Form 10-K
period 2016-12-31
DENTSPLY SIRONA Inc.
filed 2017-03-01
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2016, was $14,454,589,603.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 21, 2017 was 229,680,818.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “will,” “expect,” “anticipate,” “plan,” “intend,” “project,” “forecast,” or other similar words. All statements that address operating performance, events or developments that DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Statements contained in this report are based on information presently available to the Company and assumptions that the Company believes to be reasonable. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of this Form 10-K and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company is not assuming any duty to update this information if those facts change or if the assumptions are no longer believed to be reasonable. Investors are cautioned that all such statements involve risks and uncertainties, and important factors could cause actual events or results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

PART I

Item 1. Business

History and Overview

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide.  Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company™, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s global headquarters is located in York, Pennsylvania, and the international headquarters is based in Salzburg, Austria. The Company’s shares of common stock are listed in the United States on NASDAQ under the symbol XRAY.

On February 29, 2016 DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) in an all-stock transaction and the registrant was named DENTSPLY SIRONA Inc. (the “Merger”). DENTSPLY International Inc. dates its history to 1899, as a designer, developer, manufacturer and marketer of a broad range of consumable dental products for the professional dental market. The Company also manufactures and markets other consumable medical device products. Sirona Dental Systems, Inc. dates its history back to 1882, as a designer, developer, manufacturer and marketer of technologically-advanced dental equipment. Both Companies have long traditions of innovation in the dental industry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (CAD/CAM) system 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Detail of the Merger can be found in Note 4 Business Combinations, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Unless otherwise stated herein, reference throughout this Form 10-K to “Dentsply Sirona”, or the “Company” refers to financial information and transactions of DENTSPLY International Inc. (“DENTSPLY”) prior to February 29, 2016 and to financial information and transactions of DENTSPLY SIRONA Inc., thereafter.

Dental products and equipment accounted for approximately 92% of Dentsply Sirona’s consolidated net sales and 91% of Dentsply Sirona’s consolidated net sales, excluding precious metal content, for the year ended December 31, 2016. The remaining consolidated net sales, excluding precious metal content, are primarily related to consumable medical device products and the materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this form 10-K and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

During the first quarter of 2016, the Company realigned reporting responsibilities as a result of the Merger and changed the management structure. The Company conducts its business through two operating segments, Dental and Healthcare Consumables and Technologies. Prior period segment information has been recast to conform to the 2016 presentation.

The Company conducts its business in the United States of America (“U.S.”), as well as in over 120 foreign countries, principally through its foreign subsidiaries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Switzerland and Italy, as well as in Canada. The Company also has a significant market presence in the countries of the Commonwealth of Independent States (“CIS”), Central and South America, the Middle-East region and the Pacific Rim.

Geographic Information

For 2016, 2015 and 2014, the Company’s net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 64%, 63% and 66%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company’s U.S. and foreign sales by shipment origin set forth in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company’s operating segments for the years ended December 31, 2016, 2015 and 2014 can be found in Note 5, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. Dentsply Sirona’s principal dental product categories are dental consumable products, dental laboratory products, dental specialty products and dental equipment. Additionally, the Company’s consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, DAC, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, GALILEOS, INLAB, IN-OVATION, INTEGO, LOFRIC, MAILLEFER, MIDWEST, MTM, NUPRO, OMNICAM, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, PALODENT PLUS, PEPGEN P-15, PORTRAIT, PRIME & BOND, PROFILE, PROGLIDER, PROTAPER, RECIPROC, RINN, SANI-TIP, SCHICK, SENSE, SENTALLOY, SINIUS, SIROLASER, SIRONA, SLIMLINE, STYLUS, SULTAN, SUREFIL, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT MATRIX SYSTEMS, TRUBYTE, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 46%, 60% and 59% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2016, 2015 and 2014, respectively.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. Small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in dental laboratories include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include porcelain furnaces.

Dental Technology Products

Dental technology products consist of basic and high-tech dental equipment such as treatment centers, imaging equipment and computer aided design and machining “CAD/CAM” systems equipment for dental practitioners and laboratories. The product category also includes high-tech state-of-art dental implants and related scanning equipment and treatment software, orthodontic appliances for dental practitioners and specialist and dental laboratories. The Company is the only manufacturer that can fully outfit a dental practitioner’s office with dental equipment. Net sales of dental technology products, excluding precious metal content, accounted for approximately 45%, 28% and 28% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2016, 2015 and 2014.

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Imaging systems consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM Systems are products designed for dental offices and laboratories used for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech CAD/CAM techniques of CEramic REConstruction, or CEREC, equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The Company estimates that at December 31, 2016 the market penetration for in-office CAD/CAM systems in the U.S. and Germany was approximately 16% to 17%.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products. Net sales of healthcare consumable products, excluding precious metal content, accounted for approximately 9%, 12% and 13% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2016, 2015 and 2014, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	Increasing worldwide population.

•	Aging population in developed countries requires more dental care and is well positioned to pay for the required procedures since it controls sizable amounts of discretionary income.

•	Natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

•
Earlier preventive care and a growing demand for aesthetic dentistry - Dentistry has evolved from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

•	Increasing demands for patient comfort and ease of product use and handling.

•	Increasing demand for more efficiency and better workflow in the dental office, including digital and integrated solutions.

•
Per capita and discretionary incomes are increasing in emerging markets. As personal incomes continue to rise in emerging economies, healthcare, including dental services, is a growing priority. Many surveys indicate the middle class population will expand significantly within these emerging markets.

•
The Company’s business is less susceptible than many other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures and health conditions that are considered necessary by patients regardless of the economic environment. Dental specialty products, dental equipment and products that support discretionary dental procedures are the most susceptible to changes in economic conditions.

Dentsply Sirona employs approximately 5,000 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its distributors, dealers and the end-users.

Dental

Dentsply Sirona distributes approximately half of its dental consumable and technology products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, dental implants are often sold directly to the dental laboratory or dental professionals in some markets. For the year ended December 31, 2016, two customers, Henry Schein, Inc. and Patterson Companies, Inc., both dental distributors, each accounted for more than ten percent of consolidated net sales. At December 31, 2016, one customer, Patterson Companies, Inc., accounted for more than ten percent of the consolidated accounts receivable balance. For the year ended December 31, 2015, one customer, Henry Schein, Inc., accounted for more than ten percent of consolidated net sales. At December 31, 2015, there were no customers that accounted for ten percent or more of the consolidated accounts receivable balance. For the year ended December 31, 2014, the Company had no single customer that represented ten percent or more of consolidated net sales.

The Company has two exclusive distribution agreements with Patterson for the marketing and sales of certain legacy Sirona products and equipment in the United States and one similar agreement in Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter 2016, the decision not to extend the exclusivity beyond September 2017 was announced. The Company’s relationship with Patterson remains strong, and the Company expects to continue to distribute the products and equipment underlying the agreements through Patterson on a non-exclusive basis. However, the disruption caused by the announcement of the termination of exclusivity, as well as a reduction in Patterson sales resources, negatively impacted fourth quarter sales. Additionally, Patterson began to reduce inventories in both the United States and Canada, which further negatively impacted the Company’s reported sales in the fourth quarter by approximately $30 million. These factors are expected to continue in 2017. The Company is evaluating its options for additional channels of distribution for such products, although no firm decisions have been reached as of the date of this filing. The Company anticipates that the continuation of the inventory reduction could unfavorably impact sales in 2017 by approximately $50 million as Patterson reduces inventory in some periods and as other market channels are brought on-line in other periods. Notwithstanding the foregoing, the Company believes end-user demand for its products continues to be strong.

Although many of its dental sales are made to distributors, dealers and importers, Dentsply Sirona focuses much of its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, the Company conducts extensive distributor, dealer and end-user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing consulting and educational relationships with various dental associations and recognized worldwide opinion leaders in the dental field.

Medical

The Company’s urology products are sold directly in approximately 15 countries throughout Europe and North America, and through distributors in approximately 20 additional markets. The Company’s largest markets include the UK, Germany and France. Key customers include urologists, urology nurses, general practitioners and direct-to-patients.

Historical reimbursement levels within Europe have been higher for intermittent catheters which explain a greater penetration of single-use catheter products in that market. In the United States, which the Company considers an important growth market, the reimbursement environment has improved since 2008 as the infection control cost benefits of disposable catheters gain acceptance among payers.

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

Product Development

Innovation and successful product development are critical to keeping market leadership position in key product categories and growing market share in other products categories while strengthening the Company’s prominence in the dental and medical markets that it serves. While many of Dentsply Sirona’s existing products undergo brand extensions, the Company also continues to focus efforts on successfully launching innovative products that represent fundamental change.

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $128.5 million, $74.9 million and $80.8 million in 2016, 2015 and 2014, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The year-over-year investment for all years was reduced by foreign currency translation, which increased reported expense variations. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements with third parties, and by purchasing technologies developed by third parties.

Acquisition Activities

During September 2016, the Company finalized the acquisitions of MIS Implants Technologies Ltd. (“MIS”), a dental implant systems manufacturer headquartered in northern Israel, and a small acquisition of a healthcare consumable business. MIS is a growing and profitable manufacturer of dental implant systems. MIS is a leader in the value segment of the market, selling its products under the MIS brand through a wide distribution network that includes a direct sales force, reaching over 65 countries.

Dentsply Sirona believes that the dental consumable and technology products industries continue to experience consolidation with respect to both product manufacturing and distribution, although they remain fragmented thereby creating a number of acquisition opportunities. Dentsply Sirona also seeks to expand its position in healthcare consumable products through acquisitions.

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

Financing

Information about Dentsply Sirona’s working capital, liquidity and capital resources is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental and healthcare consumable products and dental technology product industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by clinicians, technicians and patients. Dentsply Sirona believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its global sales force, the breadth of its product line and distribution network, its commitment to customer satisfaction and support of the Company’s products by dental and medical professionals.

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

Regulation

The development, manufacture, sale and distribution of the Company’s products are subject to comprehensive governmental regulation both within and outside the United States. The following sections describe certain, but not all, of the significant regulations that apply to the Company. For a description of the risks related to the regulations that the Company is subject to, please refer to Item 1A. “Risk Factors” of this Form 10-K.

Certain of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the United States Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (MDD) (1993) in the European Union (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

Dental and medical devices of the types sold by Dentsply Sirona are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, Dentsply Sirona’s products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. Dentsply Sirona products in Europe bear the CE mark showing that such products adhere to European regulations.

All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA, the National Institutes of Health and the U.S. Public Health Service have each indicated that there are no demonstrated direct adverse health effects due to exposure to dental amalgam.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam, and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by the FDA.  In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people ages six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam.   After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action indicating a change in its position as of the filing date of this Form 10-K.

In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials have been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use of amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam, which has resulted in the sale of mercury containing products being banned in Sweden and severely curtailed in Norway. In the United States, the Environmental Protection Agency proposed in September 2014 certain effluent limitation guidelines and standards under the Clean Water Act to help cut discharges of mercury-containing dental amalgam to the environment. The rule would require affected dentists to use best available technology (amalgam separators) and other best management practices to control mercury discharges to publicly-owned treatment works. Similar regulations exist in Europe and in February 2016, the European Union adopted a ratification package regarding the United Nations Minamata Convention on Mercury, proposing rules restricting the use of dental amalgam to the encapsulated form and requiring the use of separators by dentists. The Company strongly recommends adherence to the American Dental Association’s Best Management Practices for Amalgam Waste and includes this in every package of dental amalgam. Dentsply Sirona also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

The Company is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders regarding anti-bribery and anti-corruption, including, but not limited to, the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. Federal Anti-Kickback Statute, the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) China’s National Health and Family Planning Commission (NHFPC) circulars No. 40 and No. 50, and similar international laws and regulations. The United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-United States jurisdictions generally prohibit companies and their intermediaries from improperly offering or paying anything of value to foreign government officials for the purpose of obtaining or retaining business. Some of our customer relationships are with governmental entities and therefore may be subject to such anti-bribery laws. The U. S. Federal Anti-Kickback Statute and similar anti-corruption laws applicable in non-United States jurisdictions prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a health care program, such as, in the United States, Medicare or Medicaid. In the sale, delivery and servicing of our products to other countries, we must also comply with various domestic and foreign export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Department of Commerce’s Bureau of Industry and Security (“BIS”) and similar international governmental agencies, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the respective government. Despite our internal compliance program, our policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

The Company is subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, the EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. HIPAA, as amended by the HITECH Act, and similar data-privacy laws applicable in non-United States jurisdictions, restrict the use and disclosure of personal health information, mandate the adoption of standards relating to the privacy and security of individually identifiable health information and require us to report certain breaches of unsecured, individually identifiable health information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

The Company believes it is in substantial compliance with the laws and regulations that regulate its business.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of Dentsply Sirona’s supply requirements.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own trademarks and trade names. Dentsply Sirona also owns and maintains more than 3,500 patents throughout the world and is licensed under a number of patents owned by others.

Dentsply Sirona’s policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company carefully monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. Dentsply Sirona believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Form 10-K and is incorporated herein by reference.

Employees

At December 31, 2016, the Company and its subsidiaries employed approximately 15,700 employees. Of these employees, approximately 3,800 were employed in the United States and 11,900 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract or other similar type programs. The Company believes that it generally has a positive relationship with its employees.

Environmental Matters

Dentsply Sirona believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company’s capital expenditures or on its business.

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

Securities Exchange Act Reports

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

Dentsply Sirona also makes available free of charge through its website at www.dentsplysirona.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

Item 1A. Risk Factors

The following are the significant risk factors that could materially impact Dentsply Sirona’s business, financial condition or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority.

Dentsply Sirona may be unable to integrate successfully DENTSPLY’s and Sirona’s businesses and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in large part, on the ability of Dentsply Sirona to realize the anticipated benefits, including revenue and cost synergies, from combining DENTSPLY and Sirona’s businesses. To realize these anticipated benefits, DENTSPLY and Sirona’s businesses must be successfully integrated. This integration will be complex and time consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in Dentsply Sirona not fully achieving the anticipated benefits of the Merger. Potential difficulties Dentsply Sirona may encounter as part of the integration process include, but are not limited to, the following:

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

•
Dentsply Sirona’s current and prospective employees may experience uncertainty about their roles within Dentsply Sirona following the Merger, which may have an adverse effect on the ability of Dentsply Sirona to attract or retain key management and other key personnel; and

•
No assurance can be given that Dentsply Sirona will be able to attract or retain key management personnel and other key employees to the same extent that DENTSPLY and Sirona have previously been able to attract or retain employees, which could have a negative impact on their respective businesses.

In addition, given that DENTSPLY and Sirona operated independently until the completion of the Merger, it is possible that the integration process could result in:

•	diversion of the attention of Dentsply Sirona’s management;

•	disruption of existing relationships with distributors, suppliers and other manufacturers in the industry that drive a substantial amount of revenues to Dentsply Sirona; and

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

The success of our business depends in part on achieving our strategic objectives, including through acquisitions and dispositions.

With respect to acquisitions and dispositions of assets and businesses, the Company may not achieve expected returns and other benefits associated with business combinations as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, the Company may not achieve anticipated synergies from related integration activities. However, the Company continues to evaluate the potential disposition of assets and businesses that may no longer help the Company achieve its strategic objectives, and to view acquisitions as a key part of its growth strategy.

After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, the transaction may remain subject to necessary regulatory and governmental approvals on acceptable terms as well as the satisfaction of pre-closing conditions, which may prevent the Company from completing the transaction in a timely manner, or at all. From a workforce perspective, risks associated with acquisitions and dispositions include, among others, delays in anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impacts on the Company’s relationship with labor unions, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

When the Company decides to sell assets or a business, the Company may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of its strategic objectives. Alternatively, the Company may dispose of a business at a price or on terms that are less than the Company had anticipated, or with the exclusion of assets that must be divested or run off separately. Dispositions may also involve continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside the Company’s control, could affect its future financial results.

In the context of acquisitions, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management’s attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available on terms that restrict its business or that impose additional costs that reduce its operating results.

Recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending could adversely affect our business, financial condition or results of operations.

Our results of operations and financial condition could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. It has undergone, and is in the process of undergoing, significant changes driven by efforts to reduce costs. These changes include legislative healthcare reform, the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers. Some of these potential changes may cause a decrease in demand for and/or reduce the prices of Dentsply Sirona’s products. These changes could adversely affect Dentsply Sirona’s revenues and profitability. In addition, similar legislative efforts in the future could adversely impact Dentsply Sirona’s business.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, (the “Health Care Reform Law”), made major changes to the way health care is financed by both governmental and private payors. Certain provisions of the Health Care Reform Law (and rules issued thereunder) could affect us adversely by increasing provider costs, shrinking the pool of covered persons, or restricting coverage of related services. The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. One such provision that began in 2013 imposed a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers. This adversely affected sales and cost of goods sold through December 31, 2015. This provision was temporarily suspended through December 31, 2017, which may adversely affect sales and cost of goods sold thereafter if not repealed. The Health Care Reform Law may also adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown. Additionally, further federal and state proposals for health care reform are likely as a result of the U.S. elections in November 2016, and the Health Care Reform

Law may be invalidated, in whole or in part, or it may be repealed. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

In certain international markets, particularly in European Union member countries and other countries whose marketplaces are dominated by government-administered healthcare programs, government and regulatory programs have a more significant impact than in other markets. Changes to these programs could have a negative impact on the Company’s results.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using Dentsply Sirona’s products may cause Dentsply Sirona’s revenue to decline.

Third-party payors, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While Dentsply Sirona cannot predict what effect the policies of government entities and other third-party payors will have on future sales of our products, there can be no assurance that such policies would not cause Dentsply Sirona’s revenue to decline.

Negative changes in the dental or medical device markets or prolonged negative economic conditions in domestic and global markets in which the Company operates may adversely affect the Company’s financial condition or results of operations.

Notwithstanding that the Company believes that its business is less susceptible than many other industries to general economic downturns, the success of the Company is dependent upon the continued strength of the dental and medical device markets and is also somewhat dependent upon the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company’s results of operations and financial condition. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. For instance, data suggests that the utilization of dental services by working age adults in the U.S. may have declined over the last several years. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect the Company’s supply chain and the customers and consumers of the Company’s products and may have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The June 2016 U.K. referendum in which voters approved an exit from the European Union (“Brexit”) and the likely withdrawal of the U.K. from the European Union as a result may create further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the European Union and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operation or cash flows.

Due to the Company’s international operations, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the Company’s customers’ access to credit as well as on the underlying strength of particular economies and dental markets. Although the Company may use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company. Additionally, as a result of Brexit, global markets and foreign currencies may be adversely impacted. In particular, the value of the British pound has declined as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. dollar could have a negative effect on our business, financial condition and results of operations. Further, policy changes resulting from the November 2016 U.S. elections could also affect foreign exchange markets.

Dentsply Sirona hedging and cash management transactions may expose Dentsply Sirona to loss or limit Dentsply Sirona’s potential gains.

As part of Dentsply Sirona’s risk management program, we use foreign currency exchange forward contracts. While intended to reduce the effects of exchange rate fluctuations, these transactions may limit Dentsply Sirona’s potential gains or expose Dentsply Sirona to loss. Should Dentsply Sirona’s counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

In addition to fluctuations in quarterly earnings, a variety of other factors may have a significant impact on the market price of Dentsply Sirona’s common stock causing volatility. These factors include, but are not limited to, the publication of earnings estimates or other reports and speculation in the press or investment community; changes in the Company’s industry and competitors; the Company’s financial condition and cash flows; any future issuances of Dentsply Sirona’s common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in geographical areas in which the Company does business.

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

Dentsply Sirona’s business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

Dentsply Sirona is subject to extensive domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), the United States Federal Trade Commission, the United

States Department of Justice, the Environmental Protection Agency (“EPA”), and other similar domestic and foreign authorities. These laws, rules, regulations, self-regulatory codes, circulars and orders include, but are not limited to, the United States Food, Drug and Cosmetic Act, the European Council Directive 93/42/EEC on Medical Devices (MDD) (1993) (and implementing and local measures adopted thereunder), the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. Federal Anti-Kickback Statute and similar international anti-bribery and anti-corruption laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”), and regulations relating to trade, import and export controls and economic sanctions. Such laws, rules, regulations, self-regulatory codes, circulars and orders may be complex and are subject to change. For example, since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our operations and customers with operations connected to the United Kingdom. Any such changes to the regulatory regime could have a material adverse effect on our ability to adjust our solutions to comply with such changes.

Compliance with the numerous applicable existing and new laws, rules, regulations, self-regulatory codes, circulars and orders could require us to incur substantial regulatory compliance costs. Although the Company has implemented policies and procedures to comply with applicable laws, rules, regulations, self-regulatory codes, circulars and orders, there can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, rules, regulations, self-regulatory codes, circulars and orders. Failure to comply with applicable laws, rules, regulations, self-regulatory codes, circulars or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations.

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

Dentsply Sirona is subject to federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars and orders relating to health care fraud, including, but not limited to, the U.S. Federal Anti-Kickback Statute, the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) and China's National Health and Family Planning Commission (NHFPC) circulars No. 49 and No. 50. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payors and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payors and programs.

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise Dentsply Sirona’s marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act and similar foreign laws, rules, regulations, self-regulatory codes, circulars and orders, such as France’s Loi Bertrand and rules issued by Denmark’s Health and Medicines Authority, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

Failure to comply with health care fraud laws, rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on Dentsply Sirona’s business. Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require Dentsply Sirona to make changes in Dentsply Sirona’s operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

While we believe that we are substantially compliant with the foregoing laws and rules, regulations, self-regulatory codes, circulars and orders promulgated thereunder, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable laws, rules, regulations, self-regulatory codes, circulars and orders, or the interpretation thereof, or changes in Dentsply Sirona’s services or marketing practices in response, could adversely affect Dentsply Sirona’s business.

If we fail to comply with domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to Dentsply Sirona’s products, or incur penalties or other liabilities.

Certain of Dentsply Sirona’s businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars and orders that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches. Such laws include, but are not limited to, the Federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), France’s Data Protection Act of 1978 (rev. 2004) and similar international laws and the rules, regulations, self-regulatory codes, circulars and orders promulgated thereunder. Failure to comply with these laws, rules, regulations, self-regulatory codes, circulars and orders can result in substantial penalties and other liabilities. As a result of the HITECH Act, which was passed in 2009, some of Dentsply Sirona’s businesses that were previously only indirectly subject to HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule was required by September 23, 2013, and increases the requirements applicable to some of Dentsply Sirona’s businesses.

In addition, Dentsply Sirona’s affiliates handle personally identifiable information pertaining to Dentsply Sirona’s members and paying subscribers. Both Dentsply Sirona and Dentsply Sirona’s affiliates are subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders related to Internet communications (including the CAN-SPAM Act of 2003, EU Directive 2002/58/EC and similar international laws and regulations), consumer protection (including the Telephone Consumer Protection Act and similar state and international laws and regulations), advertising, privacy, security and data protection, including the HITECH Act, HIPAA, France’s Data Protection Act of 1978 (rev. 2004), and similar international laws regulations. If Dentsply Sirona or Dentsply Sirona’s affiliates are found to be in violation of these laws, rules, regulations, self-regulatory codes, circulars or orders, Dentsply Sirona may become subject to administrative fines or litigation, which could materially increase Dentsply Sirona’s expenses.

Regulations related to conflict minerals could adversely impact Dentsply Sirona’s business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and similar international regulations including consumer protection rules issued by Germany’s Ministry for Consumer Protection, Food and Agriculture contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. There are additional costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in Dentsply Sirona’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in Dentsply Sirona’s products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of Dentsply Sirona’s products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in Dentsply Sirona’s products through the procedures we may implement.

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

The Company relies in part on its dealer and customer relationships and predictions of dealer and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected.  These changes may be influenced by changing relationships with the dealers and customers, economic conditions and customer preference for particular products.  There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history.

During the fourth quarter of 2016, upon the announcement that the exclusive provisions of the agreement would expire by its terms, Patterson began to reduce inventories in both the United States and Canada, which negatively impacted the Company’s reported sales in the fourth quarter. The reduction of inventory by Patterson is expected to continue in 2017 as the Company and Patterson move to a non-exclusive arrangement. The Company is evaluating its options for additional channels of distribution for subject products commencing as early as October 2017, although no firm decisions have been reached as of the date of this filing. As a result of the above, the Company’s sales will likely fluctuate in 2017 on a quarter by quarter basis, as Patterson reduces inventory in some periods and as other market channels are brought on line in other periods.

Changes in or interpretations of tax rules, operating structures, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

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

Challenges may be asserted against the Company’s products due to real or perceived quality, health or environmental issues.

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality, health or environmental impact of the Company’s products or certain raw material components of the Company’s products. All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. In the United States, the EPA proposed in September 2014 certain effluent limitation guidelines and standards under the Clean Water Act to help cut discharges of mercury-containing dental amalgam to the environment. The rule would require affected dentists to use best available technology (amalgam separators) and other best management practices to control mercury discharges to publicly-owned treatment works. Similar regulations exist in Europe and in February 2016, the European Union adopted a ratification package regarding the United Nations Minamata Convention on Mercury, proposing rules restricting the use of dental amalgam to the encapsulated form and requiring the use of separators by dentists. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam. Dentsply Sirona also manufactures and sells non-amalgam dental filling materials that do not contain mercury but that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of dental amalgam or of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results and legal and regulatory developments in this area may lead to litigation and/or product limitations or discontinuation.

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

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair values of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Net sales growth, discount rates, earnings multiples and future cash flow projections are critical assumptions used to determine these fair values. The Company has made disclosures about the fair values of certain reporting units and indefinite-lived intangible assets approximating the book values within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Judgments and Policies.” Specifically included in the disclosures is one reporting unit within the Technologies segment as well as the four reporting units (three within the Technologies segment and one within the Dental and Healthcare Consumables segment) and the related indefinite-lived intangible assets created as a result of the Merger. Given the limited time since the Merger date, the indefinite-lived assets and reporting units’ fair values approximate the book values of the indefinite-lived assets and reporting units. Slower net sales growth rates in the dental or medical device industries, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the indefinite-lived assets and goodwill in these five reporting units may not be recoverable. The Company may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of these indefinite-lived assets and goodwill is determined.

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

Dentsply Sirona’s success will depend in part on Dentsply Sirona’s ability to obtain and enforce claims in our patents directed to Dentsply Sirona’s products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that Dentsply Sirona faces with respect to Dentsply Sirona’s patents and patent applications include the following:

•
the pending patent applications that Dentsply Sirona has filed, or to which Dentsply Sirona has exclusive rights, may not result in issued patents or may take longer than Dentsply Sirona expects to result in issued patents;

•	the allowed claims of any patents that are issued may not provide meaningful protection;

•	Dentsply Sirona may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to Dentsply Sirona may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to Dentsply Sirona;

•
disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by Dentsply Sirona and Dentsply Sirona’s respective licensors; and

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

Due to the international nature of our business, including increasing exposure to markets outside of the U.S. and Europe, political or economic changes or other factors could harm our business and financial performance.

Approximately two-thirds of the Company’s sales are located in regions outside the United States. In addition, we anticipate that sales outside of the U.S. and Europe will continue to expand and account for a significant portion of Dentsply Sirona’s revenue. Operating internationally is subject to a number of uncertainties, including, but not limited to, the following:

•	Economic and political instability;

•	Import or export licensing requirements;

•	Additional compliance-related risks;

•	Trade restrictions and tariffs;

•	Product registration requirements;

•	Longer payment cycles;

•	Changes in regulatory requirements and tariffs;

•	Fluctuations in currency exchange rates;

•	Potentially adverse tax consequences; and

•	Potentially weak protection of intellectual property rights.

Certain of these risks may be heightened as a result of changing political climates, for example as a result of Brexit or the results of the November 2016 U.S. elections, both of which may lead to changes in areas such as trade restrictions and tariffs,regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance.

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

Dentsply Sirona believes that its manufacturing capabilities are important to its success. The manufacture of the Company’s products requires substantial and varied technical expertise. Complex materials, technology and processes are necessary to manufacture the Company’s products. There can be no assurance that the Company will be able to maintain the necessary operational and technical expertise that is key to its success.

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

The Company relies heavily on information and technology to operate its business networks, and any cyber-attacks or other disruption to its technology infrastructure or the Internet could harm the Company’s operations.

Dentsply Sirona operates many aspects of its business including financial reporting and customer relationship management through server- and web-based technologies, and stores various types of data on such servers or with third-parties who may in turn store it on servers or in the “cloud”. Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” cyber-attacks and other attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions and the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, personal information of individuals and customers, or other sensitive information. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, or cause significant harm to our reputation, which could result in lost revenues. While Dentsply Sirona has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from cyber-attacks, technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

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

The Company has debt securities outstanding of approximately $1.5 billion. Dentsply Sirona also has the ability to incur up to $500.0 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

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

Dentsply Sirona’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company will be required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that Dentsply Sirona will be able to do so. Dentsply Sirona’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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

Certain provisions of Dentsply Sirona’s Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of Dentsply Sirona. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend Dentsply Sirona’s By-laws and prevent them from calling special meetings of stockholders. In addition, members of Dentsply Sirona’s management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 2% of the outstanding common stock of Dentsply Sirona. Delaware law imposes some restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s outstanding common stock.

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

Historically, a substantial portion of Dentsply Sirona’s revenue has come from a limited number of distributors. For example, Patterson Companies, Inc. and Henry Schein, Inc. each accounted for approximately 12% of the annual revenue of Dentsply Sirona in 2016. It is anticipated that Patterson Companies, Inc. and Henry Schein, Inc. will continue to be the largest contributors to Dentsply Sirona’s revenue for the foreseeable future. There can be no assurance that Patterson Companies, Inc. and Henry Schein, Inc. will purchase any specified minimum quantity of products from Dentsply Sirona or that they will continue to purchase any products at all. If Patterson Companies, Inc. or Henry Schein, Inc. ceases to purchase a significant volume of products from Dentsply Sirona, it could have a material adverse effect on Dentsply Sirona’s results of operations and financial condition. This risk is increased by the fact that exclusive arrangement the Company has with Patterson Companies, Inc. with respect to certain products in the U.S. and Canada will terminate subsequent to September 2017. We cannot assure you that this cessation of exclusivity will not adversely affect our results of operations. As we transition from a single distributor model to a multi-distributor model for our CEREC CAD/CAM products, our sales could be adversely affected as we incorporate new distributors into our network.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce Dentsply Sirona’s products, which could result in decreased sales or increased costs, either of which would negatively impact Dentsply Sirona’s financial condition and results of operations.

A significant part of our foreign employees are subject to collective bargaining agreements, and some of Dentsply Sirona’s employees are unionized; therefore, Dentsply Sirona is subject to the risk of work stoppages and other labor relations matters. Any prolonged work stoppage or strike at any one of Dentsply Sirona’s principal facilities could have a negative impact on Dentsply Sirona’s business, financial condition, or results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations at December 31, 2016:

Location	Function	Leased or Owned

United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Waltham, Massachusetts (2)	Manufacture and distribution of dental implant products	Leased

Long Island City, New York (2)	Manufacture of dental technology products	Leased

Charlotte, North Carolina (2)	Distribution of dental technology products	Leased

Maumee, Ohio (1)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (3)	Distribution of dental products	Leased

York, Pennsylvania (1)	Manufacture and distribution of artificial teeth	Owned

and other dental consumable products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (1)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (1)	Manufacture and distribution of dental products	Owned

Petropolis, Brazil (1)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Pirassununga, Brazil (1)	Manufacture and distribution of artificial teeth	Owned/Leased

Tianjin, China (1)	Manufacture and distribution of dental products	Leased

Bensheim, Germany (2)	Manufacture and distribution of dental equipment	Owned

Hanau, Germany (1)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (2)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (1)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (3)	Distribution of dental products	Leased

Rosbach, Germany (1)	Manufacture and distribution of dental ceramics	Owned

Bar Lev Industrial Park, Israel (2)	Manufacture and distribution of dental implant products	Owned/Leased

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (1) (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Venlo, Netherlands (3)	Distribution of dental consumable products	Leased

Katikati, New Zealand (1)	Manufacture of dental consumable products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (1)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (1) (2)	Manufacture and distribution of dental implant products and	Owned
healthcare consumable products

Ballaigues, Switzerland (1)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Ankara, Turkey (1)	Manufacture and distribution of healthcare consumable products	Owned

(1)	These properties are included in the Dental and Healthcare Consumables segment.

(2)	These properties are included in the Technologies segment.

(3)	This property is a distribution warehouse not managed by named segments.

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

The Company also owns its corporate headquarters located in York, Pennsylvania and leases its international headquarters in Salzburg, Austria.

Dentsply Sirona believes that its properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, and Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DENTSPLY SIRONA INC. AND SUBSIDIARIES
Quarterly Stock Market and Dividend Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicated, the high, low, closing sale prices and cash dividends declared of the Company’s common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low

2016
First Quarter	$63.68	$53.43	$61.63	$0.0775
Second Quarter	65.83	58.84	62.04	0.0775
Third Quarter	65.16	58.57	59.43	0.0775
Fourth Quarter	62.92	55.01	57.73	0.0775

2015
First Quarter	$53.85	$49.42	$50.89	$0.0725
Second Quarter	53.72	49.81	51.55	0.0725
Third Quarter	57.61	50.09	50.57	0.0725
Fourth Quarter	63.45	49.48	60.85	0.0725

Approximately 123,579 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 298 holders of record of the Company’s common stock.

Stock Repurchase Program

At December 31, 2016, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on September 21, 2016.  The table below contains certain information with respect to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2016:

(in millions, except per share amounts)				Number of Shares that May Yet be Purchased Under the Stock Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1, 2016 to October 31, 2016	0.9	$58.28	$51.4	5.3
November 1, 2016 to November 30, 2016	0.7	59.97	42.2	4.8
December 1, 2016 to December 31, 2016	0.4	57.90	21.9	4.6
	2.0	$58.81	$115.5

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued under equity compensation plans at December 31, 2016:

(in millions, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	10.3	$41.08	36.4

Performance Graph

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 index, and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/11
12/12
12/13
12/14
12/15
12/16
DENTSPLY SIRONA Inc.
NASDAQ Composite
S&P 500
S&P Health Care

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
DENTSPLY SIRONA Inc.	100.00	113.85	140.15	154.85	177.84	169.58
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Health Care	100.00	117.89	166.76	209.02	223.42	217.41

Item 6.  Selected Financial Data

DENTSPLY SIRONA INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in millions, except per share amounts, days and percentages)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year ended December 31,
	2016(a)	2015	2014	2013	2012

Statement of Operations Data:
Net sales	$3,745.3	$2,674.3	$2,922.6	$2,950.8	$2,928.4
Net sales, excluding precious metal content (b)	3,681.0	2,581.5	2,792.7	2,771.7	2,714.7
Gross profit	2,000.9	1,517.2	1,599.8	1,577.4	1,556.4
Restructuring and other costs	23.2	64.7	11.1	13.4	25.7
Operating income	454.7	375.2	445.6	419.2	381.9
Income before income taxes	440.9	329.7	404.4	369.3	330.7
Net income	431.4	251.1	322.9	318.2	318.5
Net income attributable to Dentsply Sirona	$429.9	$251.2	$322.9	$313.2	$314.2

Earnings per common share:
Basic	1.97	1.79	2.28	2.20	2.22
Diluted	1.94	1.76	2.24	2.16	2.18

Cash dividends declared per common share	0.310	0.290	0.265	0.250	0.220

Weighted Average Common Shares Outstanding:
Basic	218.0	140.0	141.7	142.7	141.9
Diluted	221.6	142.5	144.2	145.0	143.9

Balance Sheet Data:
Cash and cash equivalents	383.9	284.6	151.6	75.0	80.1
Property, plant and equipment, net	799.8	558.8	588.8	637.2	614.7
Goodwill and other intangibles, net	8,909.6	2,588.3	2,760.1	3,076.9	3,041.6
Total assets	11,656.1	4,402.9	4,646.5	5,073.6	4,966.8
Total debt, current and long-term portions (c)	1,532.2	1,153.1	1,261.9	1,471.6	1,515.5
Equity	8,125.9	2,339.4	2,322.2	2,578.0	2,249.4
Return on average equity	8.2%	10.8%	13.2%	13.0%	15.2%
Total net debt to total capitalization (d)	12.4%	27.1%	32.3%	35.1%	39.0%

Other Data:
Depreciation and amortization	$271.7	$122.9	$129.1	$127.9	$129.2
Cash flows from operating activities	563.4	497.4	560.4	417.8	369.7
Capital expenditures	125.0	72.0	99.6	100.3	92.1
Interest expense (income), net	33.9	53.7	41.3	41.5	48.1
Inventory days	113	110	113	114	106
Receivable days	58	54	55	56	53
Effective tax rate	2.2%	23.4%	20.1%	14.1%	2.7%
(a) Includes the results of the Sirona merger from February 29, 2016 through December 31, 2016. Information prior to February 29, 2016 refers to DENTSPLY International Inc only.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Items 8 and 15 of this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  See “Forward-Looking Statements” in the beginning of this Form 10-K.  The MD&A includes the following sections:

•	Business - a general description of Dentsply Sirona’s business and how performance is measured;

•	Results of Operations - an analysis of the Company’s consolidated results of operations for the three years presented in the Consolidated Financial Statements;

•	Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates; and

•	Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; and aggregate contractual obligations.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form Dentsply Sirona Inc. (the “Merger”) The accompanying financial information for the Company for the year ended December 31, 2016, include the results of operations for Sirona for the period February 29, 2016 to December 31, 2016.

References to the ”combined business” or the “combined businesses” are included below to provide comparisons of net sales performance from year to year as if the businesses were combined on January 1, 2015.

2016 Operational Highlights

•
The Company closed its merger between DENTSPLY International Inc. and Sirona Dental Systems, Inc. on February 29, 2016 and established Dentsply Sirona as The Dental Solutions Company™ and the largest manufacturer of dental products for the professional dental market. The Company is best positioned to foster the development of differentiated integrated solutions for general practitioners and specialists.

•
For the year ended December 31, 2016, net sales, excluding precious metal content, increased 42.6% compared to prior year. The increase in sales primarily reflects the impact of consolidating ten months of Sirona’s sales. For the year ended December 31, 2016, sales of our combined businesses (a non-US GAAP measure as referenced above), grew 3.6% on a constant currency basis. This includes a benefit of 1.7% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which results in internal growth of 2.4%.

•
For the year ended December 31, 2016, net income attributable to Dentsply Sirona increased 71.2%. Earnings per diluted share of $1.94 increased by 10.2% from $1.76 in the prior year. On an adjusted basis (a non-US GAAP measure as defined under the heading “Net Income attributable to Dentsply Sirona” ), full year 2016 net income grew 64.7% and earnings per diluted share grew 5.7% to $2.78 from $2.62 in the prior year. The Company’s results reflect a significant earnings headwind from currency rate changes compared to the prior year of approximately 3.0%, or $0.08 per diluted share.

•
In 2016, the Company initiated merger and integration activities to capture cost and revenue synergies. The Company completed the elimination of certain corporate redundancies, the planning of country consolidation activities and the renegotiating of supply contracts with vendors. Additionally, the Company initiated reorganization activities that include manufacturing and logistics. The Company achieved tax savings as it realized complementary tax attributes of the combined businesses. With regard to revenue synergies, Dentsply Sirona launched combined commercial activities, such as bundling products and developing cross-selling opportunities. Investments in research and development have yielded new products and solutions which is expected to generate sales growth in the future.

•
During 2016, the Company deployed cash in excess of $1.2 billion as it returned cash to shareholders through common share repurchases and dividend payments, as well as strengthened the business through acquisitions. During 2016, the Company completed two acquisitions with an aggregate purchase price of $341.1 million, including the acquisition of MIS Implants Technologies Ltd. (“MIS”), a manufacturer of dental implant systems, and a small acquisition of a healthcare consumable business. In addition, the Company repurchased $813.9 million of common shares outstanding in 2016.

Company Profile

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide.  Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company™, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s global headquarters is located in York, Pennsylvania, and the international headquarters are based in Salzburg, Austria. The Company’s shares are listed in the United States on NASDAQ under the symbol XRAY.

BUSINESS

The Company operates in two business segments, Dental and Healthcare Consumables and Technologies.

The Dental and Healthcare Consumables segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s Dental and Healthcare Consumable Products which include preventive, restorative, instruments, endodontic, and laboratory dental products as well as consumable medical device products.

The Technologies segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology Products which includes dental implants, CAD/CAM systems, imaging systems, treatment centers and orthodontic products.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) constant currency sales growth by segment and geographic region; (2) internal sales growth by segment and geographic region; and (3) adjusted operating income and margins of each reportable segment, which excludes the impacts of purchase accounting, corporate expenses, and certain other items to enhance the comparability of results period to period. These principal measurements are not calculated in accordance with accounting principles generally accepted in the United States; therefore, these items represent non-US GAAP measures. These non-US GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted at the U.S. dollar to local currency average foreign exchange rate for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal” sales growth as constant currency sales growth excluding the impacts of net acquisitions and divestitures, Merger accounting impacts and discontinued products.

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies has allowed it to grow faster than the underlying dental market.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. The Company believes that the benefits from these global efficiency and integration initiatives will improve the cost structure and help mitigate the impacts of rising costs such as energy, employee benefits and regulatory oversight and compliance.

The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will continue to be achieved.

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $83 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental , healthcare consumable and dental technology products, they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities as well as distributor inventory management contribute to this fluctuation. The Company typically implements most of its price increases in October or January of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels at those distributors to the extent that future purchase commitments may not be met and could impact the Company’s consolidated net sales and net income in a given period or over multiple periods. In addition, the Company may from time to time, engage in new distributor relationships that could cause quarterly fluctuations of consolidated net sales and net income. Any of these fluctuations could be material to the Company’s consolidated financial statements.

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

The Company has two exclusive distribution agreements with Patterson for the marketing and sales of certain legacy Sirona products and equipment in the United States and and one similar agreement in Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter 2016, the decision not to extend the exclusivity beyond September 2017 was announced. The Company’s relationship with Patterson remains strong, and the Company expects to continue to distribute the products and equipment underlying the agreements through Patterson on a non-exclusive basis. However, the disruption caused by the announcement of the termination of exclusivity, as well as a reduction in Patterson sales resources, negatively impacted fourth quarter sales. Additionally, Patterson began to reduce inventories in both the United States and Canada, which further negatively impacted the Company’s reported sales in the fourth quarter by approximately $30 million. These factors are expected to continue in 2017. The Company is evaluating its options for additional channels of distribution for such products, although no firm decisions have been reached as of the date of this filing. The Company anticipates that the continuation of the inventory reduction could unfavorably impact sales in 2017 by approximately $50 million as Patterson reduces inventory in some periods and as other market channels are brought on-line in other periods. Notwithstanding the foregoing, the Company believes end-user demand for its products continues to be strong.

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the year ended December 31, 2016, net sales, excluding precious metal content, were unfavorably impacted by approximately 1.2% and earnings per diluted common share by approximately $0.08 due to movements in foreign currency exchange rates.

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

2016 Compared to 2015

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

	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Net sales	$3,745.3	$2,674.3	$1,071.0	40.0%
Less: Precious metal content of sales	64.3	92.8	(28.5)	(30.7%)
Net sales, excluding precious metal content	$3,681.0	$2,581.5	$1,099.5	42.6%

Net sales, excluding precious metal content, for the year ended December 31, 2016 were $3,681.0 million, an increase of $1,099.5 million from the year ended December 31, 2015, as reported by legacy DENTSPLY. This excludes approximately $13.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 30.7% during 2016, which was primarily related to the discontinued refinery product lines and to a lesser extent the continued reduction in the use of precious metal alloys in dentistry.

For the year ended December 31, 2016, sales of our combined businesses grew 3.6% on a constant currency basis. This includes a benefit of 1.7% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which leads to internal growth of 2.4%. Net sales, excluding precious metal content, were negatively impacted by approximately 90 basis points due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business for the year ended December 31, 2016 and 2015, respectfully, is as follows:

	Year Ended
	December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Net sales	$3,745.3	$2,674.3	$1,071.0	40.0%
Less: precious metal content of sales	64.3	92.8	(28.5)	(30.7%)
Net sales, excluding precious metal content	3,681.0	2,581.5	1,099.5	42.6%
Sirona net sales (a)	160.7	1,172.5	(1,011.8)	NM
Merger related adjustments (b)	13.5	—	13.5	NM
Elimination of intercompany net sales	(0.5)	(2.3)	1.8	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$3,854.7	$3,751.7	$103.0	2.7%
(a) Represents Sirona sales for January and February 2016, and the year ended December 31, 2015.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, for the year ended December 31, 2016 and 2015, respectfully, by geographic region is as follows:

	Year Ended
	December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

United States	$1,306.4	$958.8	$347.6	36.3%

Europe	1,421.7	1,065.3	356.4	33.5%

Rest of World	952.9	557.4	395.5	71.0%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region for the year ended December 31, 2016 and 2015, respectfully, is as follows:

	Year Ended
	December 31, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,311.6	$1,463.2	$970.5	$3,745.3
Less: precious metal content of sales	5.2	41.5	17.6	64.3
Net sales, excluding precious metal content	1,306.4	1,421.7	952.9	3,681.0
Sirona net sales (a)	60.5	59.4	40.8	160.7
Merger related adjustments (b)	11.9	1.6	—	13.5
Elimination of intercompany net sales	(0.1)	(0.4)	—	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,378.7	$1,482.3	$993.7	$3,854.7
(a) Represents Sirona sales for January and February 2016
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Year Ended
	December 31, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$965.9	$1,125.7	$582.7	$2,674.3
Less: precious metal content of sales	7.1	60.4	25.3	92.8
Net sales, excluding precious metal content	958.8	1,065.3	557.4	2,581.5
Sirona net sales (a)	406.4	394.0	372.1	1,172.5
Elimination of intercompany net sales	(0.1)	(2.2)	—	(2.3)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,365.1	$1,457.1	$929.5	$3,751.7
(a) Represents Sirona sales for the year ended December 31, 2015.

United States

Reported net sales, excluding precious metal content, increased by 36.3% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase reflects sales of $352.3 million as a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months. This excludes approximately $11.9 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the year ended December 31, 2016, sales of our combined businesses grew 1.0% on a constant currency basis. This includes a benefit of 2.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in a negative internal sales growth rate of 0.9%. This was driven by lower sales in the Technologies segment and was the result of lower purchases by a dealer compared to the prior period.

Europe

Reported net sales, excluding precious metal content, increased by 33.5% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase reflects sales of $361.6 million as a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months. This excludes approximately $1.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the year ended December 31, 2016, sales of our combined businesses grew 3.2% on a constant currency basis. This includes a benefit of 1.0% from net acquisitions and was unfavorably impacted by discontinued products by approximately 70 basis points, which results in internal growth of 2.9%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.5% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, increased by 71.0% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase reflects sales of $378.7 million as a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months.

For the year ended December 31, 2016, sales of our combined businesses grew 8.2% on a constant currency basis. This includes a benefit of 1.9% from net acquisitions and was unfavorably impacted by discontinued products by approximately 30 basis points, which results in internal growth of 6.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was driven by higher demand in both segments led by the Technologies segment.

Gross Profit

	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Gross profit	$2,000.9	$1,517.2	$483.7	31.9%
Gross profit as a percentage of net sales, including precious metal content	53.4%	56.7%
Gross profit as a percentage of net sales, excluding precious metal content	54.4%	58.8%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 440 basis points for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was the result of the roll-off of Merger related fair value adjustments, Sirona’s lower gross profit rate, and foreign currency, which negatively impacted the rate by 610 basis points. The decrease was partially offset by savings from the Company’s global efficiency and integration program and favorable product pricing during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Operating Expenses

	Year Ended
	December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,523.0	$1,077.3	$445.7	41.4%
Restructuring and other costs	23.2	64.7	(41.5)	(64.1%)

SG&A as a percentage of net sales, including precious metal content	40.7%	40.3%
SG&A as a percentage of net sales, excluding precious metal content	41.4%	41.7%

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the year ended December 31, 2016 decreased 30 basis points compared to the year ended December 31, 2015. The decrease was primarily the result of Sirona’s lower operating expense rate and savings from the Company’s global efficiency and integration program, partially offset by increased amortization expense and other costs related to the Merger.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $23.2 million for the year ended December 31, 2016 compared to $64.7 million for the year ended December 31, 2015. In 2016, restructuring costs were related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. In 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment.

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $83 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Net interest expense	$33.9	$53.7	$(19.8)	(36.9%)
Other expense (income), net	(20.1)	(8.2)	(11.9)	NM
Net interest and other expense	$13.8	$45.5	$(31.7)
NM - Not meaningful

Net Interest Expense

Net interest expense for the year ended December 31, 2016 was $19.8 million lower as compared to the year ended December 31, 2015. The decrease is a result of $15.5 million of costs incurred in 2015 related to a bond tender which was comprised of a bond premium and tender fees paid of $8.5 million and the acceleration of the discount on tendered bonds and other fees of $7.0 million. Excluding the bond tender expense, net interest expense was $4.2 million lower in 2016 as compared to 2015 due to lower average interest rates on lower average debt levels during 2016.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2016 improved $11.9 million compared to the year ended December 31, 2015. Other expense (income), net for the year ended December 31, 2016 includes foreign exchange gain of $10.3 million and $9.9 million of other non-operating income primarily due to a legal settlement. Other income, net for the year ended December 31, 2015 was $8.2 million, comprised primarily of $5.2 million of foreign exchange gains, and $3.0 million of other non-operating income.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share and percentage amounts)	2016	2015	$ Change

Effective income tax rate	2.2%	23.4%

Net income attributable to Dentsply Sirona	$429.9	$251.2	$178.7

Diluted earnings per common share	$1.94	$1.76

Provision for Income Taxes

The Company’s effective tax rate for 2016 and 2015 was 2.2% and 23.4%, respectively. For the year ended December 31, 2016, income taxes were a net expense of $9.5 million. During the year, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $72.6 million, resulting from the Merger. The Company also recorded $0.8 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 18.9%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

The Company’s effective income tax rate for 2016 included the net impact of business combination related costs and fair value adjustments, amortization of purchased intangible assets, restructuring program related costs and other costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $340.3 million and $153.1 million, respectively.

The Company’s effective income tax rate for 2015 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, income tax related adjustments, credit risk and fair value adjustments and certain fair value adjustments related to an unconsolidated affiliated company which impacted income before income taxes and the provision for income taxes by $153.0 million and $33.5 million, respectively.

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

The adjusted net income attributable to Dentsply Sirona consists of net income attributable to Dentsply Sirona adjusted to exclude the following:

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

	Year Ended December 31, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$429.9	$1.94
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	162.2
Amortization of purchased intangible assets	155.3
Restructuring program related costs and other costs	17.0
Credit risk and fair value adjustments	5.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(79.6)
Subtotal non-US GAAP adjustments	260.7	1.17
Income tax related adjustments	(73.5)	(0.33)
Adjusted non-US GAAP net income	$617.1	$2.78
(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Year Ended December 31, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$251.2	$1.76
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	92.9
Amortization of purchased intangible assets	43.7
Business combination related costs and fair value adjustments	13.3
Credit risk and fair value adjustments	8.3
Certain fair value adjustments related to an unconsolidated affiliated company	(2.8)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(39.8)
Subtotal non-US GAAP adjustments	115.6	0.82
Income tax related adjustments	6.3	0.04
Adjusted non-US GAAP net income	$373.1	$2.62
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

	Year Ended December 31, 2016
(in millions, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$454.7	12.4%
Business combination related costs and fair value adjustments	161.8	4.4%
Amortization of purchased intangible assets	155.3	4.2%
Restructuring program related costs and other costs	27.1	0.7%
Credit risk and fair value adjustments	5.3	0.1%
Adjusted non-US GAAP Operating Income	$804.2	21.8%

	Year Ended December 31, 2015
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$375.2	14.5%
Restructuring program related costs and other costs	81.1	3.2%
Amortization of purchased intangible assets	43.7	1.7%
Business combination related costs and fair value adjustments	13.1	0.5%
Credit risk and fair value adjustments	8.0	0.3%
Adjusted non-US GAAP Operating Income	$521.1	20.2%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$1,994.3	$1,868.8	$125.5	6.7%

Technologies	$1,686.7	$712.7	$974.0	136.7%

Segment Operating Income	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$544.5	$470.1	$74.4	15.8%

Technologies	$355.1	$93.7	$261.4	279.0%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the year ended December 31, 2016 and 2015, respectfully, is as follows:

	Year Ended
	December 31, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$2,058.1	$1,687.2	$3,745.3
Less: precious metal content of sales	63.8	0.5	64.3
Net sales, excluding precious metal content	1,994.3	1,686.7	3,681.0
Sirona net sales (a)	15.7	145.0	160.7
Merger related adjustments (b)	—	13.5	13.5
Elimination of intercompany net sales	(0.5)	—	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$2,009.5	$1,845.2	$3,854.7
(a) Represents Sirona sales for January and February 2016
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Year Ended
	December 31, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$1,961.0	$713.3	$2,674.3
Less: precious metal content of sales	92.2	0.6	92.8
Net sales, excluding precious metal content	1,868.8	712.7	2,581.5
Sirona net sales (a)	112.1	1,060.4	1,172.5
Elimination of intercompany net sales	(2.3)	—	(2.3)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,978.6	$1,773.1	$3,751.7
(a) Represents Sirona sales for the year ended December 31, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 6.7% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase reflects sales of $106.4 million as a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months.

For the year ended December 31, 2016, sales of our combined businesses grew 2.7% on a constant currency basis. This includes a benefit of approximately 60 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 80 basis points, which results in internal growth of 2.9%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.1% due to the strengthening of the U.S. dollar over the prior year period. Sales growth was led by Europe and the Rest of World region.

The operating income increase for the year ended December 31, 2016 as compared to 2015 reflects the savings from the Company’s global efficiency and integration program, as well as the impact of the Merger.

Technologies

Reported net sales, excluding precious metal content, increased by $974.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase is a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months. This excludes approximately $13.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the year ended December 31, 2016, sales of our combined businesses grew 4.6% on a constant currency basis. This includes a benefit of 2.8% from net acquisitions which results in internal growth of 1.8%. Net sales, excluding precious metal content, were negatively impacted by approximately 60 basis points due to the strengthening of the U.S. dollar over the prior year period. Sales growth in this segment reflects increased demand in the Rest of World region offset by sales declines in the United State which reflects lower purchases by a dealer compared to the prior year period.

The operating income increase for the year ended December 31, 2016 as compared to 2015 reflects the impact of the Merger.

RESULTS OF OPERATIONS

2015 Compared to 2014

Net Sales

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
NM - Not meaningful

The Company recorded net restructuring and other costs of $64.7 million in 2015 compared to $11.1 million in 2014. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment. During the year ended December 31, 2015, the Company recorded $37.3 million of costs that consist primarily of employee severance benefits related to these actions. Also during the year ended December 31, 2015, the Company recorded restructuring costs of $16.3 million within the Technologies segment that consists primarily of employee severance benefits related to the global efficiency initiative.

In 2014, the Company recorded restructuring costs of $9.9 million related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also includes expense of $1.2 million related to net legal settlements.

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

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share and percentage amounts)	2015	2014	$ Change

Effective income tax rate	23.4%	20.1%

Equity in net loss of unconsolidated affiliated company	$(1.6)	$(0.4)	$(1.2)

Net income attributable to Dentsply Sirona	$251.2	$322.9	$(71.7)

Diluted earnings per common share	$1.76	$2.24

Provision for Income Taxes

The Company’s effective tax rate for 2015 and 2014 was 23.4% and 20.1%, respectively. During 2015, the Company recorded tax expense of $5.6 million related to prior year tax matters. During 2014, the Company recorded a tax benefit from the release of valuation allowances on previously unrecognized tax loss carryforwards and other deferred tax assets of approximately $8.3 million, a tax benefit of $1.4 million related to statutory tax rate changes and $4.5 million of unfavorable tax effects related to prior year tax matters.

The Company’s effective income tax rate for 2015 includes the impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments as well as various income tax adjustments which impacted income before income taxes and the provision for income taxes by $153.0 million and $33.5 million, respectively.

The Company’s effective income tax rate for 2014 includes the impact of amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs and fair value adjustments, credit risk and fair value adjustments as well as various income tax adjustments which impacted income before income taxes and the provision for income taxes by $63.2 million and $23.9 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $1.6 million and $0.3 million on an after-tax basis for the years ended December 31, 2015 and 2014, respectively. The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to Dentsply Sirona.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income was approximately $2.4 million for the year ended December 31, 2015.  For the year ended December 31, 2014, the Company’s portion of the mark-to-market gain recorded through DIO’s net income was approximately $1.2 million. During the quarter ended September 30, 2015, the Company sold the DIO convertible bonds. As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. At December 31, 2015, the Company no longer has representation on the DIO Board of Directors and as a result, the Company no longer has significant influence on the operations of DIO. The Company uses the cost-basis method of accounting for the remaining direct investment.

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

	Year Ended December 31, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$251.2	$1.76
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	92.9
Amortization of purchased intangible assets	43.7
Business combination related costs and fair value adjustments	13.3
Credit risk and fair value adjustments	8.3
Certain fair value adjustments related to an unconsolidated affiliated company	(2.8)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(39.8)
Subtotal non-US GAAP adjustments	115.6	0.82
Income tax related adjustments	6.3	0.04
Adjusted non-US GAAP net income	$373.1	$2.62
(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Year Ended December 31, 2014
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$322.9	$2.24
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	47.9
Restructuring program related costs and other costs	12.5
Business combination related costs and fair value adjustments	3.5
Credit risk and fair value adjustments	(0.7)
Certain fair value adjustments related to an unconsolidated affiliated company	(1.2)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(19.6)
Subtotal non-US GAAP adjustments	42.4	0.29
Income tax related adjustments	(4.3)	(0.03)
Adjusted non-US GAAP net income	$361.0	$2.50
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

	Year Ended December 31, 2015
(in millions, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$375.2	14.5%
Restructuring program related costs and other costs	81.1	3.2%
Amortization of purchased intangible assets	43.7	1.7%
Business combination related costs and fair value adjustments	13.1	0.5%
Credit risk and fair value adjustments	8.0	0.3%
Adjusted non-US GAAP Operating Income	$521.1	20.2%

	Year Ended December 31, 2014
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$445.6	16.0%
Amortization of purchased intangible assets	47.9	1.7%
Restructuring program related costs and other costs	12.5	0.5%
Business combination related costs and fair value adjustments	6.8	0.2%
Adjusted non-US GAAP Operating Income	$512.8	18.4%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentage amounts)	2015	2014	$ Change	% Change

Dental and Healthcare Consumables	$1,868.8	$2,013.2	$(144.4)	(7.2%)

Technologies	$712.7	$779.5	$(66.8)	(8.6%)

Segment Operating Income	Year Ended December 31,
(in millions, except percentage amounts)	2015	2014	$ Change	% Change

Dental and Healthcare Consumables	$470.1	$467.5	$2.6	0.6%

Technologies	$93.7	$111.3	$(17.6)	(15.8%)

Dental and Healthcare Consumables

Net sales, excluding precious metal content, decreased $144.4 million, or 7.2%, during 2015 as compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 2.2% primarily due to sales growth in the Dental Consumable businesses partially offset by softer sales in the Dental Laboratory businesses as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Operating income improved $2.6 million or 0.6% during 2015 compared to 2014. The improvement in operating income was primarily the result of improved gross margins partially offset by higher operating expenses and negative foreign currency translation within these businesses in aggregate.

Technologies

Net sales, excluding precious metal content, decreased $66.8 million, or 8.6%, during 2015 compared to 2014. Sales increased on a constant currency basis by 0.9%, led by increased sales in the Implant business.

Operating income decreased $17.6 million or 15.8% during 2015 compared to 2014 as negative foreign currency translation offset operating improvements and income generated from internal sales growth.

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

Impairment Assessment

Assessment of the potential impairment of goodwill and other long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company’s discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. Information with respect to the Company’s significant accounting policies on goodwill and other long-lived assets are included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

The performance of the Company's 2016 annual impairment test did not result in any impairment of the Company's goodwill. The WACC rates utilized in the 2016 analysis ranged from 6.7% to 14.7%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2016, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2016, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2016, one reporting unit, within the Company’s Technologies segment, would have a fair value that would approximate net book value. Goodwill for that reporting unit totals $66.0 million at April 30, 2016. To the extent that future operating results of the reporting units do not meet the forecasted cash flow projections, the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

At December 31, 2016, the Company updated its goodwill impairment testing for the one reporting unit noted above based on current year financial performance. The review did not result in any impairment of the reporting units’ goodwill balance. Assumptions used in the calculations of fair value were substantially consistent with those at April 30, 2016. Had the WACC rate of this reporting unit had been hypothetically increased by 100 basis points at December 31, 2016, the fair value of this reporting unit would still exceed net book value. If the fair value of this reporting unit had been hypothetically reduced by 5%, the fair value of would still exceed book value. If the fair value of the reporting unit had been hypothetically reduced by 10% at December 31, 2016, the reporting unit fair value would approximate net book value. At December 31, 2016, the goodwill balance for this reporting unit was $54.7 million. Additionally, three reporting units, all components of the Technologies operating segment, and one reporting unit, a component of the Dental and Healthcare Consumables operating segment, were created as a result of the Sirona merger on February 29, 2016. At the date of the Merger, the fair value of the businesses equaled book value with goodwill for the reporting units totaling $3,776.8 million. Given the limited time since the Merger date, the reporting units’ fair values approximate the book values of the reporting units. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill may not be recoverable.

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

Annual Indefinite-Lived Intangible Asset Impairment Testing

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flow projections, a significant adverse change in legal factors or in the business climate, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

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

The performance of the Company’s 2016 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. Except for the indefinite-lived intangibles noted below, if the fair value of each of the Company’s indefinite-lived intangible assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points, at December 31, 2016, the fair value of these assets would still exceed their book value. Additionally, indefinite-lived assets recorded on three reporting units, all within the Technologies operating segment, and indefinite-lived assets recorded on one reporting unit within the Dental and Healthcare Consumables operating segment, were identified and fair valued as result of the Sirona merger on February 29, 2016. At the date of the Merger, the fair value of the indefinite-lived assets equaled book value totaling $905.0 million. Given the limited time since the Merger date, the indefinite-lived asset’s fair values approximate the book values. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s indefinite-lived assets may not be recoverable.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges is a better estimate of the probable loss. The ranges established by management are based on analysis made by internal and external legal counsel based on information known at the time. If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. The Company believes it has appropriately estimated liabilities for probable losses in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2016, the Company has a valuation allowance of $182.7 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2016 were $563.4 million compared to $497.4 million during the year ended December 31, 2015. Net income improved by $180.4 million in the period ended December 31, 2016 compared to the prior year, largely from the Merger and acquisition growth. This improvement was offset by increases in accounts receivable and prepaid expenses and merger transaction related fees and integration costs. Working capital uses consumed $153.4 million in 2016 compared to cash generated of $65.4 million in 2015. Primary working capital (defined as inventories plus accounts receivable less accounts payable, a non-US GAAP measure) consumed $112.6 million of operating cash flow in 2016 compared to sources of $46.1 million in 2015. The investment of $112.6 million during the 2016 calendar year came from higher accounts receivable of $75.1 million, higher inventory of $ 11.6 million, and investment of $25.9 million in prepaid expenses and other current assets, net of accruals. This investment in primary working capital was partially offset by a reduction in inventory of $77.0 million related to the roll off of fair value adjustments from the Merger and acquisitions. The decline in total working capital was further impacted by higher tax payments of $137.1 million in 2016 versus 2015. The Company's cash and cash equivalents increased by $99.3 million during the year ended December 31, 2016 to $383.9 million.

For the year ended December 31, 2016, on a constant currency basis, the number of days for sales outstanding in accounts receivable increased by 4 days to 58 days as compared to 54 days in 2015. On a constant currency basis, the number of days of sales in inventory increased by 3 days to 113 days at December 31, 2016 as compared to 110 days at December 31, 2015.

Investing activities during 2016 included cash acquired in the Merger of $522.3 million partially offset by capital expenditures of $125.0 million and acquisitions of businesses of $341.8 million. The Company expects capital expenditures to be in the range of approximately $120.0 million to $140.0 million for the full year 2017.

At December 31, 2016, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 13.4 million shares, or approximately 6.0% of average diluted shares outstanding, during 2016 at a cost of $815.1 million for an average price of $60.78. As of December 31, 2016 and 2015, the Company held 34.4 million and 22.7 million shares of treasury stock, respectively. The Company also received proceeds of $41.0 million primarily as a result of 1.2 million stock options exercised during the year ended December 31, 2016.

Total debt increased by $379.1 million for the year ended December 31, 2016. Dentsply Sirona's long-term debt, including the current portion, at December 31, 2016 and 2015 was $1,522.1 million and $1,150.2 million, respectively. The Company's long-term debt, including the current portion increased by a net of $371.9 million during the year ended December 31, 2016. This net change included a net increase in borrowings of $407.0 million, and a decrease of $35.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. The net increase in long term borrowings reflects new financing in February, August, and October, 2016, as described below, to refinance maturing debt and fund acquisitions. At December 31, 2016 and 2015, there were no outstanding borrowings under the commercial paper facility. During the year ended December 31, 2016, the Company's ratio of net debt to total capitalization decreased to 12.4% compared to 27.1% at December 31, 2015. Dentsply Sirona defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

Pursuant to the December 11, 2015, Note Purchase Agreement the Company issued private placement notes on February 19, 2016 and August 15, 2016 in various aggregate principal amounts as follows:

On February 19, 2016, the Company issued a total of 71.0 million euros aggregate principal amount bearing average interest of 2.30%, with an average maturity of 13 years spanning 2026 through 2031. Proceeds from the senior notes were used to pay the final required payment of $75.0 million under the $250.0 million private placement notes that matured on February 19, 2016.

On August 15, 2016, the Company issued a total of 263.0 million Swiss francs aggregate principal amount bearing average interest of 1.17%, with an average maturity 12 years spanning 2026 to 2031. On August 15, 2016, the Company issued a total of 106 million euros aggregate principal amount bearing average interest of 2.25%, with maturity 10 years maturing in 2026. Proceeds from the senior notes were used to pay the maturing bond principal of $300.0 million due August 15, 2016 and to pre-pay Swiss franc 65.0 million final required payment under the term loan that matured on September 1, 2016.

On October 27, 2016, the Company executed a new Note Purchase Agreement in a private placement with institutional investors to sell 350.0 million euros aggregate principal amount of senior notes at a weighted average interest rate of 1.40%. The notes have an average maturity of 12 years and mature in years from 2024 through 2031. Proceeds from these senior notes were used to finance acquisitions in the fourth quarter of 2016.

Effective June 30, 2016, the Company amended and extended its $500 million multicurrency revolving credit facility for an additional year thorough July 23, 2021. In addition, certain non-extending members of the bank group were replaced with existing and new lenders. The Company has access to the full $500 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2016 and 2015, there were no outstanding borrowings under the revolving credit facility.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. These credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of total debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times. Any breach of any such covenants or ratios would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2016, the Company was in compliance with these covenants.

The Company also has access to $53.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2016, $10.1 million was outstanding under these short-term lines of credit.  At December 31, 2016, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $549.4 million.

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures in a range of $120 million to $140 million, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 12, Financing Arrangements, to the Consolidated Financial Statements in Item 15 in this Form 10-K. The Company intends to pay or refinance the current portion of long term debt due in 2017 utilizing cash or available credit. As noted in the Company's Consolidated Statements of Cash Flows in Item 15 in this Form 10-K, the Company continues to generate strong cash flows from operations, which is used to finance the Company's activities.

At December 31, 2016, the majority of the Company’s cash and cash equivalents were held outside of the United States. The majority of the Company’s excess free cash flow is generated outside of the United States. Most of the foreign excess free cash flow could be repatriated to the United States, however, under current law, potentially may be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, to fund ongoing operations and capital needs. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

Off Balance Sheet Arrangements

At December 31, 2016, the Company held $34.4 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheet. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels.

Contractual Obligations

The following table presents the Company's scheduled contractual cash obligations at December 31, 2016:

Contractual Obligations	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings	$11.0	$128.3	$420.6	$968.3	$1,528.2
Operating leases	38.9	75.4	35.5	32.4	182.2
Interest on long-term borrowings, net
of interest rate swap agreements	32.5	64.1	58.1	67.5	222.2
Postemployment obligations	16.1	31.6	34.6	99.1	181.4
Precious metal consignment agreements	34.4	—	—	—	34.4
	$132.9	$299.4	$548.8	$1,167.3	$2,148.4

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2016, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $13.7 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 14, Income Taxes, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K).

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for a discussion of recent accounting guidance and pronouncements.

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

At December 31, 2016, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts by approximately $15.9 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and, in the past, to convert fixed rate debt to variable rate debt. At December 31, 2016, the Company has one significant interest rate swap. This interest rate swap has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.9% for a term of five years, ending in September 2019. The interest rates on variable rate term loan debt are consistent with current market conditions, therefore the fair value of this instrument approximates its carrying values.

At December 31, 2016, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company’s annual interest expense by approximately $1.6 million.

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

At December 31, 2016, the Company had approximately 44,100 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $34.4 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2016, the average annual rate charged by the consignor banks was 0.6%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements is filed, in Item 15 of this Form 10-K. Other information required by Item 8 is included in Computation of Ratios of Earnings to Fixed Charges filed as Exhibit 12.1 to this Form 10-K.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

In the fourth quarter of the year ended December 31, 2016, the Company reported all information that was required to be disclosed in a current report on Form 8-K.

Because we are filing this annual report on Form 10-K within four business days after the applicable triggering events, we are making the following disclosures under Part II, Item 9B of this annual report instead of filing a report on Form 8-K for Item 5.02(b) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:

Item 5.02(b)

On February 24, 2017, it was announced that Robert J. Size would leave his position as Senior Vice President of Dentsply Sirona Inc. (the “Company”) effective as of June 30, 2017. Mr. Size will assist the Company in the transition of his responsibilities until his departure.

Item 5.03

Third Amended and Restated By-Laws

The third amendment and restatement of the Company’s By-laws (the “Amended By-laws”), as approved by the Board of Directors, became effective on February 23, 2017. The following descriptions of the changes reflected in the Amended By-laws do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended By-laws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Proxy Access

ARTICLE I, Section 12a (Stockholder Nominations Included in the Corporation’s Proxy Statement) was added to permit, commencing after the Company’s 2017 annual meeting of stockholders, a stockholder, or a group of no more than 20 stockholders, owning at least three percent of the Company’s outstanding common stock continuously for at least three years, to nominate and include in the Company’s proxy materials for its annual meeting of stockholders director nominees constituting up to the greater of two directors or 20% of the total number of directors then serving on the Board, provided that the stockholder(s) and their nominee(s) satisfy the eligibility, procedural and disclosure requirements set forth in ARTICLE I, Section 12a of the Amended By-laws.

The Amended By-laws also include certain ministerial, clarifying and conforming changes in ARTICLE I, Sections 11, 12 and 13 related to the addition of the proxy access right described above.

Modernizing and Clarifying Changes

A number of modernizing and/or clarifying changes were made to the By-laws as follows:

(1)
ARTICLE I, Sections 1 (Annual Meetings) and 2 (Special Meetings) were revised to provide that the Company may postpone, reschedule or cancel any annual or special meeting previously called by the Board of Directors.

(2)	ARTICLE I, Section 3 (Place of Meeting) was revised by deleting that a waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place as the place for such meeting.

(3)
ARTICLE I, Section 4 (Notice of Meeting) was revised (i) to provide for the possibility of meeting attendance via remote communication and different record dates for notice and voting rights; and (ii) by deleting that notice may be delivered personally or by mail at the discretion of the Chief Executive Officer or the officer or persons calling the meeting.

(4)
ARTICLE I, Section 5 (Fixing of Record Date) was revised (i) to provide for the possibility of different record dates for notice and voting rights as well as certain stipulation with regards to the fixing of record dates; and (ii) by deleting that the stock transfer books may not be closed before the record date for notice, voting or dividend rights.

(5)
ARTICLE I, Section 6 (Quorum; Adjournments) was revised (i) to provide further detail regarding the adjournment and reconvening of meetings, and (ii) by deleting a provision by which a meeting is property constituted if notice was properly given, waived or deemed waived.

(6)
ARTICLE I, Section 7 (Proxies) was revised to provide that proxies shall be valid for up to three years from their date of issuance and may only be irrevocable if coupled with an interest sufficient in law to support an irrevocable power.

(7)
ARTICLE I, Section 8 (Voting of Shares) was revised (i) to provide for the possibility of different record dates for notice and voting rights; and (ii) by deleting that shares of a corporation may be voted by any officer or proxy appointed by any officer in the absence of express notice that such officer has no authority to vote.

(8)
ARTICLE I, Section 9 (List of Stockholders) was revised to provide certain details with regards to the preparation and examination of the stock ledger, as well as providing for the possibility of access via an electronic network and meetings held solely by means of remote communication.

(9)	ARTICLE I, Section 10 (Waiver of Notice by Stockholders) was revised to provide for the possibility of electronic transmission of a waiver.

(10)
ARTICLE I, Sections 11 (Advance Notice) and 12 (Procedure for Nomination of Directors) were revised to provide that where the annual meeting is called for a date that is more than 30 days before or 60 days after its anniversary date, notice is timely if received not later than the close of business on the 90th day prior to the annual meeting or, if later, the 10th day following mailing of the notice or public disclosure of the annual meeting.

(11)
ARTICLE I, Section 13 (Stockholder Voting) was revised to provide that all other proposals aside from director elections shall be decided by a majority vote of the shares present in person or by proxy and entitled to vote, unless otherwise required by applicable laws, rules or regulations, the Company’s Certificate of Incorporation or By-laws.

(12)	ARTICLE I, Section 14 (Conduct of Meetings) was inserted to provide certain procedural guidelines for the conduct of meetings and stipulate certain powers of the presiding person.

(13)	ARTICLE II, Section 1 (General Powers) was revised to provide that the business and affairs of the Company may be managed under the direction of the Board of Directors.

(14)
ARTICLE II, Section 2 (Number of Directors, Tenure and Qualifications) was revised by deleting that any director filling a vacancy as the result of an increase in the number of directors shall hold office until the next annual meeting but a decrease in the number of directors shall not shorten the term of an incumbent director, and that an election shall be held at an adjournment or a special meeting if not held at the annual meeting.

(15)	ARTICLE II, former Section 10 (Presumption of Assent) was deleted.

(16)	ARTICLE II, new Section 10 (Committees) was revised to delete certain restrictions with regards to committees.

(17)	ARTICLE II, Sections 11 (Action of the Board by Written Consent) and 12 (Conferences) were revised to provide for the possibility of electronic transmissions.

(18)
ARTICLE III, Section 6 (Chief Executive Officer, President) was revised to provide that unless another officer has been elected President of the Company, the Chief Executive Officer shall also be President and as such may, together with the Secretary, sign certificates for shares of the capital stock of the corporation.

(19)
ARTICLE III, Section 8 (Secretary and Assistant Secretaries) and ARTICLE IV, Section 1 (Shares of Stock) were revised to replace “Chief Executive Officer” with “President” as regards the signing of share certificates.

(20)	ARTICLE V, Section 1 (Indemnification Generally) was revised to delete employees and agents of the Company.

(21)
ARTICLE V, Section 4 (Determination that Indemnification is Proper) was revised to provide that present or former directors may demand that determination of entitlement to indemnification be made by independent counsel.

(22)
ARTICLE VI (Exclusive Form) was revised to include fiduciary duties owed by stockholders, actions in connection with the Company’s Certificate of Incorporation or By-laws, and all claims covered by the internal affairs doctrine.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the 2017 Proxy Statement, which is incorporated herein by reference.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer and the Board of Directors and substantially all of the Company’s management level employees.  A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of the Company’s website at www.dentsplysirona.com. The Company intends to disclose any amendment to its Code of Business Conduct and Ethics that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Business Conduct and Ethics granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investor Relations section of the Company’s website at www.dentsplysirona.com, within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The information required under this item is set forth in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required under this item is set forth in the 2017 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets - December 31, 2016 and 2015
Consolidated Statements of Changes in Equity - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (18)
3.1		Amended and Restated Certificate of Incorporation (Filed herewith)
3.2		By-Laws, as amended and restated (Filed herewith)
4.1	(a)
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

	(a)	First Amendment to the $500.0 Million Credit Agreement dated as of July 1, 2015 between the Company and the Subsidiary Borrowers party (19)

	(b)	Second Amendment to the $500.0 Million Credit Agreement dated November 30, 2015 between the Company and Subsidiary Borrowers party (19)
4.4		$250.0 Million Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5	(a)	65.0 Million Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)
	(b)	First Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated May 21, 2010 between the Company, the Lenders, and PNC Bank National Association, as Agent (19)
	(c)	Second Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated August 31, 2011 due September 1, 2016, between the Company, the Lenders, and PNC Bank, National Association, as Agent (12)
	(d)	Third Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated November 30, 2015 (19)
4.10		$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (16)
	(a)	First Amendment to the $175.0 Million Credit Agreement dated November 30, 2015 between the Company and PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (19)
4.11		Form of Indenture (13)
4.12		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (14)
4.14
12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (17)

	(a)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (19)
4.15		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (17)
4.16		Note Purchase Agreement, dated December 11, 2015, by and among the Company and the purchasers listed in Schedule A thereto (19)
4.17		Note Purchase Agreement, dated October 27, 2016, by and among the Company and the purchasers listed in Schedule A thereto (Filed herewith)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (19)
10.4	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors’ Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement* (19)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (12)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)

10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between CommerzbankAG, Frankfurt, and the Company (8)
	(f)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (16)
	(g)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (16)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (19)
10.22		Employment Agreement, dated December 11, 2015, between DENTSPLY International Inc. and Bret W. Wise* (19)
10.23		Employment Agreement, dated February 12, 2016, between DENTSPLY SIRONA Inc. and Christopher T. Clark* (Filed herewith)
10.24		Employment Agreement, dated February 12, 2016, between DENTSPLY SIRONA Inc. and Ulrich Michel* (Filed herewith)
10.25		2016 Omnibus Incentive Plan (Filed herewith)
10.26		Employment Agreement, dated December 11, 2015, between DENTSPLY International Inc., Sirona Dental Systems, Inc. and Jeffrey T. Slovin* (Filed herewith)
10.27		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (20)
10.28		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (20)
10.29		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended (Filed herewith)
10.30		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan (Filed herewith)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1		Section 302 Certification Statement Chief Executive Officer
31.2		Section 302 Certification Statements Chief Financial Officer
32		Section 906 Certification Statement
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

		Additions
(in millions)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2014	$14.2	$(1.7)	$0.5	$(2.4)	$(1.8)	$8.8
2015	8.8	4.3	1.4	(2.2)	(1.6)	10.7
2016	10.7	9.2	4.3	(2.5)	1.0	22.7

Deferred tax asset valuation allowance:

For Year Ended December 31,
2014	$228.9	$28.7	$—	$—	$(4.3)	$253.3
2015	253.3	26.7	—	—	(5.7)	274.3
2016	274.3	(99.9)	8.5	—	(0.2)	182.7

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Jeffrey T. Slovin	/s/	Ulrich Michel
	Jeffrey T. Slovin		Ulrich Michel
	Chief Executive Officer		Executive Vice President and
	March 1, 2017		Chief Financial Officer
March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dentsply Sirona Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 1, 2017

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Net sales	$3,745.3	$2,674.3	$2,922.6
Cost of products sold	1,744.4	1,157.1	1,322.8

Gross profit	2,000.9	1,517.2	1,599.8
Selling, general and administrative expenses	1,523.0	1,077.3	1,143.1
Restructuring and other costs	23.2	64.7	11.1

Operating income	454.7	375.2	445.6

Other income and expenses:
Interest expense	35.9	55.9	46.9
Interest income	(2.0)	(2.2)	(5.6)
Other expense (income), net	(20.1)	(8.2)	(0.1)

Income before income taxes	440.9	329.7	404.4
Provision for income taxes	9.5	77.0	81.1
Equity in net loss of unconsolidated affiliated company	—	(1.6)	(0.4)

Net income	431.4	251.1	322.9

Less: Net income (loss) attributable to noncontrolling interests	1.5	(0.1)	—

Net income attributable to Dentsply Sirona	$429.9	$251.2	$322.9

Earnings per common share:
Basic	$1.97	$1.79	$2.28
Diluted	$1.94	$1.76	$2.24

Weighted average common shares outstanding:
Basic	218.0	140.0	141.7
Diluted	221.6	142.5	144.2

The accompanying notes are an integral part of these financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014

Net Income	$431.4	$251.1	$322.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(90.5)	(188.1)	(354.1)
Net (loss) gain on derivative financial instruments	(8.6)	12.1	49.3
Net unrealized holding loss on available-for-sale securities	—	(8.5)	(4.2)
Pension liability adjustments	(13.8)	32.2	(63.7)
Total other comprehensive (loss) income	(112.9)	(152.3)	(372.7)

Total comprehensive income (loss)	318.5	98.8	(49.8)

Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	0.5	(0.7)

Comprehensive income (loss) attributable to Dentsply Sirona	$318.2	$98.3	$(49.1)

The accompanying notes are an integral part of these financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$383.9	$284.6
Accounts and notes receivable-trade, net	636.0	399.9
Inventories, net	517.1	340.4
Prepaid expenses and other current assets	345.6	171.8
Total Current Assets	1,882.6	1,196.7

Property, plant and equipment, net	799.8	558.8
Identifiable intangible assets, net	2,957.6	600.7
Goodwill, net	5,952.0	1,987.6
Other noncurrent assets, net	64.1	59.1
Total Assets	$11,656.1	$4,402.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$223.0	$133.6
Accrued liabilities	462.7	310.1
Income taxes payable	64.2	20.2
Notes payable and current portion of long-term debt	21.1	12.1
Total Current Liabilities	771.0	476.0

Long-term debt	1,511.1	1,141.0
Deferred income taxes	848.6	160.3
Other noncurrent liabilities	399.5	286.2
Total Liabilities	3,530.2	2,063.5

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	1.6
400.0 million and 200.0 million shares authorized at December 31, 2016 and 2015, respectively
264.5 million and 162.8 million shares issued at December 31, 2016 and 2015, respectively
230.1 million and 140.1 million shares outstanding at December 31, 2016 and 2015, respectively
Capital in excess of par value	6,516.7	237.8
Retained earnings	3,948.0	3,591.0
Accumulated other comprehensive loss	(705.7)	(594.0)
Treasury stock, at cost, 34.4 million and 22.7 million shares at December 31, 2016 and 2015, respectively	(1,647.3)	(898.4)
Total Dentsply Sirona Equity	8,114.3	2,338.0
Noncontrolling interests	11.6	1.4
Total Equity	8,125.9	2,339.4
Total Liabilities and Equity	$11,656.1	$4,402.9

The accompanying notes are an integral part of these financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2013	$1.6	$255.3	$3,095.7	$(69.1)	$(748.5)	$2,535.0	$42.9	$2,577.9

Net income	—	—	322.9	—	—	322.9	—	322.9

Other comprehensive income	—	—	—	(366.5)	—	(366.5)	(0.7)	(367.2)

Acquisition of noncontrolling interest	—	(42.0)	—	(5.5)	—	(47.5)	(41.3)	(88.8)
Exercise of stock options	—	(9.7)	—	—	58.7	49.0	—	49.0
Tax benefit from stock options exercised	—	2.1	—	—	—	2.1	—	2.1
Stock based compensation expense	—	25.4	—	—	—	25.4	—	25.4
Funding of Employee Stock Ownership Plan	—	1.5	—	—	4.4	5.9	—	5.9
Treasury shares purchased	—	—	—	—	(163.2)	(163.2)	—	(163.2)
RSU distributions	—	(11.2)	—	—	7.0	(4.2)	—	(4.2)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.265 per share)	—	—	(37.6)	—	—	(37.6)	—	(37.6)

Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	251.2	—	—	251.2	(0.1)	251.1

Other comprehensive loss	—	—	—	(152.9)	—	(152.9)	0.6	(152.3)

Exercise of stock options	—	(8.2)	—	—	43.4	35.2	—	35.2
Tax benefit from stock options exercised	—	11.6	—	—	—	11.6	—	11.6
Stock based compensation expense	—	25.6	—	—	—	25.6	—	25.6
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.6	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(112.7)	(112.7)	—	(112.7)
RSU distributions	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.29 per share)	—	—	(40.6)	—	—	(40.6)	—	(40.6)

Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	429.9	—	—	429.9	1.5	431.4

Other comprehensive loss	—	—	—	(111.7)	—	(111.7)	(1.2)	(112.9)

Acquisition of noncontrolling interest	—	(0.1)	—	—	—	(0.1)	(0.3)	(0.4)
Common stock issuance related to Sirona merger	1.0	6,255.2	—	—	—	6,256.2	10.2	6,266.4
Exercise of stock options	—	(10.8)	—	—	48.1	37.3	—	37.3
Tax benefit from stock options exercised	—	16.1	—	—	—	16.1	—	16.1
Stock based compensation expense	—	41.3	—	—	—	41.3	—	41.3
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.3	6.4	—	6.4
Treasury shares purchased	—	—	—	—	(815.1)	(815.1)	—	(815.1)
RSU distributions	—	(25.5)	—	—	13.8	(11.7)	—	(11.7)
RSU dividends	—	0.6	(0.6)	—	—	—	—	—
Cash dividends ($0.310 per share)	—	—	(72.3)	—	—	(72.3)	—	(72.3)

Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

The accompanying notes are an integral part of these financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:

Net income	$431.4	$251.1	$322.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116.6	79.1	81.2
Amortization of intangible assets	155.1	43.8	47.9
Amortization of deferred financing costs	4.5	11.3	4.6
Deferred income taxes	(110.1)	27.4	17.5
Stock based compensation expense	41.3	25.6	25.4
Restructuring and other costs - non-cash	9.7	43.3	5.8
Stock option income tax benefit	(12.7)	(11.6)	(2.1)
Equity in earnings from unconsolidated affiliates	—	1.6	0.4
Other non-cash (income) expense	(32.0)	(13.1)	10.0
Loss on disposal of property, plant and equipment	2.8	0.8	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(75.1)	(0.9)	7.2
Inventories, net	65.4	32.1	21.0
Prepaid expenses and other current assets	(32.4)	(9.5)	(16.1)
Other noncurrent assets	2.6	3.3	4.9
Accounts payable	7.2	8.8	10.0
Accrued liabilities	(12.2)	(4.7)	(12.2)
Income taxes	(7.7)	(8.1)	22.4
Other noncurrent liabilities	9.0	17.1	9.2

Net cash provided by operating activities	563.4	497.4	560.4

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(341.8)	(54.0)	(8.6)
Proceeds from the sale of businesses	6.1	—	6.5
Purchases of short term time deposits	(6.8)	—	(2.3)
Liquidation of short term time deposits	—	—	1.1
Proceeds from redemption of long-term corporate bonds	—	47.7	—
Capital expenditures	(125.0)	(72.0)	(99.6)
Cash assumed in Sirona merger	522.3	—	—
Purchase of company owned life insurance policies	(1.7)	(1.4)	(0.9)
Cash received on derivative contracts	20.1	30.7	67.2
Cash paid on derivative contracts	(17.1)	(6.3)	(96.5)
Expenditures for identifiable intangible assets	(1.1)	—	(6.2)
Proceeds from sale of property, plant and equipment	5.0	0.4	0.6

Net cash provided by (used in) investing activities	60.0	(54.9)	(138.7)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	1,220.6	152.9	114.3
Payments on long-term borrowings	(877.5)	(267.5)	(199.2)
Decrease in short-term borrowings	(44.1)	(2.2)	(101.9)
Proceeds from exercise of stock options	41.0	35.5	49.0
Excess tax benefits from stock based compensation	12.7	11.6	2.1
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(0.4)	(80.5)	—
Cash paid for treasury stock	(813.9)	(112.7)	(163.2)
Cash dividends paid	(64.6)	(40.0)	(37.3)

Net cash used in financing activities	(526.2)	(302.9)	(336.2)

Effect of exchange rate changes on cash and cash equivalents	2.1	(6.6)	(8.9)

Net increase in cash and cash equivalents	99.3	133.0	76.6

Cash and cash equivalents at beginning of period	284.6	151.6	75.0

Cash and cash equivalents at end of period	$383.9	$284.6	$151.6

Schedule of non-cash investing activities:
Merger financed by common stock	$6,256.2	$—	$—

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$36.7	$54.9	$47.8
Income taxes paid	$112.3	$71.4	$48.7

The accompanying notes are an integral part of these financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable healthcare products under a strong portfolio of world class brands. The Company’s principal product categories are dental consumable products, healthcare consumable products and dental technology products. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. (the “Merger”). The Consolidated Statements of Operations for the year ended December 31, 2016 include the results of operations for Sirona for the period February 29, 2016 to December 31, 2016. The accompanying Consolidated Balance Sheets at December 31, 2016 includes Sirona’s acquired assets and assumed liabilities. See Note 4, Business Combinations, for additional information about the Merger.

Unless otherwise stated herein, reference throughout this Form 10-K to “Dentsply Sirona”, or the “Company” refers to financial information and transactions of DENTSPLY International Inc. (“DENTSPLY”) prior to February 29, 2016 and to financial information and transactions of DENTSPLY SIRONA Inc., thereafter.

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

Accounts receivable – trade is stated net of these allowances that were $22.7 million and $10.7 million at December 31, 2016 and 2015, respectively. The December 31, 2016 balance includes $7.4 million related to the Merger and acquisitions during the year. For the years ended December 31, 2016 and 2015, the Company wrote-off $2.5 million and $2.2 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $9.2 million and $4.3 million during 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2016 and 2015, the cost of $8.6 million and $8.1 million, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2016 and 2015 by $6.8 million and $6.6 million, respectively.

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

The Company’s fair value approach involves using a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross profit and operating expense assumptions consistent with its historical trends. The total cash flows were discounted based on market participant data, which included the Company’s weighted-average cost of capital. The Company considered the current market conditions when determining its assumptions. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment is provided in Note 9 Goodwill and Intangible Assets.

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

These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable.  The Company closely monitors all intangible assets including those related to new and existing technologies for indicators of impairment as these assets have more risk of becoming impaired.  Impairment is based upon an initial evaluation of the identifiable undiscounted cash flows.  If the initial evaluation identifies a potential impairment, a fair value is determined by using a discounted cash flows valuation.  If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

Derivative Financial Instruments

The Company records all derivative instruments on the consolidated balance sheet at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”). The Company classifies derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less. The Company has elected to classify the cash flow from derivative instruments in the same category as the cash flows from the items being hedged. Should the Company enter into a derivative instrument that included an other-than-insignificant financing element then all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows as required by US GAAP.

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies.  Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI on the Consolidated Balance Sheets. During the year ended December 31, 2016, the Company had gains of $15.6 million on its loans designated as hedges of net investments and translation losses of $109.4 million. During the year ended December 31, 2015, the Company had gains of $1.7 million on its loans designated as hedges of net investments and translation losses of $187.2 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction gains of $10.2 million and $5.2 million and net foreign exchange transaction losses of $1.3 million in 2016, 2015, and 2014, respectively, are included in Other expense (income), net in the Consolidated Statements of Operations.

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

The Company offers discounts to its customers and distributors if certain conditions are met. Discounts are primarily based on the volume of products purchased or targeted to be purchased by the individual customer or distributor. Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later. The Company estimates volume discounts based on the individual customer’s historical and estimated future product purchases. Returns of products, excluding warranty related returns, are infrequent and insignificant.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $64.3 million, $92.8 million and $129.9 million for 2016, 2015 and 2014, respectively.

Revenue Recognition related to Multiple Deliverables

Sales revenue arrangements can consist of multiple deliverables of its product and service offerings. Additionally, certain products offerings, primarily dental technology products, may contain embedded software that functions together with the product to deliver the product’s essential functionality. Amounts received from customers in advance of product shipment are classified as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

•
Services: Service revenue is generally recognized ratably over the contract term as the specified services are performed. Amounts received from customers in advance of rendering of services are classified as deferred income until the revenue can be recognized upon rendering of those services.

•
Extended Warranties: The Company offers its customers an option to purchase extended warranties on certain products. The Company recognizes revenue on these extended warranty contracts ratably over the life of the contract. The costs associated with these extended warranty contracts are recognized when incurred.

•
Multiple-Element Arrangements: Arrangements with customers may include multiple deliverables, including any combination of equipment, services and extended warranties. The deliverables included in the Company’s multiple-element arrangements are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the control of the Company. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence, if it exists, and then based on estimated selling price.

•
Vendor-specific objective: In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines vendor-specific objective based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
Estimated Selling Price: Represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When vendor-specific objective evidence does not exist for all elements, the Company determines estimated selling price for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining estimated selling price.

After separating the elements into their specific units of accounting, total arrangement consideration is allocated to each unit of accounting according to the nature of the revenue as described above and application of the relative selling price method. Total recognized revenue is limited to the amount not contingent upon future transactions.

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

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. During 2016, the Company’s warranty expense and accrual increased as a result of the Merger. The following table presents the Company’s warranty expense and warranty accrual at December 31:

	December 31,
(in millions)	2016	2015	2014

Warranty Expense	$25.2	$6.0	$6.0
Warranty Accrual	11.2	3.8	4.0

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent costs incurred in generating revenues and in managing the business of the Company. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, lease costs, amortization of capitalized software and depreciation of administrative facilities. Advertising cost are expensed as incurred.

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products. R&D costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and amounted to $128.5 million, $74.9 million and $80.8 million for 2016, 2015 and 2014, respectively.

Stock Compensation

The Company recognizes the compensation cost relating to stock-based payment transactions in the financial statements. The cost of stock-based payment transactions is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest.

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

The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities and product line information. If the initial valuation for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available, but will only occur up to one year from the acquisition date.

Noncontrolling Interests

The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of Equity in the Consolidated Balance Sheets. Additionally, the Company reports the portion of net income (loss) and comprehensive income (loss) attributed to the Company and NCI separately in the Consolidated Statements of Operations. The Company also includes a separate column for NCI in the Consolidated Statements of Changes in Equity.

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products and equipment represented approximately 92%, 88% and 88% of sales for each of the years ended 2016, 2015 and 2014, respectively. The Company has two reportable segments and a description of the activities within these segments is included in Note 5, Segment and Geographic Information.

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

Reclassification of Prior Years Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the first quarter of 2016, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on January 1, 2018. The Company has completed its analysis of revenue areas that will be impacted by the adoption of this standard. The primary areas affected are the Company’s promotional and customer loyalty programs. The Company is currently gathering and assessing the financial impact this will have on the financial position, results of operations, cash flows and disclosures. The Company is also in the process of implementing changes to systems, processes and internal controls to meet the standard update to reporting and disclosure requirements. The Company has not made a decision on the transition method of adoption.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This newly issued accounting standard eliminates from generally accepted accounting principles the concept of Extraordinary items, events or transactions that are unusual in nature and occur infrequently. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting standard in the quarter ended March 31, 2016. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This accounting standard seeks to simplify the accounting related to deferred income taxes. Current US GAAP requires an entity to separate deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) into current and noncurrent amounts for each tax jurisdiction based on the classification of the related asset or liability for financial reporting. DTAs and DTLs not related to assets and liabilities for financial reporting are classified based on the expected reversal date. The new standard requires DTAs or DTLs for each tax jurisdictions to be classified as noncurrent in a classified statement of financial position. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016 and is permitted to be adopted prospectively or retrospectively. The adoption of this standard is not expected to materially impact the Company’s financial position and disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This newly issued accounting standard seeks to simplify the accounting for all entities that issue stock-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The adoption of this standard is not expected to materially impact the Company’s financial position, results of operations, cash flows and disclosures.
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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes.” This newly issued accounting standard seeks to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to a third party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in US GAAP. ASU No. 2016-16 eliminates this exception. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations.” This newly issued accounting standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition or disposal of assets or businesses. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted under certain conditions. The amendments in this update should be applied prospectively. The Company is currently assessing the impact that this standard will on its financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles, Goodwill and Other.” This newly issued accounting standard seeks to simplify the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test which requires business to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date. Under this amendment, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are required for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The amendments in this update should be applied prospectively. The Company is currently assessing the impact that this standard will have on its financial position, results of operations and disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in millions, except for per share amounts)	Net income attributable to Dentsply Sirona	Shares	Earnings per common share

Year Ended December 31, 2016
Basic	429.9	218.0	$1.97
Incremental shares from assumed exercise of dilutive options and RSUs		3.6

Diluted	429.9	221.6	$1.94

Year Ended December 31, 2015
Basic	251.2	140.0	$1.79
Incremental shares from assumed exercise of dilutive options and RSUs		2.5

Diluted	251.2	142.5	$1.76

Year Ended December 31, 2014
Basic	322.9	141.7	$2.28
Incremental shares from assumed exercise of dilutive options and RSUs		2.5

Diluted	322.9	144.2	$2.24

The calculation of weighted average diluted shares outstanding excludes stock options and restricted stock units (“RSUs”) of 0.6 million, 0.9 million and 1.0 million shares of common stock that were outstanding during the years ended 2016, 2015 and 2014, respectively, from the computation of diluted earnings per common share since their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2016, 2015 and 2014, these tax adjustments were $166.4 million, $169.3 million and $195.4 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $412.4 million and $307.5 million at December 31, 2016 and 2015, respectively, and which included losses of $78.1 million and $93.7 million, respectively, on loans designated as hedges of net investments.

Changes in AOCI by component for the years ended December 31, 2016, 2015 and 2014:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive (loss) income before reclassifications and tax impact	(71.4)	(0.8)	(13.2)	(25.4)	(110.8)
Tax (expense) benefit	(17.9)	0.5	6.6	7.9	(2.9)
Other comprehensive (loss) income, net of tax, before reclassifications	(89.3)	(0.3)	(6.6)	(17.5)	(113.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1.7)	—	3.7	2.0
Net (decrease) increase in other comprehensive income	(89.3)	(2.0)	(6.6)	(13.8)	(111.7)
Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive (loss) income before reclassifications and tax impact	(178.0)	22.1	4.5	(6.8)	39.9	(118.3)
Tax (expense) benefit	(9.5)	(3.3)	(2.0)	2.0	(13.3)	(26.1)
Other comprehensive income (loss), net of tax, before reclassifications	(187.5)	18.8	2.5	(4.8)	26.6	(144.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.2)	(9.2)	—	(3.7)	5.6	(8.5)
Net (decrease) increase in other comprehensive income	(188.7)	9.6	2.5	(8.5)	32.2	(152.9)
Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$—	$(81.4)	$(594.0)

Reclassification out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Operations
	Year Ended December, 31
	2016	2015	2014

Realized foreign currency gain on liquidation of foreign subsidiary:
Foreign currency translation adjustment	$—	$1.2	$—	Other expense (income), net

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(2.9)	$(10.1)	$(3.7)	Interest expense
Foreign exchange forward contracts	4.8	18.0	(6.4)	Cost of products sold
Foreign exchange forward contracts	0.1	0.6	(0.1)	SG&A expenses
Commodity contracts	(0.1)	(0.5)	(0.5)	Cost of products sold
Net gain (loss) before tax	1.9	8.0	(10.7)
Tax impact	(0.2)	1.2	3.7	Provision for income taxes
Net gain (loss) after tax	$1.7	$9.2	$(7.0)

Realized gain on available-for-sale securities:
Available -for-sale-securities	$—	$5.1	$—	Other expense (income), net
Tax impact	—	(1.4)	—	Provision for income taxes
Net gain after tax	$—	$3.7	$—

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.2	$0.2	$0.1	(a)
Amortization of net actuarial losses	(5.3)	(8.0)	(2.9)	(a)
Net loss before tax	(5.1)	(7.8)	(2.8)
Tax impact	1.4	2.2	1.0	Provision for income taxes
Net loss after tax	$(3.7)	$(5.6)	$(1.8)

Total reclassifications for the period	$(2.0)	$8.5	$(8.8)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014, respectively (see Note 15, Benefit Plans, for additional details).

NOTE 4 - BUSINESS COMBINATIONS

Business Combinations

2016 Transactions

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

The following table summarizes the consideration transferred:

(in millions, except per share amount)*

Sirona common stock outstanding at February 29, 2016	56.1
Exchange ratio	1.8142
DENTSPLY common stock issued for consideration	101.8
DENTSPLY common stock per share price at February 26, 2016	$60.67
Fair value of DENTSPLY common stock issued to Sirona shareholders		$6,173.8
Fair value of vested portion of Sirona stock-based awards outstanding - 1.5 million
at February 29, 2016		82.4
Total acquisition consideration		$6,256.2
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

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed at the date of the Merger:

(in millions)

Cash and cash equivalents	$522.3
Trade receivables	143.0
Inventory	220.7
Prepaid expenses and other current assets	111.1
Property, plant and equipment	237.1
Identifiable intangible assets	2,435.0
Goodwill	3,776.8
Other long-term assets	10.7
Total assets	7,456.7
Accounts payable	68.0
Other current liabilities	197.9
Debt	57.5
Deferred income taxes	771.6
Other long-term liabilities	95.3
Total liabilities	1,190.3
Noncontrolling interest	10.2
Total identifiable net assets	$6,256.2

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

The $3,776.8 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company.  Goodwill of $3,663.5 million has been assigned to the Company's Technologies segment and $113.3 million has been assigned to the Company’s Dental and Healthcare Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $1,039.9 million and operating income of $227.2 million to the Company's Consolidated Statements of Operations during the period from February 29, 2016 to December 31, 2016 which is primarily included in the Technologies segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The following unaudited pro forma financial information for the year ended December 31, 2016 and 2015, has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Merger occurred on January 1, 2015, nor is it indicative of any future results.

	Pro forma - unaudited
	Year Ended
(in millions, except per share amount)	2016	2015

Net sales	$3,916.0	$3,830.0
Net income attributable to Dentsply Sirona	$437.0	$388.5
Diluted earnings per common share	$1.85	$1.58

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

For the year ended December 31, 2016, in connection with the Merger, the Company has incurred $29.9 million of transaction related costs, primarily amounts paid to third party advisers, legal and banking fees, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

In September 2016, the Company finalized the acquisitions of MIS Implants Technologies Ltd., a dental implant systems manufacturer headquartered in northern Israel and a small acquisition of a healthcare consumable business. Total purchase price related to these two acquisitions was $341.4 million, net of cash acquired of $61.4 million, and is subject to final purchase price adjustments. At December 31, 2016, the Company recorded a preliminary estimate of $206.4 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$91.3	15
Developed technology and patents	37.4	15
Trade names and trademarks	25.3	Indefinite
Total	$154.0

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. These transactions were not material to the Company’s net sales and net income attributable to Dentsply Sirona for the year ended December 31, 2016.

2015 Transactions

In October 2015, the Company purchased a South American-based manufacturer of dental laboratory products for $51.1 million. The Company recorded $31.3 million of goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. The results of operations for this business have been included in the accompanying financial statements as of the effective date of the respective transactions. This transaction was immaterial to the Company’s net sales and net income attributable to Dentsply Sirona.

2014 Transactions

On January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one noncontrolling interest. The Company paid $80.4 million to settle this obligation during the first quarter of 2015.

In addition during 2014, the Company had one acquisition and divestitures of two non-core product lines. These transactions were immaterial to the Company’s net sales and net income attributable to Dentsply Sirona.

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 17% of the outstanding shares of DIO Corporation (“DIO”). In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which were permitted to be converted into common shares at any time. The bonds were designated by the Company as available-for-sale securities which are reported in, Prepaid expenses and other current assets, in the Consolidated Balance Sheets at December 31, 2014 and the changes in fair value were reported in AOCI. The contractual maturity of the bonds was December 2015. The Company had recorded the ownership in DIO under the equity method of accounting as it had significant influence over DIO.

In September 2015, the Company sold the bonds at face value. The Company recorded an unrealized holding loss, net of tax, of $4.8 million for the year ended December 31, 2015, in the Consolidated Statements of Comprehensive Income. As a result of sale of the bonds, the Company recorded $3.7 million, net of tax, of realized foreign currency gains in Other expense (income), net, in the Consolidated Statements of Operations for the year ended December 31, 2015. The fair value of the DIO bonds was $57.7 million at December 31, 2014 and a cumulative unrealized holding gain of $8.5 million was recorded in available-for-sale securities, net of tax in AOCI.

At December 31, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. In addition, the buyers of the convertible bonds exercised the conversion rights which resulted in DIO issuing additional shares and diluting the Company’s ownership position to 13%. As a result of these changes the Company now uses the cost-basis method of accounting for the remaining direct investment. The book value of the Company’s direct investment in DIO is $8.2 million and $8.5 million at December 31, 2016 and 2015, respectively, and is included in “Other noncurrent assets, net,” in the Consolidated Balance Sheet. At December 31, 2016 and 2015, the fair value of the direct investment is $63.4 million and $49.3 million, respectively.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

The operating businesses are combined into two operating groups, which generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment adjusted operating income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, which is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure. Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-US GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

During the March 31, 2016 quarter, the Company realigned reporting responsibilities as a result of the Merger and changed the management structure. The segment information below reflects the revised structure for all periods shown.

Dental and Healthcare Consumables

This segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s Dental and Healthcare Consumable Products which include preventive, restorative, instruments, endodontic, and laboratory dental products as well as consumable medical device products.

Technologies

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology Products which includes dental implants, CAD/CAM systems, imaging systems, treatment centers and orthodontic products.

The following table sets forth information about the Company’s segments for the years ended December 31, 2016, 2015 and 2014.

Third Party Net Sales
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$2,058.1	$1,961.0	$2,142.3
Technologies	1,687.2	713.3	780.3
Total net sales	$3,745.3	$2,674.3	$2,922.6

Third Party Net Sales, Excluding Precious Metal Content
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$1,994.3	$1,868.8	$2,013.2
Technologies	1,686.7	712.7	779.5
Total net sales, excluding precious metal content	$3,681.0	$2,581.5	$2,792.7
Precious metal content of sales	64.3	92.8	129.9
Total net sales, including precious metal content	$3,745.3	$2,674.3	$2,922.6

Intersegment Net Sales
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$233.0	$208.0	$210.8
Technologies	6.4	7.3	6.8
All Other (a)	239.5	214.6	239.2
Eliminations	(478.9)	(429.9)	(456.8)
Total	$—	$—	$—

(a)	Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Depreciation and Amortization
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$78.1	$74.4	$78.2
Technologies	182.4	42.0	45.5
All Other (b)	11.2	6.5	5.4
Total	$271.7	$122.9	$129.1

(b)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income (Loss)
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$544.5	$470.1	$467.5
Technologies	355.1	93.7	111.3
Segment adjusted operating income before income taxes and interest	$899.6	$563.8	$578.8

Reconciling Items (income) expense:
All Other (c)	261.3	78.4	72.1
Restructuring and other costs	23.2	64.7	11.1
Interest expense	35.9	55.9	46.9
Interest income	(2.0)	(2.2)	(5.6)
Other expense (income), net	(20.1)	(8.2)	(0.1)
Amortization of intangible assets	155.4	43.7	47.9
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	5.0	1.8	2.1
Income before income taxes	$440.9	$329.7	$404.4

(c)	Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
(in millions)	2016	2015	2014

Dental and Healthcare Consumables	$42.1	$37.9	$62.2
Technologies	73.8	23.3	28.9
All Other (d)	9.1	10.8	8.5
Total	$125.0	$72.0	$99.6

(d)	Includes capital expenditures of Corporate headquarters.

Assets
(in millions)	2016	2015

Dental and Healthcare Consumables	$2,616.6	$2,537.0
Technologies	8,103.7	1,537.7
All Other (e)	935.8	328.2
Total	$11,656.1	$4,402.9

(e)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2016, 2015 and 2014. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in millions)	United States	Germany	Sweden	Other Foreign	Consolidated

2016
Net sales	$1,383.0	$617.0	$53.2	$1,692.1	$3,745.3
Property, plant and equipment, net	192.5	244.1	82.5	280.7	799.8

2015
Net sales	$1,027.4	$472.8	$42.3	$1,131.8	$2,674.3
Property, plant and equipment, net	178.5	92.1	92.3	195.9	558.8

2014
Net sales	$1,015.9	$541.8	$48.9	$1,316.0	$2,922.6
Property, plant and equipment, net	170.8	109.3	103.9	204.8	588.8

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in millions)	2016	2015	2014

Dental consumables products	$1,770.3	$1,671.1	$1,807.6
Dental technology products	1,658.6	687.7	753.7
Healthcare consumable products	316.4	315.5	361.3
Total net sales	$3,745.3	$2,674.3	$2,922.6

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. Small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in the dental laboratories include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include porcelain furnaces.

Dental Technology Products

Dental technology products consist of high-tech state-of-art dental implants and related scanning equipment and treatment software, orthodontic appliances for dental practitioners and specialist and dental laboratories. The product category also includes basic and high-tech dental equipment such as treatment centers, imaging equipment and computer aided design and machining “CAD/CAM” systems equipment for dental practitioners and laboratories. The Company is the only manufacturer that can fully outfit a dental practitioner’s office with dental equipment.

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Imaging systems consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM Systems are products designed for dental offices and laboratories used for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech CAD/CAM techniques of CEramic REConstruction, or CEREC equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products.

Concentration Risk

For the year ended December 31, 2016, two customers each accounted for more than ten percent of consolidated net sales. At December 31, 2016, one customer accounted for more than ten percent of the consolidated accounts receivable balance. For the year ended December 31, 2015, one customer accounted for more than ten percent of consolidated net sales. At December 31, 2015, there were no customers that accounted for ten percent or more of the consolidated accounts receivable balance. For the year ended December 31, 2014, the Company had no single customer that represented ten percent or more of consolidated net sales. For the years ended December 31, 2016, 2015 and 2014, third party export sales from the U.S. were less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in millions)	2016	2015	2014

Foreign exchange transaction (gains) losses	$(10.2)	$(5.2)	$1.3
Other (income) expense, net	(9.9)	(3.0)	(1.4)
Total other expense (income), net	$(20.1)	$(8.2)	$(0.1)

Foreign exchange transaction gains for the year ended December 31, 2016, included approximately $6.9 million foreign currency gains on foreign currency forwards designated as net investment hedges. Foreign exchange transaction gains for the year ended December 31, 2015, included approximately $5.1 million foreign currency gain on the sale of a convertible bond. Foreign exchange transaction losses for the year ended December 31, 2014, included approximately $1.1 million of interest income and fair value gains on non-designated hedges.

NOTE 7 - INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in millions)	2016	2015

Finished goods	$311.3	$218.2
Work-in-process	77.1	52.3
Raw materials and supplies	128.7	69.9
Inventories, net	$517.1	$340.4

The Company’s inventory valuation reserve was $37.5 million and $36.3 million at December 31, 2016 and 2015, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following

	December 31,
(in millions)	2016	2015

Assets, at cost:
Land	$52.8	$38.5
Buildings and improvements	500.4	400.4
Machinery and equipment	1,218.8	846.7
Construction in progress	82.9	57.1
	1,854.9	1,342.7
Less: Accumulated depreciation	1,055.1	783.9
Property, plant and equipment, net	$799.8	$558.8

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill at April 30, 2016 on 20 reporting units. As discussed in Note 5, Segment and Geographic Information, effective in the first quarter of 2016, the Company realigned reporting responsibilities for multiple locations.  For any realignment that resulted in reporting unit changes, the Company applied the relative fair value method to determine the reallocation of goodwill of the associated reporting units.

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

At December 31, 2016, three reporting units, all components of the Technologies operating segment, and one reporting unit, a component of the Dental and Healthcare Consumables operating segment, were created as a result of the Sirona merger on February 29, 2016. At the date of the Merger, the fair value of the businesses equaled book value with goodwill for the reporting units totaling $3,776.8 million. Given the limited time since the Merger date, the reporting units’ fair values approximate the book values of the reporting units. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill may not be recoverable.

There were no impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2016. Impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2015 was $3.7 million. There were no impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2014. Impairments of intangible assets are included in Restructuring and other costs in the Consolidated Statements of Operations.

At December 31, 2016, indefinite-lived assets recorded on three reporting units, all within the Technologies operating segment, and indefinite-lived assets recorded on one reporting unit within the Dental and Healthcare Consumables operating segment, were identified and fair valued as result of the Sirona merger on February 29, 2016. At the date of the Merger, the fair value of the indefinite-lived assets equaled book value totaling $905.0 million. Given the limited time since the Merger date, the indefinite-lived asset’s fair values approximate the book values. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s indefinite-lived assets may not be recoverable.

A reconciliation of changes in the Company’s goodwill by segment and in total are as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2014	$951.9	$1,137.4	$2,089.3
Acquisition activity	31.3	—	31.3
Effect of exchange rate changes	(26.6)	(106.4)	(133.0)
Balance at December 31, 2015	$956.6	$1,031.0	$1,987.6
Merger related additions	113.3	3,663.5	3,776.8
Acquisition activity	8.5	196.1	204.6
Adjustment of provisional amounts on prior acquisitions	1.6	—	1.6
Effect of exchange rate changes	11.2	(29.8)	(18.6)
Balance, at December 31, 2016	$1,091.2	$4,860.8	$5,952.0

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,189.5	$(177.3)	$1,012.2	$164.8	$(95.0)	$69.8
Trademarks	65.3	(38.7)	26.6	67.0	(36.0)	31.0
Licensing agreements	33.5	(26.7)	6.8	33.7	(24.9)	8.8
Customer relationships	1,004.8	(181.2)	823.6	437.7	(125.4)	312.3
Total definite-lived	$2,293.1	$(423.9)	$1,869.2	$703.2	$(281.3)	$421.9

Trademarks and In-process R&D	$1,088.4	$—	$1,088.4	$178.8	$—	$178.8

Total identifiable intangible assets	$3,381.5	$(423.9)	$2,957.6	$882.0	$(281.3)	$600.7

Amortization expense for identifiable definite-lived intangible assets for 2016, 2015 and 2014 was $155.1 million, $43.8 million and $47.9 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $180.1 million, $178.5 million, $178.3 million, $177.9 million and $172.6 million for 2017, 2018, 2019, 2020 and 2021, respectively.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
(in millions)	2016	2015

Deferred taxes	$172.1	$70.4
Deposits	39.4	14.8
Prepaid expenses	36.5	24.1
Fair value of derivatives	14.1	28.1
Other current assets	83.5	34.4
Prepaid expenses and other current assets	$345.6	$171.8

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in millions)	2016	2015

Payroll, commissions, bonuses, other cash compensation and employee benefits	$143.4	$110.0
Sales and marketing programs	102.0	43.3
Accrued vacation and holidays	37.5	26.1
Restructuring costs	27.4	35.4
Professional and legal costs	20.2	14.3
General insurance	15.0	13.5
Deferred income	14.1	2.2
Warranty liabilities	11.2	3.8
Third party royalties	10.4	8.5
Accrued interest	8.1	8.9
Accrued travel expenses	6.9	5.6
Accrued property taxes	6.4	2.7
Current portion of derivatives	2.7	11.0
Other	57.4	24.8
Accrued liabilities	$462.7	$310.1

NOTE 12 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2016		2015
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Brazil short-term loans	$1.5	15.0%	$2.5	15.1%
China short-term loans	6.8	3.5%
Other short-term loans	1.8	3.1%	0.4	2.8%
Add: Current portion of long-term debt	11.0		9.2
Total short-term debt	$21.1		$12.1

	2016		2015
Maximum month-end short-term debt outstanding during the year	$49.0		$453.2
Average amount of short-term debt outstanding during the year	15.5		265.3
Weighted-average interest rate on short-term debt at year-end		3.9%		13.4%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility. At December 31, 2016 and 2015, there were no outstanding borrowings under this facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2016 was $0.2 million.

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2016		2015
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Private placement notes $250.0 million due February 2016	$—	—%	$75.1	4.1%
Fixed rate senior notes $300.0 million due August 2016	—	—%	299.9	2.8%
Term loan 65.0 million Swiss francs denominated due September 2016	—	—%	64.9	0.3%
Term loan 12.6 billion Japanese yen denominated due September 2019	107.5	0.7%	104.4	0.8%
Term loan $175.0 million due August 2020	148.8	2.1%	157.5	1.5%
Fixed rate senior notes $450 million due August 2021	295.7	4.1%	295.6	4.1%
Private placement notes 70.0 million euros due October 2024	73.8	1.0%	—	—
Private placement notes 25.0 million Swiss franc due December 2025	24.5	0.9%	25.0	0.9%
Private placement notes 97.0 million euros due December 2025	102.2	2.1%	105.3	2.0%
Private placement notes 26.0 million euros due February 2026	27.4	2.1%	—	—
Private placement notes 58.0 million Swiss franc due August 2026	57.0	1.0%	—	—
Private placement notes 106.0 million euros due August 2026	111.7	2.3%	—	—
Private placement notes 70.0 million euros due October 2027	73.7	1.3%	—	—
Private placement notes 7.5 million Swiss franc due December 2027	7.4	1.0%	7.5	1.0%
Private placement notes 15.0 million euros due December 2027	15.8	2.2%	16.3	2.2%
Private placement notes 140.0 million Swiss franc due August 2028	137.6	1.2%	—	—
Private placement notes 70.0 million euros due October 2029	73.8	1.5%	—	—
Private placement notes 70.0 million euros due October 2030	73.7	1.6%	—	—
Private placement notes 45.0 million euros due February 2031	47.4	2.5%	—	—
Private placement notes 65.0 million Swiss franc due August 2031	63.9	1.3%	—	—
Private placement notes 70.0 million euros due October 2031	73.8	1.7%	—	—
Other borrowings, various currencies and rates	12.5		2.0
	$1,528.2		$1,153.5
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	11.0		9.2
Less: Long-term portion of deferred financing costs	6.1		3.3
Long-term portion	$1,511.1		$1,141.0

In February 2016, the Company paid the final required payment of $75.0 million under the $250.0 million private placement notes by issuing commercial paper. The Company used the proceeds from the February 19, 2016 private placement notes issuance to pay the 2016 payment.

On August 26, 2016, the Company paid the third annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the $175.0 million Term Loan with a final maturity of August 26, 2020. An amount of $8.8 million will be due in August 2017 and has been classified as current in the Consolidated Balance Sheets. The Company intends to use available cash, commercial paper and the revolving credit facilities to pay the 2017 payment.

On February 19, 2016, the Company issued the following private placements notes under the December 11, 2015 Note Purchase Agreement: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031.

On August 15, 2016, the Company issued the following private placements notes under the December 11, 2015 Note Purchase Agreement: 58.0 million Swiss francs aggregate principal amount of 1.01%, Series I Senior Notes due August 15, 2026; 40.0 million euros aggregate principal amount bearing interest of 2.25%, Series J Senior Notes due August 15, 2026; 66.0 million euros aggregate principal amount bearing interest of 2.25%, Series K Senior Notes due August 15, 2026; 140.0 million Swiss francs aggregate principal amount bearing interest of 1.17%, Series L Senior Notes due August 15, 2028; and 65.0 million Swiss francs aggregate principal amount bearing interest of 1.33%, Series M Senior Notes due August 15, 2031.

The 2016 issuance of the private placement notes were used to finance the payments of $75.0 million on the $250.0 million private placement notes due February 19, 2016, the $300.0 million fixed rate senior notes that matured on August 2016 and the 65.0 million Swiss francs term loan that matured on September 1, 2016.

On October 27, 2016, the Company executed a new Note Purchase Agreement in a private placement with institutional investors to sell 350.0 million euros aggregate principal amount of senior notes at a weighted average interest rate of 1.40%. The Company issued 87.5 million euros in the following series: 17.5 million euros aggregate principal amount bearing interest of 0.98%, Series N Senior Notes due October 27, 2024; 14.5 million euros aggregate principal amount bearing interest of 1.31%, Series O Senior Notes due October 27, 2027; 3.0 million euros aggregate principal amount bearing interest of 1.31%, Series P Senior Notes due October 27, 2027; 15.5 million euros aggregate principal amount bearing interest of 1.50%, Series Q Senior Notes due October 27, 2029; 2.0 million euros aggregate principal amount bearing interest of 1.50%, Series R Senior Notes due October 27, 2029; 6.5 million euros aggregate principal amount bearing interest of 1.58%, Series S Senior Notes due October 27, 2030; 11.0 million euros aggregate principal amount bearing interest of 1.58%, Series T Senior Notes due October 27, 2030; 10.5 million euros aggregate principal amount bearing interest of 1.65%, Series U Senior Notes due October 27, 2031; and 7.0 million euros aggregate principal amount bearing interest of 1.65%, Series V Senior Notes due October 27, 2031. The Company issued 262.5 million euros in the following series: 52.5 million euros aggregate principal amount bearing interest of 0.98%, Series A Senior Notes due October 27, 2024; 43.5 million euros aggregate principal amount bearing interest of 1.31%, Series B Senior Notes due October 27, 2027; 9.0 million euros aggregate principal amount bearing interest of 1.31%, Series C Senior Notes due October 27, 2027; 46.5 million euros aggregate principal amount bearing interest of 1.50%, Series D Senior Notes due October 27, 2029; 6.0 million euros aggregate principal amount bearing interest of 1.50%, Series E Senior Notes due October 27, 2029; 19.5 million euros aggregate principal amount bearing interest of 1.58%, Series F Senior Notes due October 27, 2030; 33.0 million euros aggregate principal amount bearing interest of 1.58%, Series G Senior Notes due October 27, 2030; 31.5 million euros aggregate principal amount bearing interest of 1.65%, Series H Senior Notes due October 27, 2031; and 21.0 million euros aggregate principal amount bearing interest of 1.65%, Series I Senior Notes due October 27, 2031. Proceeds from the senior notes were used to finance acquisitions in the fourth quarter of 2016.

Effective June 30, 2016, the Company amended and extended its $500.0 million multicurrency revolving credit facility for an additional year thorough July 23, 2021. In addition, certain non-extending members of the bank group were replaced with existing and new lenders. The Company has access to the full $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times. Any breach of any such covenants or restrictions would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2016 and 2015, there were no outstanding borrowings under the revolving credit facility.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2016, the Company was in compliance with all debt covenants.

At December 31, 2016, the Company had $549.4 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2016:

(in millions)

2017	$11.0
2018	10.7
2019	117.6
2020	123.9
2021	296.7
2022 and beyond	968.3
$1,528.2

NOTE 13 - EQUITY

At December 31, 2016, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors on September 21, 2016. During 2016, 2015 and 2014, the Company repurchased outstanding shares of common stock at a cost of $815.1 million, $112.7 million and $163.2 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company received proceeds of $41.0 million, $35.5 million and $49.0 million, respectively, primarily as a result of stock options exercised in the amount of 1.2 million, 1.1 million and 1.5 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2016, 2015 and 2014 is $16.1 million, $11.6 million and $2.1 million, respectively.

The following table represents total outstanding shares of common stock and treasury stock for the years ended December 31:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2013	162.8	(20.5)	142.3
Shares of treasury stock issued	—	1.9	1.9
Repurchase of common stock at an average cost of $49.88	—	(3.3)	(3.3)

Balance at December 31, 2014	162.8	(21.9)	140.9
Shares of treasury stock issued	—	1.3	1.3
Repurchase of common stock at an average cost of $52.50	—	(2.1)	(2.1)

Balance at December 31, 2015	162.8	(22.7)	140.1
Common stock issuance related to Merger	101.7	—	101.7
Shares of treasury stock issued	—	1.7	1.7
Repurchase of common stock at an average cost of $60.78	—	(13.4)	(13.4)

Balance at December 31, 2016	264.5	(34.4)	230.1

On February 29, 2016, in conjunction with the Merger, the Company increased the authorized number of shares of common stock to 400.0 million.

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSO”), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. For each restricted stock and RSU issued, it is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1.0 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2016 is 36.4 million.

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under these plans. RSU vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSU, the vesting period is referred to as the restricted period. RSU and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the restricted period prior to vesting. In addition to the service condition, certain key executives are granted RSU subject to performance requirements that can vary between the first year and up to the final year of the RSU award. If targeted performance is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on RSU will lapse, and one shares of common stock will be issued as payment for each vested RSU. Upon death, disability or qualified retirement all awards become immediately exercisable for up to one year. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter.

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in millions)	2016	2015	2014

Stock option expense	$10.6	$8.1	$8.8
RSU expense	29.1	16.2	15.4
Total stock based compensation expense	$39.7	$24.3	$24.2

Related deferred income tax benefit	$10.9	$7.1	$6.7

For the years ended December 31, 2016, 2015, and 2014, stock compensation expense of $39.7 million, $24.3 million and $24.2 million, respectively, was recorded in the Consolidated Statement of Operations. For the years ended December 31, 2016, 2015, and 2014, $39.1 million, $23.6 million and $23.5 million, respectively, was recorded in Selling, general and administrative expense and $0.6 million, $0.7 million and $0.7 million, respectively, was recorded in Cost of products sold.

There were 1.7 million non-qualified stock options unvested at December 31, 2016. The remaining unamortized compensation cost related to non-qualified stock options is $11.8 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.4 years. The unamortized compensation cost related to RSU is $42.0 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.5 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the average assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2016	2015	2014

Weighted average fair value per share	$12.78	$10.87	$9.41
Expected dividend yield	0.52%	0.51%	0.59%
Risk-free interest rate	1.54%	1.59%	1.61%
Expected volatility	20.8%	20.3%	21.6%
Expected life (years)	6.14	5.68	5.13

The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $38.3 million, $22.3 million and $28.8 million, respectively.

The total fair value of shares vested for the years ended December 31, 2016, 2015 and 2014 was $34.8 million, $22.7 million and $20.2 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2016:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2015	7.3	$38.85	$159.9	5.7	$36.38	$139.4
Granted	0.7	57.52
Merger	1.7	26.93
Exercised	(1.3)	30.73
December 31, 2016	8.4	$39.22	$155.9	6.7	$36.03	$144.9

The weighted average remaining contractual term of all outstanding options is 5.1 years and the weighted average remaining contractual term of exercisable options is 4.3 years.

The following table summarizes information about NQSO outstanding for the year ended December 31, 2016:

			Outstanding			Exercisable
(in millions, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2016			2016

5.01	-	10.00	0.3	1.9	$6.50	0.3	$6.50
10.01	-	20.00	0.1	1.4	14.39	0.1	14.39
20.01	-	30.00	0.9	2.3	25.68	0.9	25.68
30.01	-	40.00	3.4	4.4	36.49	3.2	36.47
40.01	-	50.00	2.3	5.6	44.11	1.9	43.69
50.01	-	60.00	1.2	8.5	53.58	0.3	52.12
60.01	-	70.00	0.2	9.2	60.74	—	—
			8.4	5.1	$39.22	6.7	$36.03

The following table summarizes the unvested RSU transactions for the year ended December 31, 2016:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in millions, except per share amounts)

Unvested at December 31, 2015	1.1	$45.82
Granted	0.4	56.40
Merger	1.0	46.64
Vested	(0.5)	40.06
Forfeited	(0.1)	50.77
Unvested at December 31, 2016	1.9	$49.55

NOTE 14 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in millions)	2016	2015	2014

United States	$28.9	$26.8	$59.6
Foreign	412.0	302.9	344.8
	$440.9	$329.7	$404.4

The components of the provision for income taxes from operations are as follows:

	December 31,
(in millions)	2016	2015	2014

Current:
U.S. federal	$2.3	$(3.0)	$(12.8)
U.S. state	5.6	1.7	(0.3)
Foreign	111.7	50.9	76.7
Total	$119.6	$49.6	$63.6

Deferred:
U.S. federal	$27.6	$44.3	$32.3
U.S. state	1.3	0.3	(9.9)
Foreign	(139.0)	(17.2)	(4.9)
Total	$(110.1)	$27.4	$17.5

	$9.5	$77.0	$81.1

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2016	2015	2014

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	1.1	0.4	0.7
Federal benefit of R&D and foreign tax credits	(12.6)	(11.2)	(10.5)
Tax effect of international operations	(3.9)	(6.4)	(3.2)
Net effect of tax audit activity	(0.6)	(0.4)	1.5
Tax effect of enacted statutory rate changes	(0.2)	0.2	(0.3)
Federal tax on unremitted earnings of certain foreign subsidiaries	0.1	2.5	(0.1)
Valuation allowance adjustments	(16.3)	0.2	(2.1)
Other	(0.4)	3.1	(0.9)

Effective income tax rate on operations	2.2%	23.4%	20.1%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2016		December 31, 2015
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$8.4	$—	$7.5	$—
Employee benefit accruals	71.5	—	52.2	—
Inventory	41.9	—	22.7	—
Identifiable intangible assets	—	1,011.8	—	318.0
Insurance premium accruals	5.5	—	4.9	—
Miscellaneous accruals	16.0	—	11.3	—
Other	19.6	—	20.5	—
Unrealized losses included in AOCI	17.5	—	14.6	—
Property, plant and equipment	—	54.8	—	39.3
Product warranty accruals	1.6	—	1.3	—
Foreign tax credit and R&D carryforward	137.9	—	135.7	—
Restructuring and other cost accruals	—	8.1	5.5	—
Sales and marketing accrual	8.0	—	7.4	—
Taxes on unremitted earnings of foreign subsidiaries	—	2.1	—	10.2
Tax loss carryforwards and other tax attributes	274.5	—	282.1	—
Valuation allowance	(182.7)	—	(274.3)	—
	$419.7	$1,076.8	$291.4	$367.5

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	December 31,
(in millions)	2016	2015

Assets
Prepaid expenses and other current assets	$172.1	$70.4
Other noncurrent assets, net	22.8	16.9
Liabilities
Income taxes payable	3.4	3.1
Deferred income taxes	848.6	160.3

The Company has $137.9 million of foreign tax credit carryforwards at December 31, 2016, of which $43.4 million will expire in 2023, $55.5 million will expire in 2024, $38.9 million will expire in 2025 and $0.1 million will expire in 2026.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1.1 billion at December 31, 2016, of which $442.8 million expires at various times through 2036 and $680.8 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2016 are tax benefits totaling $209.6 million, before valuation allowances, for the tax loss carryforwards.

The Company has recorded $175.3 million of valuation allowance to offset the tax benefit of net operating losses and $7.4 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

As of December 31, 2016, a deferred tax asset of $18.4 million, related to a non-US tax attribute, has been recognized. This benefit is a result of an agreement that has been filed to combine the profits and losses of certain entities, effective 1/1/2019.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $599.0 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2016 is approximately $13.7 million, of this total, approximately $13.3 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months are not expected to be significant.

The total amount of accrued interest and penalties were $2.8 million and $6.5 million at December 31, 2016 and 2015, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the years ended December 31, 2016 and 2015, the Company recognized income tax benefit of $3.4 million and $2.0 million respectively, related to interest and penalties. During the year ended December 31, 2014, the company recognized a $1.9 million tax expense related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany, Sweden and Switzerland.  The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012 and 2013. The tax years 2014 and 2015 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2011 and is currently under audit for the years 2012 through 2014.  The taxable years that remain open for Sweden are 2011 through 2015. The taxable years that remain open for Switzerland are 2006 through 2015.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in millions)	2016	2015	2014

Unrecognized tax benefits at beginning of period	$12.1	$21.9	$18.0
Gross change for prior period positions	(2.0)	(7.6)	5.1
Gross change for current year positions	2.2	0.2	0.2
Decrease due to settlements and payments	(1.3)	(0.5)	(0.2)
Decrease due to statute expirations	—	(0.2)	(0.6)
Increase due to effect of foreign currency translation	—	—	—
Decrease due to effect from foreign currency translation	(0.2)	(1.7)	(0.6)

Unrecognized tax benefits at end of period	$10.8	$12.1	$21.9

NOTE 15 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains a number of defined contribution plans. The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of eligible compensation, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a non-elective contribution in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service defined limits. The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The share allocation will be accounted for at fair value at the point of allocation, which is normally year-end. Effective December 31, 2016, the DENTSPLY Employee Stock Ownership Plan was merged with the DENTSPLY 401(k) Savings Plan. The result of this merger will be the creation of the Dentsply Sirona Inc. 401(k) Savings and Employee Stock Ownership Plan (the "Plan"), effective as of January 1, 2017. In addition to these plans, the Company also maintains various other U.S. and

non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expense, net of forfeitures, were $28.0 million, $24.9 million and $25.4 million for 2016, 2015 and 2014, respectively.

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

The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. During the first quarter of 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for the Company’s major defined benefit pension plans in Germany, Switzerland and for all defined benefit pension and other postemployment healthcare plans in the United States. Historically, the Company estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a spot rate approach for the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as the Company believes this provides a better estimate of service and interest costs. The Company considers this a change in estimate and, accordingly, accounted for it prospectively. This change does not affect the measurement of the Company’s total benefit obligation.

Defined Benefit Pension Plan Assets

The primary investment strategy is to ensure that the assets of the plans, along with anticipated future contributions, will be invested in order that the benefit entitlements of employees, pensioners and beneficiaries covered under the plan can be met when due with high probability. Pension plan assets consist mainly of common stock and fixed income investments. The target allocations for defined benefit plan assets are 30% to 65% equity securities, 30% to 65% fixed income securities, 0% to 15% real estate, and 0% to 25% in all other types of investments.  Equity securities include investments in companies located both in and outside the U.S.  Equity securities do not include common stock of the Company. Fixed income securities include corporate bonds of companies from diversified industries, government bonds, mortgage notes and pledge letters. Other types of investments include investments in mutual funds, common trusts, insurance contracts, hedge funds and real estate. These plan assets are not recorded in the Company’s Consolidated Balance Sheet as they are held in trust or other off-balance sheet investment vehicles.

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

In Germany, Sirona traditionally had an unfunded defined benefit pension plan whose benefits are based primarily on years of service and wage and salary group. This plan is closed to new participants. Sirona replaced its unfunded defined benefit pension plan in Germany with a defined contribution plan. All new hires now receive defined contributions to a pension plan based on a percentage of the employee’s eligible compensation. However, due to grandfathering provisions for certain existing employees hired before the new defined contribution plan was introduced, the Company continues to be obligated to provide pension benefits which are at a minimum equal to benefits that would have been available under the terms of the traditional defined benefit plans (the “Grandfathered Benefit”). The Grandfathered Benefit and contributions to the Sirona pension plan made for those employees are included in the disclosures for defined benefit plans. The Company accounts for the Grandfathered Benefit by recognizing the higher of the defined contribution obligation or the defined benefit obligation for the minimum benefit.

The Sirona plan assets in Germany consist of insurance policies with a guaranteed minimum return by the insurance company and an excess profit participation feature for a portion of the benefits. Sirona pays the premiums on the insurance policies, but does not manage the investment of the funds. The insurance company makes all decisions on investment of funds, including the allocation to asset groups. The fair value of the plan assets which include equity securities, fixed-income investments, and others is based on the cash surrender values reported by the insurance company.

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

Reconciliations of changes in the defined benefit and postemployment healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2016	2015	2016	2015

Change in Benefit Obligation
Benefit obligation at beginning of year	$378.9	$436.9	$14.1	$13.9
Service cost	15.7	17.1	0.3	0.4
Interest cost	8.0	7.3	0.6	0.6
Participant contributions	3.8	3.7	0.3	0.4
Actuarial losses (gains)	26.8	(41.1)	1.4	(0.4)
Plan amendments	0.3	(0.3)	—	—
Acquisitions/Divestitures	76.3	(0.7)	—	—
Effect of exchange rate changes	(14.2)	(28.7)	—	—
Plan curtailments and settlements	(8.5)	(1.6)	—	—
Benefits paid	(14.0)	(13.7)	(0.6)	(0.8)
Benefit obligation at end of year	$473.1	$378.9	$16.1	$14.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$142.0	$143.6	$—	$—
Actual return on assets	6.5	0.5	—	—
Plan settlements	(8.0)	(0.3)	—	—
Acquisitions/Divestitures	12.7	—	—	—
Effect of exchange rate changes	(2.4)	(2.2)	—	—
Employer contributions	16.2	10.4	0.3	0.4
Participant contributions	3.8	3.7	0.3	0.4
Benefits paid	(14.0)	(13.7)	(0.6)	(0.8)
Fair value of plan assets at end of year	$156.8	$142.0	$—	$—

Funded status at end of year	$(316.3)	$(236.9)	$(16.1)	$(14.1)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

		Pension Benefits		Other Postemployment Benefits
	Location On The	December 31,		December 31,
(in millions)	Consolidated Balance Sheet	2016	2015	2016	2015

Other noncurrent assets, net	Other noncurrent assets, net	$0.1	$—	$—	$—
Deferred tax asset	Other noncurrent assets, net	31.7	27.0	1.4	0.9
Total assets		$31.8	$27.0	$1.4	$0.9

Current liabilities	Accrued liabilities	(6.9)	(4.2)	(0.7)	(0.7)
Other noncurrent liabilities	Other noncurrent liabilities	(309.5)	(232.7)	(15.4)	(13.4)
Deferred tax liability	Deferred income taxes	(0.5)	(0.8)	—	—
Total liabilities		$(316.9)	$(237.7)	$(16.1)	$(14.1)

Accumulated other comprehensive income	Accumulated other comprehensive loss	82.3	71.5	2.2	1.5
Net amount recognized		$(202.8)	$(139.2)	$(12.5)	$(11.7)

Amounts recognized in AOCI consist of:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2016	2015	2016	2015

Net actuarial loss	$115.3	$100.1	$3.5	$2.4
Net prior service cost	(1.8)	(2.4)	—	—
Before tax AOCI	$113.5	$97.7	$3.5	$2.4
Less: Deferred taxes	31.2	26.2	1.3	0.9
Net of tax AOCI	$82.3	$71.5	$2.2	$1.5

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2016	2015

Projected benefit obligation	$458.7	$377.7
Accumulated benefit obligation	427.2	361.0
Fair value of plan assets	142.3	140.7

Components of net periodic benefit cost:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2016	2015	2014	2016	2015	2014

Service cost	$15.7	$17.1	$14.0	$0.3	$0.4	$0.2
Interest cost	8.0	7.3	11.1	0.6	0.6	0.5
Expected return on plan assets	(5.1)	(5.4)	(5.5)	—	—	—
Amortization of prior service (credit) cost	(0.2)	(0.2)	(0.1)	—	—	—
Amortization of net actuarial loss	5.1	7.8	2.8	0.2	0.2	0.1
Curtailment and settlement loss (gains)	1.2	(0.8)	0.1	—	—	—
Net periodic benefit cost	$24.7	$25.8	$22.4	$1.1	$1.2	$0.8

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2016	2015	2014	2016	2015	2014

Net actuarial loss (gain)	$20.3	$(48.6)	$88.5	$1.4	$(0.4)	$1.4
Net prior service cost (credit)	0.4	(0.3)	0.4	—	—	—
Amortization	(4.9)	(7.6)	(2.6)	(0.2)	(0.2)	—
Total recognized in AOCI	$15.8	$(56.5)	$86.3	$1.2	$(0.6)	$1.4
Total recognized in net periodic benefit cost and AOCI	$40.5	$(30.7)	$108.7	$2.3	$0.6	$2.2

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $6.3 million. There will be an immaterial amount of estimated net loss and prior service credit for the other postemployment plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2017 are as follows:

(in millions)	Pension Benefits	Other Postemployment Benefits

Amount of net prior service (credit) cost	$(0.2)	$—
Amount of net loss	6.5	0.2

Assumptions

The assumptions used to determine benefit obligations and net periodic benefit cost for the Company’s plans are similar for both U.S. and foreign plans.

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, at December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2016	2015	2014	2016	2015	2014

Discount rate	1.6%	2.1%	1.8%	4.4%	4.7%	4.3%
Rate of compensation increase	2.6%	2.5%	2.6%	n/a	n/a	n/a
Health care cost trend pre 65	n/a	n/a	n/a	7.8%	7.6%	8.0%
Health care cost trend post 65	n/a	n/a	n/a	8.5%	8.2%	7.0%
Ultimate health care cost trend	n/a	n/a	n/a	4.5%	5.0%	5.0%
Years until trend is reached pre 65	n/a	n/a	n/a	9.0	9.0	8.0
Years until ultimate trend is reached post 65	n/a	n/a	n/a	9.0	9.0	7.0

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2016	2015	2014	2016	2015	2014

Discount rate	2.1%	1.8%	3.2%	4.7%	4.3%	4.8%
Expected return on plan assets	3.3%	3.7%	3.8%	n/a	n/a	n/a
Rate of compensation increase	2.5%	2.6%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.8%	8.5%	8.5%
Ultimate health care cost trend	n/a	n/a	n/a	4.5%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	8.0	8.0

Measurement Date	12/31/2016	12/31/2015	12/31/2014	12/31/2016	12/31/2015	12/31/2014

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

Assumed health care cost trend rates have an impact on the amounts reported for postemployment benefits. An ongoing one percentage point change in assumed healthcare cost trend rates would have had the following effects for the year ended December 31, 2016:

	Other Postemployment Benefits
(in millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postemployment benefit obligation	2.6	(2.1)

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2016 is presented in the table below by asset category. Approximately 75% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$11.5	$11.5	$—	$—
Equity securities:
International	39.1	39.1	—	—
Fixed income securities:
Fixed rate bonds (a)	52.6	52.6	—	—
Other types of investments:
Mutual funds (b)	14.3	14.3	—	—
Common trusts (c)	9.9	—	9.9	—
Insurance contracts	25.1	—	—	25.1
Hedge funds	4.0	—	—	4.0
Real estate	0.3	—	—	0.3
Total	$156.8	$117.5	$9.9	$29.4

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$9.2	$9.2	$—	$—
Equity securities:
International	39.2	39.2	—	—
Fixed income securities:
Fixed rate bonds (a)	52.4	52.4	—	—
Other types of investments:
Mutual funds (b)	14.5	14.5	—	—
Common trusts (c)	9.0	—	9.0	—
Insurance contracts	14.2	—	3.9	10.3
Hedge funds	3.2	—	—	3.2
Real estate	0.3	—	—	0.3
Total	$142.0	$115.3	$12.9	$13.8

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2015 to December 31, 2016 for the plan assets categorized as Level 3. During the year ended December 31, 2016, $0.2 million of plan assets were transferred out of the Level 3 category.

	Year Ended December 31, 2016
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2015	$10.3	$3.2	$0.3	$13.8
Actual return on plan assets:
Relating to assets still held at the reporting date	2.1	—	—	2.1
Acquisitions/Divestitures	12.7	—	—	12.7
Purchases, sales and settlements, net	1.0	0.9	—	1.9
Transfers in and/or (out)	(0.2)	—	—	(0.2)
Effect of exchange rate changes	(0.8)	(0.1)	—	(0.9)
Balance at December 31, 2016	$25.1	$4.0	$0.3	$29.4

The following tables provide a reconciliation from December 31, 2014 to December 31, 2015 for the plan assets categorized as Level 3.  During the year ended December 31, 2015, no assets were transferred in or out of the Level 3 category.

	Year Ended December 31, 2015
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2014	$11.9	$1.8	$0.4	$14.1
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.6)	0.1	—	(0.5)
Purchases, sales and settlements, net	0.3	1.4	—	1.7
Effect of exchange rate changes	(1.3)	(0.1)	(0.1)	(1.5)
Balance at December 31, 2015	$10.3	$3.2	$0.3	$13.8

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

Cash Flows

In 2017, the Company expects to make contributions and direct benefit payments of $11.4 million to its defined benefit pension plans and $0.7 million to its postemployment medical plans.

Estimated Future Benefit Payments

(in millions)	Pension Benefits	Other Postemployment Benefits

2017	$15.4	$0.7
2018	15.5	0.7
2019	14.8	0.6
2020	17.2	0.6
2021	16.2	0.6
2022-2026	95.9	3.2

The above table reflects the total employer contributions and benefits expected to be paid from the plan and does not include the participants’ share of the cost.

NOTE 16 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $20.9 million, $61.4 million and $9.9 million for the year ended 2016, 2015 and 2014, respectively, are reflected in Restructuring and other costs in the Consolidated Statement of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $83.0 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

During 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment. During the year ended December 31, 2015, the Company recorded $37.3 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the year ended December 31, 2015, the Company recorded restructuring costs of $16.3 million within the Technologies segment that consists primarily of employee severance benefits related to the global efficiency initiative. These restructuring costs were offset by changes in estimates of $6.6 million, related to adjustments to the cost of initiatives in prior years. Other costs associated with 2015 plans of $7.4 million and $9.1 million were recorded in Cost of products sold and Selling, general and administrative expenses, respectfully, in the Consolidated Statements of Operations.

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

At December 31, 2016, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$1.5	$34.6	$—	$36.1
Provisions and adjustments	—	4.7	11.4	16.1
Amounts applied	(0.8)	(18.5)	(2.8)	(22.1)
Change in estimates	(0.1)	(0.8)	(0.4)	(1.3)
Balance at December 31, 2016	$0.6	$20.0	$8.2	$28.8

	Lease/Contract Terminations
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.8	$3.4	$—	$4.2
Provisions and adjustments	—	5.4	0.5	5.9
Amounts applied	(0.4)	(3.3)	(0.2)	(3.9)
Change in estimates	(0.2)	(3.0)	—	(3.2)
Balance at December 31, 2016	$0.2	$2.5	$0.3	$3.0

	Other Restructuring Costs
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.3	$0.6	$—	$0.9
Provisions and adjustments	0.1	3.1	0.5	3.7
Amounts applied	(0.2)	(3.0)	(0.3)	(3.5)
Change in estimates	—	(0.4)	—	(0.4)
Balance at December 31, 2016	$0.2	$0.3	$0.2	$0.7

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2015	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2016

Dental and Healthcare Consumables	$35.7	$20.5	$(24.4)	$(3.9)	$27.9
Technologies	4.3	4.9	(4.1)	(0.6)	4.5
All Other	1.2	0.3	(1.0)	(0.4)	0.1
Total	$41.2	$25.7	$(29.5)	$(4.9)	$32.5

At December 31, 2015, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$1.0	$5.0	$—	$6.0
Provisions and adjustments	0.1	0.7	59.0	59.8
Amounts applied	(0.7)	(4.1)	(19.3)	(24.1)
Change in estimates	(0.1)	(0.4)	(5.1)	(5.6)
Balance at December 31, 2015	$0.3	$1.2	$34.6	$36.1

	Lease/Contract Terminations
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$0.5	$1.7	$—	$2.2
Provisions and adjustments	—	(0.5)	5.0	4.5
Amounts applied	(0.2)	(0.7)	(0.9)	(1.8)
Change in estimates	—	—	(0.7)	(0.7)
Balance at December 31, 2015	$0.3	$0.5	$3.4	$4.2

	Other Restructuring Costs
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$—	$1.1	$—	$1.1
Provisions and adjustments	—	0.2	3.5	3.7
Amounts applied	—	(0.8)	(2.8)	(3.6)
Change in estimates	—	(0.2)	(0.1)	(0.3)
Balance at December 31, 2015	$—	$0.3	$0.6	$0.9

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2014	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2015

Dental and Healthcare Consumables	$6.2	$54.3	$(20.9)	$(3.9)	$35.7
Technologies	3.0	11.9	(8.0)	(2.6)	4.3
All Other	0.1	1.8	(0.6)	(0.1)	1.2
Total	$9.3	$68.0	$(29.5)	$(6.6)	$41.2

Other Costs

For the year ended December 31, 2016, the Company recorded other costs of $2.3 million, which were primarily related to legal costs.

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

NOTE 17 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt.

Derivative Instruments Designated as Hedging
Cash Flow Hedges
The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at December 31, 2016 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$292.0	$219.9
Interest rate swaps	107.5	—
Total derivative instruments designated as cash flow hedges	$399.5	$219.9
Foreign Exchange Risk Management
The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs, Japanese yen and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At December 31, 2016, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for a term of five-years ending September 2019. Another exposure hedged with derivative contracts had a notional amount of 65.0 million Swiss francs, and effectively converted the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 1.8% for a term of five-years, that matured in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.4)	Interest expense	$(2.9)
Foreign exchange forward contracts	(0.3)	Cost of products sold	4.8
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1
Commodity contracts	0.1	Cost of products sold	(0.1)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(0.6)
Total in cash flow hedging	$(0.8)		$1.9	$(0.6)

	December 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.4)	Interest expense (a)	$(10.1)
Foreign exchange forward contracts	23.3	Cost of products sold	18.0
Foreign exchange forward contracts	0.5	SG&A expenses	0.6
Commodity contracts	(0.3)	Cost of products sold	(0.5)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(0.7)
Total for cash flow hedging	$22.1		$8.0	$(0.7)
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
Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At December 31, 2016, the Company expects to reclassify $1.0 million of deferred net gains on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at December 31, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$95.1	$95.1
The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the year ended December 31, 2016, 2015 and 2014:

	December 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(13.2)	Other expense (income), net	$6.7
Total for net investment hedging	$(13.2)		$6.7

	December 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$4.5	Other expense (income), net	$4.1
Total for net investment hedging	$4.5		$4.1

	December 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$19.3	Interest income	$1.9
Foreign exchange forward contracts	43.1	Interest expense	(1.6)
		Other expense (income), net	1.3
Total for net investment hedging	$62.4		$1.6
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

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the years ended December 31, 2016, 2015 and 2014:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Twelve Months Ended December 31,
(in millions)		2016	2015	2014

Interest rate swaps	Interest expense	$—	$0.3	$0.2

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at December 31, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$267.2	$267.2
Interest rate swaps	1.0	0.8
Total for instruments not designated as hedges	$268.2	$268.0
The Company had a Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge matured during the second quarter to coincide with the repayment of the note.

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the years ended December 31, 2016, 2015 and 2014:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Twelve Months Ended December 31,
(in millions)		2016	2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$(0.6)	$6.3	$33.2
DIO equity option contracts	Other expense (income), net	—	0.1	—
Cross currency basis swaps (a)	Other expense (income), net	—	(1.8)	(50.2)
Total for instruments not designated as hedges		$(0.6)	$4.6	$(17.0)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values
The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at December 31, 2016 and December 31, 2015:

	December 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$12.8	$0.6	$1.0	$—
Interest rate swaps	—	—	0.2	0.3
Total	$12.8	$0.6	$1.2	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.3	$—	$1.5	$—
Total	$1.3	$—	$1.5	$—

	December 31, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$23.0	$7.9	$6.9	$0.4
Commodity contracts	—	—	0.1	—
Interest rate swaps	0.1	—	1.0	0.2
Total	$23.1	$7.9	$8.0	$0.6

Not Designated as Hedges

Foreign exchange forward contracts	$5.0	$—	$3.0	$—
Total	$5.0	$—	$3.0	$—

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$(2.8)	$—	$11.9
Total Assets	$14.7	$—	$14.7	$(2.8)	$—	$11.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
Interest rate swaps	0.5	—	0.5	(0.3)	—	0.2
Total Liabilities	$3.0	$—	$3.0	$(2.8)	$—	$0.2

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.9	$—	$35.9	$(7.4)	$—	$28.5
Interest rate swaps	0.1	—	0.1	—	—	0.1
Total Assets	$36.0	$—	$36.0	$(7.4)	$—	$28.6

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.3	$—	$10.3	$(6.3)	$—	$4.0
Commodity contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.1)	—	0.1
Total Liabilities	$11.6	$—	$11.6	$(7.4)	$—	$4.2

NOTE 18 - FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI in the Consolidated Balance Sheets.  In addition, the Company has recognized certain liabilities at fair value. The Company applies the market approach for recurring fair value measurements. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,525.7 million and $1,522.2 million, respectively, at December 31, 2016.  At December 31, 2015, the Company estimated the fair value and carrying value was $1,160.7 million and $1,150.2 million, respectively.  The interest rate on the $450.0 million Senior Notes is a fixed rate of 4.1% and the fair value is based on interest rates at December 31, 2016. For additional details on interest rates of long term debt, please see Note 12, Financing Arrangements. The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2016 and 2015, which are classified as Cash and cash equivalents, Prepaid expenses and other current assets, Other noncurrent assets, net, Accrued liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	14.7	—	14.7	—
Total assets	$14.7	$—	$14.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	2.5	—	2.5	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$10.6	$—	$3.0	$7.6

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign exchange forward contracts	35.9	—	35.9	—
Total assets	$36.0	$—	$36.0	$—

Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Commodity forward purchase contracts	0.1	—	0.1	—
Foreign exchange forward contracts	10.3	—	10.3	—
Long-term debt	45.1	—	45.1	—
Total liabilities	$56.7	$—	$56.7	$—

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

The Company’s Level 3 liabilities at December 31, 2016 are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)

Balance, February 29, 2016	$7.1
Unrealized gain:
Reported in Other expense (income), net	0.7
Effect of exchange rate changes	(0.2)
Balance at December 31, 2016	$7.6

There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2016 and 2015.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles machinery, equipment and certain office, warehouse and manufacturing facilities under non-cancelable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $33.3 million, $30.4 million and $37.4 million for 2016, 2015 and 2014, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in millions)

2017	$37.0
2018	25.4
2019	19.3
2020	15.7
2021	13.8
2022 and thereafter	26.1
$137.3

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint sought a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The certified class is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case went to trial in September 2013, and on January 22, 2014, the San Francisco Superior Court issued its decision in the Company’s favor, rejecting all of the plaintiffs’ claims. The plaintiffs have appealed the Superior Court’s decision, and the appeal is now pending. The Company is defending against this appeal.

On December 12, 2006, Carole Hildebrand, DDS, and Robert Jaffin, DDS, filed a Complaint in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The same law firm that filed the Weinstat case in California filed this case.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from alleged misrepresentations about the potential uses of the product because the Company cannot assure the delivery of potable or sterile water through the device. The Court granted the Company’s Motion for Dismissal of the case for lack of jurisdiction. Following that dismissal, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations. The plaintiffs moved to have the case certified as a class action and the Company objected. The Court granted the Company’s Motion to Dismiss plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim. The Court subsequently denied the Company’s Motion for Summary Judgment on the express warranty claim.  The Court held hearings during 2016 on plaintiffs’ class certification motion.  The Court has not scheduled further hearings in the matter and the Company is awaiting a ruling on the class certification motion by the Court.

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

While the Company maintains general, product, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses.  In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

Purchase and Other Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. These commitments may have a significant impact on levels of inventory maintained by the Company.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY SIRONA INC.
Quarterly Financial Information (Unaudited)
(in millions, except per share amounts)

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter	Rounding and Other(b)	Total Year

2016

Net sales	$772.6	$1,022.0	$954.2	$996.5	$—	$3,745.3
Gross profit	418.9	526.9	513.6	541.5	—	2,000.9
Operating income	72.7	121.2	126.6	134.2	—	454.7
Net income attributable to
Dentsply Sirona	125.0	105.4	92.5	107.0	—	429.9

Earnings per common share - basic	$0.72	$0.45	$0.40	$0.46	$(0.06)	$1.97

Earnings per common share - diluted	$0.70	$0.44	$0.39	$0.46	$(0.05)	$1.94

Cash dividends declared per common share	$0.0775	$0.0775	$0.0775	$0.0775	$—	$0.3100

2015

Net sales	$656.3	$698.0	$648.9	$671.1	$—	$2,674.3
Gross profit	373.4	399.7	369.4	374.7	—	1,517.2
Operating income	97.7	85.8	98.6	93.1	—	375.2
Net income attributable to
Dentsply Sirona	64.0	44.1	84.5	58.6	—	251.2

Earnings per common share - basic	$0.46	$0.32	$0.60	$0.42	$(0.01)	$1.79

Earnings per common share - diluted	$0.45	$0.31	$0.59	$0.41	$—	$1.76

Cash dividends declared per common share	$0.0725	$0.0725	$0.0725	$0.0725	$—	$0.2900
(a) Includes the results of operations for Sirona for the period February 29, 2016 through March 31, 2016
(b) During the March 31, 2016 quarter, the Company issued 101.8 million shares related to the Merger. As a result, the calculation of the weighted average share count was lower in the March 31, 2016 quarter as compared to the weighted average share count for the year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA INC.

By:	/s/	Jeffrey T. Slovin
Jeffrey T. Slovin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/	Jeffrey T. Slovin	March 1, 2017
	Jeffrey T. Slovin	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Ulrich Michel	March 1, 2017
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Bret W. Wise	March 1, 2017
	Bret W. Wise	Date
Chairman of the Board of Directors

/s/	Dr. Michael C. Alfano	March 1, 2017
	Dr. Michael C. Alfano	Date
Director

/s/	David K. Beecken	March 1, 2017
	David K. Beecken	Date
Director

/s/	Eric K. Brandt	March 1, 2017
	Eric K. Brandt	Date
Director

/s/	Michael J. Coleman	March 1, 2017
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	March 1, 2017
	Willie A. Deese	Date
Director

/s/	Harry M. Jansen Kraemer, Jr.	March 1, 2017
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Thomas Jetter	March 1, 2017
	Thomas Jetter	Date
Director

/s/	Arthur D. Kowaloff	March 1, 2017
	Arthur D. Kowaloff	Date
Director

/s/	Francis J. Lunger	March 1, 2017
	Francis J. Lunger	Date
Director