Form 10-Q
period 2017-03-31
DENTSPLY SIRONA Inc.
filed 2017-05-10
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

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

Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
May 5, 2017, DENTSPLY SIRONA Inc. had 229,229,908 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$900.5	$772.6
Cost of products sold	408.5	353.7

Gross profit	492.0	418.9
Selling, general and administrative expenses	404.7	342.1
Restructuring and other costs	3.1	4.1

Operating income	84.2	72.7

Other income and expenses:
Interest expense	9.3	9.2
Interest income	(0.7)	(0.5)
Other expense (income), net	(1.0)	(3.4)

Income before income taxes	76.6	67.4
Provision (benefit) for income taxes	16.9	(57.9)

Net income	59.7	125.3

Less: Net (loss) income attributable to noncontrolling interests	(0.1)	0.3

Net income attributable to Dentsply Sirona	$59.8	$125.0

Earnings per common share attributable to Dentsply Sirona:
Basic	$0.26	$0.72
Diluted	$0.26	$0.70

Weighted average common shares outstanding:
Basic	230.1	174.8
Diluted	234.0	178.4
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$59.7	$125.3

Other comprehensive income (loss), net of tax:
Foreign currency translation gain	49.7	186.8
Net loss on derivative financial instruments	(3.3)	(24.8)
Pension liability gain	1.2	0.9
Total other comprehensive income (loss), net of tax	47.6	162.9

Total comprehensive income	107.3	288.2

Less: Comprehensive (loss) income attributable
to noncontrolling interests	(0.2)	0.4

Comprehensive income attributable to Dentsply Sirona	$107.5	$287.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$363.3	$383.9
Accounts and notes receivables-trade, net	598.6	636.0
Inventories, net	565.1	517.1
Prepaid expenses and other current assets, net	193.6	173.5

Total Current Assets	1,720.6	1,710.5

Property, plant and equipment, net	807.1	799.8
Identifiable intangible assets, net	2,955.1	2,957.6
Goodwill, net	5,958.2	5,952.0
Other noncurrent assets, net	153.0	107.7

Total Assets	$11,594.0	$11,527.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$258.4	$223.0
Accrued liabilities	424.3	462.7
Income taxes payable	42.1	60.8
Notes payable and current portion of long-term debt	22.7	21.1

Total Current Liabilities	747.5	767.6

Long-term debt	1,528.1	1,511.1
Deferred income taxes	753.2	723.5
Other noncurrent liabilities	401.6	399.5

Total Liabilities	3,430.4	3,401.7

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	2.6
400.0 million shares authorized at March 31, 2017 and December 31, 2016, respectively
264.5 million shares issued at March 31, 2017 and December 31, 2016, respectively
229.9 million and 230.1 million shares outstanding at March 31, 2017 and December 31, 2016, respectively
Capital in excess of par value	6,516.2	6,516.7
Retained earnings	3,986.4	3,948.0
Accumulated other comprehensive loss	(658.0)	(705.7)
Treasury stock, at cost, 34.6 million and 34.4 million shares at March 31, 2017 and December 31, 2016, respectively	(1,695.0)	(1,647.3)
Total Dentsply Sirona Equity	8,152.2	8,114.3

Noncontrolling interests	11.4	11.6

Total Equity	8,163.6	8,125.9

Total Liabilities and Equity	$11,594.0	$11,527.6
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$59.7	$125.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.9	23.5
Amortization of intangible assets	45.2	21.8
Amortization of deferred financing costs	0.7	1.1
Deferred income taxes	9.8	(80.4)
Stock based compensation expense	10.8	4.8
Restructuring and other costs - non-cash	0.6	2.6
Stock option income tax benefit	—	(8.4)
Other non-cash income	(14.4)	(3.4)
Loss on disposal of property, plant and equipment	0.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	46.2	(67.1)
Inventories, net	(38.3)	8.6
Prepaid expenses and other current assets, net	(9.2)	(16.9)
Other noncurrent assets, net	(14.4)	(2.4)
Accounts payable	23.4	1.2
Accrued liabilities	(36.0)	(15.5)
Income taxes	(31.4)	(1.1)
Other noncurrent liabilities	(1.4)	7.0

Net cash provided by operating activities	82.5	0.7

Cash flows from investing activities:

Capital expenditures	(31.1)	(20.8)
Cash assumed in Merger	—	522.3
Cash and deposits paid for acquisitions of businesses, net of cash acquired	(9.1)	(0.4)
Cash received from sale of business or product line	—	2.4
Cash received on derivatives contracts	2.4	5.7
Cash paid on derivatives contracts	—	(3.5)
Expenditures for identifiable intangible assets	(4.8)	—
Purchase of short-term investments	(0.1)	—
Purchase of Company-owned life insurance policies	—	(1.7)
Proceeds from sale of property, plant and equipment, net	1.6	0.4

Net cash (used in) provided by investing activities	(41.1)	504.4

Cash flows from financing activities:

Increase (decrease) in short-term borrowings	1.3	(2.1)
Cash paid for treasury stock	(77.9)	(428.8)
Cash dividends paid	(18.0)	(10.1)
Proceeds from long-term borrowings	3.0	79.9
Repayments on long-term borrowings	(5.4)	(127.5)
Proceeds from exercised stock options	29.4	7.4
Excess tax benefits from stock based compensation	—	8.4

Net cash used in financing activities	(67.6)	(472.8)

Effect of exchange rate changes on cash and cash equivalents	5.6	6.2

Net (decrease) increase in cash and cash equivalents	(20.6)	38.5

Cash and cash equivalents at beginning of period	383.9	284.6

Cash and cash equivalents at end of period	$363.3	$323.1

Schedule of non-cash investing activities:
Merger financed by common stock	$—	$6,256.2
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	125.0	—	—	125.0	0.3	125.3

Other comprehensive income	—	—	—	162.8	—	162.8	0.1	162.9

Common stock issuance related to Merger	1.0	6,253.4				6,254.4	1.8	6,256.2
Exercise of stock options	—	(1.6)	—	—	9.0	7.4	—	7.4
Tax benefit from stock options exercised	—	8.4	—	—	—	8.4	—	8.4
Stock based compensation expense	—	4.8	—	—	—	4.8	—	4.8
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(500.0)	(500.0)	—	(500.0)
RSU distributions	—	(15.4)	—	—	8.4	(7.0)	—	(7.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0775 per share)	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balance at March 31, 2016	$2.6	$6,489.7	$3,697.5	$(431.2)	$(1,376.8)	$8,381.8	$3.6	$8,385.4

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net income	—	—	59.8	—	—	59.8	(0.1)	59.7

Other comprehensive income	—	—	—	47.7	—	47.7	(0.1)	47.6

Exercise of stock options	—	4.9	—	—	24.5	29.4	—	29.4
Stock based compensation expense	—	10.8	—	—	—	10.8	—	10.8
Reclassification on adoption of ASU No. 2016-09 (see Note 1)	—	1.0	(1.0)	—	—	—	—	—
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(84.6)	(84.6)	—	(84.6)
RSU distributions	—	(20.7)	—	—	9.1	(11.6)	—	(11.6)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2017	$2.6	$6,516.2	$3,986.4	$(658.0)	$(1,695.0)	$8,152.2	$11.4	$8,163.6

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and Subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2016.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. (the “Merger”). See Note 5, Business Combinations, for additional information about the Merger.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2016, except as may be indicated below:

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $20.6 million at March 31, 2017 and $22.7 million at December 31, 2016.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At March 31, 2017 and December 31, 2016, the fair value of the direct investment was $55.6 million and $63.4 million.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on January 1, 2018. The Company has completed its analysis of revenue areas that will be impacted by the adoption of this standard. The primary areas affected are the Company’s promotional and customer loyalty programs. The Company is currently gathering and assessing the financial impact this standard will have on its financial position, results of operations, cash flows and disclosures. The Company is also in the process of implementing changes to systems, processes and internal controls to meet the standard update to reporting and disclosure requirements. The Company has not made a decision on the transition method of adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This accounting standard requires that an entity measure inventory at the lower of cost and net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the Last In First Out (“LIFO”) and retail inventory methods of accounting for inventory. Prospective application is required for presentation purposes. The Company adopted this accounting standard for the quarter ended March 31, 2017. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This accounting standard seeks to simplify the accounting related to deferred income taxes. Current US GAAP requires an entity to separate deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) into current and noncurrent amounts for each tax jurisdiction based on the classification of the related asset or liability for financial reporting. DTAs and DTLs not related to assets and liabilities for financial reporting are classified based on the expected reversal date. The new standard requires DTAs or DTLs for each tax jurisdictions to be classified as noncurrent in a classified statement of financial position. The Company adopted this accounting standard for the quarter ended March 31, 2017, applying retrospective application to the December 31, 2016, Consolidated Balance Sheet presented in this Form 10-Q. The adoption of this standard is reflected below in the summary of the classification adjustments by financial statement line item:

(in millions)
		December 31, 2016		December 31, 2016
	Deferred Tax Assets	As Reported	Classification	Adjusted
Consolidated Balance Sheet Item	and Liabilities	Balance	Adjustment	Balance
Prepaid expenses and other current assets	Current DTAs	$345.6	$(172.1)	$173.5
Other noncurrent assets, net	Noncurrent DTAs	64.1	43.6	107.7
Income taxes payable	Current DTLs	64.2	(3.4)	60.8
Deferred income taxes	Noncurrent DTLs	848.6	(125.1)	723.5
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This accounting standard seeks to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information as well as to improve and achieve convergence of the FASB and International Accounting Standards Board (“IASB”) standards on the accounting for financial instruments. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. It also requires enhanced disclosures about those investments and reduces the number of items that are recognized in other comprehensive income. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2017 and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard may have on its financial position, results of operations, cash flows and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases in the balance sheet. This standard also provides guidance from the lessees prospective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This accounting standard seeks to simplify the accounting for all entities that issue stock-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company adopted this accounting standard for the quarter ended March 31, 2017, and as a result, the Company recorded $6.3 million of excess tax benefit related to employee share-based compensation as a component of income tax expense which impacted the current year tax provision. The Company elected to record forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures. As result of election to actual-basis forfeitures, the Company recorded a cumulative-effect adjustment of $1.0 million, net of tax, to “Capital in Excess of Par Value” and “Retained Earnings” in the Consolidated Statements of Changes in Equity related to prior year’s estimated forfeitures. In addition, the Company elected to adopt the cash flow classification of excess tax benefits on a prospective basis. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows.” This accounting standard seeks to clarify the presentation of eight specific cash flow issues in order to reduce diversity in practice. The topics of clarification include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently assessing the impact that this standard will have on the presentation of its Consolidated Statements of Cash Flows.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes.” This accounting standard seeks to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to a third party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in US GAAP. ASU No. 2016-16 eliminates this exception. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles, Goodwill and Other.” This newly issued accounting standard seeks to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which requires business to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date. Under this amendment, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are required for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments in this update should be applied prospectively. As permitted by the accounting standard, the Company early adopted this accounting standard during the three months ended March 31, 2017. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits.” This newly issued accounting standard is primarily intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this update require an employer to report the service cost component of net periodic benefit cost in operating income, while the interest cost, amortization, return on assets and any settlement or curtailment expense will be reported below operating income. More specifically, the service cost will be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employee during the period. The amendments in this update are required for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The amendments in this update should be applied retrospectively for the presentation of the components of net periodic benefit cost and net periodic postretirement benefit cost in the income statement. The Company is currently assessing the impact that this standard will have on its results of operations and disclosures.
NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2017 and 2016.

	Three Months Ended
(in millions)	2017	2016

Stock option expense	$2.7	$2.1
RSU expense	7.7	2.4
Total stock based compensation expense	$10.4	$4.5

Related deferred income tax benefit	$3.3	$1.3

For the three months ended March 31, 2017 and 2016, stock compensation expense of $10.4 million and $4.5 million, respectively, was recorded in the Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, $10.1 million and $4.4 million, respectively, was recorded in Selling, general and administrative expense and $0.3 million and $0.1 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax, for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in millions)	2017	2016

Foreign currency translation gains	$59.3	$198.4
Foreign currency translation loss on hedges of net investments	(9.5)	(11.7)

These amounts are recorded in Accumulated other comprehensive loss (“AOCI”), net of any related tax adjustments. At March 31, 2017 and December 31, 2016, the cumulative tax adjustments were $176.3 million and $166.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $353.2 million and $412.4 million at March 31, 2017 and December 31, 2016, respectively, and cumulative losses on loans designated as hedges of net investments of $87.5 million and $78.1 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2017 and 2016:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	40.2	(1.7)	(1.9)	—	36.6
Tax (expense) benefit	9.6	0.6	(0.3)	—	9.9
Other comprehensive income (loss), net of tax, before reclassifications	49.8	(1.1)	(2.2)	—	46.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	1.2	1.2
Net increase (decrease) in other comprehensive income	49.8	(1.1)	(2.2)	1.2	47.7
Balance, net of tax, at March 31, 2017	$(440.7)	$(4.3)	$(119.0)	$(94.0)	$(658.0)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive (loss) income before reclassifications and tax impact	183.3	(6.5)	(30.4)	—	146.4
Tax (expense) benefit	8.3	2.3	11.7	—	22.3
Other comprehensive (loss) income, net of tax, before reclassifications	191.6	(4.2)	(18.7)	—	168.7
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(4.9)	(1.9)	—	0.9	(5.9)
Net (decrease) increase in other comprehensive income	186.7	(6.1)	(18.7)	0.9	162.8
Balance, net of tax, at March 31, 2016	$(214.5)	$(7.3)	$(128.9)	$(80.5)	$(431.2)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
	2017	2016

Gain and (loss) on derivative financial instruments:
Interest rate swaps	$(0.8)	$(1.1)	Interest expense
Foreign exchange forward contracts	0.5	3.1	Cost of products sold
Foreign exchange forward contracts	—	0.1	SG&A expenses
Commodity contracts	—	(0.2)	Cost of products sold
Net (loss) gain before tax	(0.3)	1.9
Tax impact	—	—	Provision (benefit) for income taxes
Net (loss) gain after tax	$(0.3)	$1.9

Realized foreign currency gain on sale of foreign subsidiary:
Foreign currency translation adjustment	$—	$4.9	Other expense (income), net

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of net actuarial losses	$(1.7)	$(1.3)	(a)
Net loss before tax	(1.7)	(1.3)
Tax impact	0.5	0.4	Provision (benefit) for income taxes
Net loss after tax	$(1.2)	$(0.9)

Total reclassifications for the period	$(1.5)	$5.9
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended March 31, 2017 and 2016 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

Basic Earnings Per Common Share Computation	Three Months Ended
(in millions, except per share amounts)	2017	2016

Net income attributable to Dentsply Sirona	$59.8	$125.0

Weighted average common shares outstanding	230.1	174.8

Earnings per common share - basic	$0.26	$0.72

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income attributable to Dentsply Sirona	$59.8	$125.0

Weighted average common shares outstanding	230.1	174.8
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	3.9	3.6
Total weighted average diluted shares outstanding	234.0	178.4

Earnings per common share - diluted	$0.26	$0.70

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.8 million and 0.9 million shares of common stock that were outstanding during the three months ended March 31, 2017 and 2016, respectively, because their effect would be antidilutive.

NOTE 5 – BUSINESS COMBINATIONS

On February 29, 2016, DENTSPLY merged with Sirona in an all-stock transaction and the registrant was renamed DENTSPLY SIRONA Inc. During the three months ended March 31, 2017, the Company finalized the valuation analysis of identifiable assets acquired and liabilities assumed and allocated the consideration based on the final fair values of those identifiable assets acquired and liabilities assumed related to the Merger.

The following table summarizes the final fair value of identifiable assets acquired and liabilities assumed at the date of the Merger:

(in millions)

Cash and cash equivalents	$522.3
Trade receivables	143.0
Inventory	220.7
Prepaid expenses and other current assets	111.1
Property, plant and equipment	237.1
Identifiable intangible assets	2,435.0
Goodwill	3,758.1
Other long-term assets	6.9
Total assets	7,434.2
Accounts payable	68.0
Other current liabilities	197.9
Debt	57.5
Deferred income taxes	749.1
Other long-term liabilities	95.3
Total liabilities	1,167.8
Noncontrolling interest	10.2
Total identifiable net assets	$6,256.2

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

The $3,758.1 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company.  Goodwill of $3,645.4 million has been assigned to the Company's Technologies segment and $112.7 million has been assigned to the Company’s Dental and Healthcare Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $229.1 million and operating income of $22.5 million to the Company's Consolidated Statements of Operations during the period from January 1, 2017 to March 31, 2017, which is primarily included in the Technologies segment. For the three months ended March 31, 2016, Sirona contributed net sales of $120.1 million and operating income of $28.1 million for the period February 29, 2016 to March 31, 2016, which is primarily included in the Technologies segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The following unaudited pro forma financial information for the three months ended March 31, 2016, has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Merger occurred on January 1, 2015, nor are they indicative of any future results.

Pro forma - unaudited
Three Months Ended
(in millions, except per share amount)	March 31, 2016

Net sales	$940.2
Net income attributable to Dentsply Sirona	$93.7
Diluted earnings per common share	$0.39

The pro forma financial information is based on the Company's assignment of consideration given and therefore subject to adjustment. These pro forma amounts were calculated after applying the Company’s accounting policies and adjusting Sirona’s results to reflect adjustments that are directly attributable to the Merger. These adjustments mainly include additional intangible asset amortization, depreciation, inventory fair value adjustments, transaction costs and taxes that would have been charged assuming the fair value adjustments had been applied from January 1, 2015, together with the consequential tax effects at the statutory rate. Pro forma results do not include any anticipated synergies or other benefits of the Merger.

Subsequent to the quarter ended March 31, 2017, the Company acquired RTD, a privately-held France-based manufacturer of endodontic posts.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 92% of net sales for the three months ended March 31, 2017 and 91% of net sales for the three months ended March 31, 2016.

The operating businesses are combined into two operating groups, which generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K, in the summary of significant accounting policies.

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

The following tables set forth information about the Company’s segments for the three months ended March 31, 2017 and 2016:

Third Party Net Sales

	Three Months Ended
(in millions)	2017	2016

Dental and Healthcare Consumables	$511.2	$488.8
Technologies	389.3	283.8
Total net sales	$900.5	$772.6

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in millions)	2017	2016

Dental and Healthcare Consumables	$500.2	$470.9
Technologies	389.2	283.6
Total net sales, excluding precious metal content	889.4	754.5
Precious metal content of sales	11.1	18.1
Total net sales, including precious metal content	$900.5	$772.6

Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2017	2016

Dental and Healthcare Consumables	$136.5	$130.8
Technologies	54.0	53.8
Segment adjusted operating income before income taxes and interest	190.5	184.6

Reconciling items (income) expense:
All Other (a)	56.5	85.2
Restructuring and other costs	3.1	4.1
Interest expense	9.3	9.2
Interest income	(0.7)	(0.5)
Other expense (income), net	(1.0)	(3.4)
Amortization of intangible assets	45.2	21.8
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.5	0.8
Income before income taxes	$76.6	$67.4
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2017 and December 31, 2016 were $8.8 million and $8.6 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2017 and December 31, 2016 by $6.9 million and $6.8 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	March 31, 2017	December 31, 2016

Finished goods	$343.5	$311.3
Work-in-process	85.6	77.1
Raw materials and supplies	136.0	128.7
Inventories, net	$565.1	$517.1

The inventory valuation reserves were $39.6 million and $37.5 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three months ended March 31, 2017 and 2016:

Defined Benefit Plans	Three Months Ended
(in millions)	2017	2016

Service cost	$3.8	$3.8
Interest cost	1.7	1.8
Expected return on plan assets	(1.1)	(1.2)
Amortization of net actuarial loss	1.6	1.2
Net periodic benefit cost	$6.0	$5.6

Other Postemployment Benefit Plans	Three Months Ended
(in millions)	2017	2016

Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit cost	$0.3	$0.3

The following sets forth the information related to the contributions to the Company’s benefit plans for 2017:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through March 31, 2017	$2.9	$0.1
Projected contributions for the remainder of the year	11.4	0.6
Total projected contributions	$14.3	$0.7

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2017 and 2016, the Company recorded net restructuring costs and other costs of $3.1 million and $4.1 million, respectively. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities in the Consolidated Balance Sheets.

At March 31, 2017, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$20.6	$8.2	$—	$28.8
Provisions	0.4	(0.1)	0.7	1.0
Amounts applied	(2.5)	(1.4)	(0.2)	(4.1)
Change in estimates	(0.5)	(0.1)	—	(0.6)
Balance at March 31, 2017	$18.0	$6.6	$0.5	$25.1

	Lease/Contract Terminations
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$2.7	$0.3	$—	$3.0
Provisions	0.5	—	0.1	0.6
Amounts applied	(0.6)	(0.1)	(0.1)	(0.8)
Balance at March 31, 2017	$2.6	$0.2	$—	$2.8

	Other Restructuring Costs
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$0.5	$0.2	$—	$0.7
Provisions	0.3	0.5	—	0.8
Amounts applied	(0.2)	(0.5)	—	(0.7)
Change in estimate	0.5	—	—	0.5
Balance at March 31, 2017	$1.1	$0.2	$—	$1.3

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2016	Provisions	Amounts Applied	Change in Estimates	March 31, 2017

Dental and Healthcare Consumables	$27.9	$1.8	$(5.0)	$—	$24.7
Technologies	4.5	0.4	(0.5)	(0.1)	4.3
All Other	0.1	0.2	(0.1)	—	0.2
Total	$32.5	$2.4	$(5.6)	$(0.1)	$29.2

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the cost of these initiatives to be approximately $89.0 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2017 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$293.8	$223.5
Interest rate swaps	112.8	—
Total derivative instruments designated as cash flow hedges	$406.6	$223.5

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs, Japanese Yen and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2017, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

Commodity Risk Management

The Company enters into precious metal commodity swap contracts to effectively fix certain variable raw material costs typically for up to 18 months. These swaps are used to stabilize the cost of components used in the production of certain products. The Company generally accounts for the commodity swaps as cash flow hedges in the same manner as described above in foreign exchange risk management.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2017 and 2016:

	March 31, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(0.8)	$—
Foreign exchange forward contracts	(1.5)	Cost of products sold	0.5	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$(1.7)		$(0.3)	$(0.3)

	March 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.2)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(4.9)	Cost of products sold	3.1	—
Foreign exchange forward contracts	(0.3)	SG&A expenses	0.1	—
Commodity contracts	(0.1)	Cost of products sold	(0.2)	—
Total for cash flow hedging	$(6.5)		$1.9	$—

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At March 31, 2017, the Company expects to reclassify $0.2 million of deferred net gains on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at March 31, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$64.5	$64.5

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended March 31, 2017 and 2016:

	March 31, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(1.9)	Other expense (income), net	$0.5
Total for net investment hedging	$(1.9)		$0.5

	March 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(30.4)	Other expense (income), net	$2.6
Total for net investment hedging	$(30.4)		$2.6

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$356.9	$356.9
Interest rate swaps	0.8	0.8
Total for instruments not designated as hedges	$357.7	$357.7

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three months ended March 31, 2017 and 2016:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2017	2016

Foreign exchange forward contracts (a)	Other expense (income), net	$(2.8)	$(16.4)
Total for instruments not designated as hedges		$(2.8)	$(16.4)
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

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$7.2	$0.2	$1.1	$0.1
Interest rate swaps	—	—	0.2	0.2
Total	$7.2	$0.2	$1.3	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.8	$—	$3.7	$—
Total	$1.8	$—	$3.7	$—

	December 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$12.8	$0.6	$1.0	$—
Interest rate swaps	—	—	0.2	0.3
Total	$12.8	$0.6	$1.2	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.3	$—	$1.5	$—
Total	$1.3	$—	$1.5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9.2	$—	$9.2	$(2.7)	$—	$6.5
Total Assets	$9.2	$—	$9.2	$(2.7)	$—	$6.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$4.9	$—	$4.9	$(2.5)	$—	$2.4
Interest rate swaps	0.4	—	0.4	(0.2)	—	0.2
Total Liabilities	$5.3	$—	$5.3	$(2.7)	$—	$2.6

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$(2.8)	$—	$11.9
Total Assets	$14.7	$—	$14.7	$(2.8)	$—	$11.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
Interest rate swaps	0.5	—	0.5	(0.3)	—	0.2
Total Liabilities	$3.0	$—	$3.0	$(2.8)	$—	$0.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,551.7 million and $1,539.2 million, respectively at March 31, 2017.  At December 31, 2016, the Company estimated the fair value and carrying value, including the current portion, was $1,525.7 million and $1,522.2 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016, which are classified as Cash and cash equivalents, Prepaid expenses and other current assets, net, Other noncurrent assets, net, Accrued liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$9.2	$—	$9.2	$—
Total assets	$9.2	$—	$9.2	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	4.9	—	4.9	—
Contingent considerations on acquisitions	7.9	—	—	7.9
Total liabilities	$13.2	$—	$5.3	$7.9

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	14.7	—	14.7	—
Total assets	$14.7	$—	$14.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	2.5	—	2.5	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$10.6	$—	$3.0	$7.6

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks. The Company utilizes commodity contracts, interest rate swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs forward exchange contracts that are considered hedges of net investment in foreign operations. Designated derivative instruments are further discussed in Note 10, Financial Instruments and Derivatives.

The Company’s Level 3 liabilities at March 31, 2017 and December 31, 2016 are related to earn-out obligations on prior acquisitions. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance at December 31, 2016	$7.6
Unrealized gain:
Reported in Other expense (income), net	0.2
Effect of exchange rate changes	0.1
Balance at March 31, 2017	$7.9

For the three months ended March 31, 2017, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the quarter, the Company recorded $6.3 million of excess tax benefit related to employee share-based compensation, $12.2 million of tax expense related to enacted statutory rate changes and $1.4 million of tax benefit for other discrete tax matters.

In the first quarter of 2016, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $76.1 million, resulting from the Merger. The Company also recorded $4.1 million of tax expense related to other discrete tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2017, the Company was in compliance with all debt covenants.

At March 31, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

At March 31, 2017, the Company had $541.0 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2016	$1,091.2	$4,860.8	$5,952.0
Adjustments of provisional amounts on prior acquisitions	(24.3)	4.6	(19.7)
Effects of exchange rate changes	9.3	16.6	25.9
Balance at March 31, 2017	$1,076.2	$4,882.0	$5,958.2
Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,203.5	$(204.1)	$999.4	$1,189.5	$(177.3)	$1,012.2
Trademarks	66.6	(40.2)	26.4	65.3	(38.7)	26.6
Licensing agreements	29.5	(23.6)	5.9	33.5	(26.7)	6.8
Customer relationships	1,022.1	(200.7)	821.4	1,004.8	(181.2)	823.6
Total definite-lived	$2,321.7	$(468.6)	$1,853.1	$2,293.1	$(423.9)	$1,869.2

Indefinite-lived Trademarks and In-process R&D	$1,102.0	$—	$1,102.0	$1,088.4	$—	$1,088.4

Total identifiable intangible assets	$3,423.7	$(468.6)	$2,955.1	$3,381.5	$(423.9)	$2,957.6

Three reporting units, all components of the Technologies operating segment, and one reporting unit, a component of the Dental and Healthcare Consumables operating segment, were created as a result of the Merger. At the date of the Merger, the fair value of the businesses equaled book value with goodwill for the reporting units totaling $3,758.1 million. Given the limited time since the Merger date, the reporting units’ fair values approximate the book values of the reporting units at March 31, 2017. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill may not be recoverable.

At March 31, 2017, indefinite-lived assets recorded on three reporting units, all within the Technologies operating segment, and indefinite-lived assets recorded on one reporting unit within the Dental and Healthcare Consumables operating segment, were identified and fair valued as a result of the Merger. At the date of the Merger, the fair value of the indefinite-lived assets equaled book value totaling $905.0 million. Given the limited time since the Merger date, the indefinite-lived asset’s fair values approximate the book values. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s indefinite-lived assets may not be recoverable.

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

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On September 1, 2016, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations was tolled until May 1, 2017. The Company's discussions with OFAC to resolve this matter are ongoing.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “will,” “expect,” “anticipate,” “plan,” “intend,” “project,” “forecast,” or other similar words. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future are forward-looking statements. Statements contained in this report are based on information presently available to the Company and assumptions that the Company believes to be reasonable. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company’s Form 10-K for the year ended December 31, 2016 and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company is not assuming any duty to update this information if those facts change or if the assumptions are no longer believed to be reasonable. Investors are cautioned that all such statements involve risks and uncertainties, and important factors could cause actual events or results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. (the “Merger”). See Note 5, Business Combinations, for additional information about the Merger.

References to the “Combined Businesses” are included below to provide comparisons of net sales performance year over year as if the businesses were combined on January 1, 2016.

OVERVIEW

Highlights

•
For the three months ended March 31, 2017, the Company reported a sales increase of 16.6%, which primarily reflects the impact of consolidating two additional months of Sirona’s revenues in 2017 compared with 2016. For the three month period ended March 31, 2017, sales of our Combined Businesses declined 2.2% on a constant currency basis and internal growth was negative 4.7%, which was unfavorably impacted by approximately $40 million as a result of quarter-over-quarter net changes in equipment inventory levels at certain distributors in North America and Europe related to the transition in distribution strategy in North America (see “Business Drivers” under this section for further detail). Inventory held by these distributors increased during the first quarter of 2016 by approximately $27 million and decreased during the first quarter of 2017 by approximately $13 million.

•
On a geographic basis, the Combined Businesses generated constant currency sales growth of 5.3% in Europe, negative 2.4% in the Rest of World region and negative 10.0% in the United States for the three month period ended March 31, 2017.

•
First quarter 2017 earnings per diluted share of $0.26 declined 62.9% compared to $0.70 in the first quarter of 2016, which largely reflects the tax benefit recorded in the first quarter of 2016, the higher weighted average common shares outstanding in the first quarter of 2017 as a result of the Merger, lower sales and gross profit associated with quarter-over-quarter net equipment inventory changes at certain distributors, partially offset by the impact of consolidating two additional months of Sirona’s results. On an adjusted basis (a non-US GAAP measure), first quarter 2017 earnings per diluted share was $0.49 a decline from $0.69 in the first quarter of 2016.

•
During the quarter ended March 31, 2017, the Company repurchased approximately 1.4 million common shares for $84.6 million. Since the Merger in February 2016, the Company has deployed cash in excess of $1 billion as it returned cash to shareholders through common share repurchases and dividends, as well as strengthened the business through acquisitions.

Company Profile

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with over a century of innovation and service to the dental industry and patients worldwide.  Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company™, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s global headquarters is located in York, Pennsylvania, and the international headquarters is based in Salzburg, Austria. The Company’s shares are listed in the United States on NASDAQ under the symbol XRAY.

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

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted at the U.S. dollar to local currency foreign exchange rate for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal” sales growth as constant currency sales growth excluding the impacts of net acquisitions and divestitures, Merger accounting impacts and discontinued products.

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

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the cost of these initiatives to be approximately $89 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental, healthcare consumable and dental technology products, they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities as well as changes in inventory levels at distributors contribute to this fluctuation. The Company typically implements most of its price increases in October or January of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels in excess of retail demand. These net inventory changes have impacted the Company’s consolidated net sales and net income in the past, and may continue to do so in the future, over a given period or multiple periods. In addition, the Company may from time to time, engage in new distributor relationships that could cause quarterly fluctuations of consolidated net sales and net income. Distributor inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history. Any of these fluctuations could be material to the Company’s consolidated financial statements.

The Company has two exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the marketing and sales of certain legacy Sirona products and equipment in the United States and Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter 2016, the decision not to extend the exclusivity beyond September 2017 was announced. The Company’s relationship with Patterson remains strong as the Company recently entered into a new three-year agreement with Patterson to continue to distribute the Company’s equipment lines in the United States on a non-exclusive basis. Year-over-year, changes in Patterson inventory negatively impacted the Company’s reported sales in the first quarter of 2017 by approximately $35 million. Inventory held by Patterson increased during the first quarter of 2016 by approximately $26 million, aligned with their typical purchasing ahead of their year-end and in an effort to meet minimum purchase targets required in order to maintain exclusivity. Inventory held by Patterson decreased during the first quarter of 2017 by approximately $9 million. The Company expects Patterson to continue to reduce their inventory of the Company’s equipment by an additional $50 to $60 million in the aggregate in the second and third quarters of 2017. The Company also recently entered into a new non-exclusive three-year agreement with Henry Schein, Inc. for distribution of the Company’s equipment lines in the United States. The agreement with Henry Schein is effective September 1, 2017. The Company believes that Henry Schein will begin to place initial stocking orders for the Company’s equipment products as early as in the second quarter 2017 and that such orders will continue through the balance of 2017. At this time, the Company believes that net changes in distributor inventories in North America will reduce the Company’s sales by $10 million to $20 million for the balance of 2017.

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

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the three months ended March 31, 2017, net sales, excluding precious metal content, were unfavorably impacted by approximately 1.6% and earnings per diluted common share by approximately $0.03 due to movements in foreign currency exchange rates when compared to the same period in 2016.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2017 COMPARED TO QUARTER ENDED MARCH 31, 2016

Net Sales

The discussion below summarizes the Company’s sales growth which excludes precious metal content, into the following components: (1) impact of the Merger; and (2) the results of the “Combined Businesses” as if the businesses were merged on January 1, 2016. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Net sales	$900.5	$772.6	$127.9	16.6%
Less: precious metal content of sales	11.1	18.1	(7.0)	(38.7%)
Net sales, excluding precious metal content	$889.4	$754.5	$134.9	17.9%

Net sales, excluding precious metal content, for the three months ended March 31, 2017 were $889.4 million, an increase of $134.9 million from the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $112.7 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016, and was unfavorably impacted by approximately $40 million as a result of quarter-over-quarter net changes in equipment inventory levels at certain distributors in North America and Europe related to the transition in distribution strategy in North America (see “Business Drivers” under this section for further detail).

Sales related to precious metal content declined 38.7% in the quarter as compared to the same period in 2016, which was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

For the three months ended March 31, 2017, sales of our Combined Businesses declined 2.2% on a constant currency basis. This includes a benefit of 2.5% from acquisitions, which results in negative internal sales growth of 4.7%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business is as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Net sales	$900.5	$772.6	$127.9	16.6%
Less: precious metal content of sales	11.1	18.1	(7.0)	(38.7%)
Net sales, excluding precious metal content	889.4	754.5	134.9	17.9%
Sirona net sales (a)	—	160.7	(160.7)	NM
Merger related adjustments (b)	1.5	8.8	(7.3)	NM
Elimination of intercompany net sales	—	(0.4)	0.4	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$890.9	$923.6	$(32.7)	(3.5%)
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

United States	$312.1	$278.4	$33.7	12.1%

Europe	364.1	299.9	64.2	21.4%

Rest of World	213.2	176.2	37.0	21.0%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region is as follows:

	Three Months Ended
	March 31, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$313.5	$372.7	$214.3	$900.5
Less: precious metal content of sales	1.4	8.6	1.1	11.1
Net sales, excluding precious metal content	312.1	364.1	213.2	889.4
Merger related adjustments (a)	1.5	—	—	1.5
Non-US GAAP combined business, net sales, excluding precious metal content	$313.6	$364.1	$213.2	$890.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

	Three Months Ended
	March 31, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$279.7	$311.2	$181.7	$772.6
Less: precious metal content of sales	1.3	11.3	5.5	18.1
Net sales, excluding precious metal content	278.4	299.9	176.2	754.5
Sirona net sales (a)	60.5	59.4	40.8	160.7
Merger related adjustments (b)	8.8	—	—	8.8
Elimination of intercompany net sales	(0.1)	(0.3)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$347.6	$359.0	$217.0	$923.6
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

United States

Reported net sales, excluding precious metal content, increased by 12.1% in the first quarter of 2017 as compared to the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $27.0 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016 as well as growth in the Dental and Healthcare Consumables segment during the first quarter of 2017.

For the three month period ended March 31, 2017, sales of our Combined Businesses declined 10.0% on a constant currency basis. This includes a benefit of 1.3% from acquisitions, which results in a negative internal sales growth rate of 11.3%. In connection with the transition of our distribution strategy in North America, net sales, excluding precious metal content, was unfavorably impacted by approximately $30 million as a result of changes in net equipment inventory levels at a certain distributor in the United States for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2017 (see “Business Drivers” under this section for further detail).

Europe

Reported net sales, excluding precious metal content, increased by 21.4% in the first quarter of 2017 as compared to the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $53.8 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016.

For the three month period ended March 31, 2017, sales of our Combined Businesses grew 5.3% on a constant currency basis. This includes a benefit of 3.1% from acquisitions, which results in internal growth of 2.2%. Net sales, excluding precious metal content, were negatively impacted by approximately 3.6% due to the strengthening of the U.S. dollar over the prior year period. In connection with the transition of our distribution strategy in North America, net sales, excluding precious metal content, was unfavorably impacted by approximately $5 million as a result of changes in net equipment inventory levels at a certain global distributor for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2017 (see “Business Drivers” under this section for further detail). Excluding this impact, internal sales growth in this region was primarily driven by higher demand in the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, increased by 21.0% in the first quarter of 2017 as compared to the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $31.9 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016.

For the three month period ended March 31, 2017, sales of our Combined Businesses declined 2.4% on a constant currency basis. This includes a benefit of 2.8% from acquisitions, which results in a negative internal sales growth rate of 5.2%. Net sales, excluding precious metal content, were positively impacted by approximately 50 basis points due to the weakening of the U.S. dollar over the prior year period. The negative growth was driven by lower demand in the Technologies segment. In connection with the transition of our distribution strategy in North America net sales, excluding precious metal content, was unfavorably impacted by approximately $5 million as a result of changes in net equipment inventory levels at a distributor in Canada for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2017 (see “Business Drivers” under this section for further detail).

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Gross profit	$492.0	$418.9	$73.1	17.5%

Gross profit as a percentage of net sales, including precious metal content	54.6%	54.2%
Gross profit as a percentage of net sales, excluding precious metal content	55.3%	55.5%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 20 basis points for the quarter ended March 31, 2017 as compared to the same three month period ended March 31, 2016.

Net reductions in merger and acquisition related expenses, such as inventory step up and intangible amortization largely offset a 170 basis points negative impact on gross profit margins from equipment. The timing of the merger favorably impacted gross profit margins in the March 31, 2016 quarter and the product mix from distributor equipment inventory reductions unfavorably impacted gross profit margins in the March 31, 2017 quarter. Savings from the Company’s global efficiency and integration program and favorable product pricing during the quarter ended March 31, 2017 compensated for negative foreign currency exchange impacts on gross profit margins.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$404.7	$342.1	$62.6	18.3%
Restructuring and other costs	3.1	4.1	(1.0)	(24.4%)

SG&A as a percentage of net sales, including precious metal content	44.9%	44.3%
SG&A as a percentage of net sales, excluding precious metal content	45.5%	45.3%

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended March 31, 2017 increased 20 basis points compared to the quarter ended March 31, 2016.

Net reductions in business combination related costs, partially offset by higher fair value adjustments and amortization of purchased intangible assets and similar items benefited the SG&A rate by 330 basis points. These benefits largely compensated for rate increases driven by lower revenues associated with equipment inventory reductions, biennial trade shows and other selling events as well as the effects of acquisitions and foreign currency exchange.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2017	2016	Change

Net interest expense	$8.6	$8.7	$(0.1)
Other expense (income), net	(1.0)	(3.4)	2.4
Net interest and other expense	$7.6	$5.3	$2.3

Net Interest Expense

Net interest expense for the three months ended March 31, 2017 was $0.1 million lower than the three months ended March 31, 2016. Increased debt levels in 2017 was offset by lower average interest rates when compared to the prior year period resulting in a decrease in net interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2017 was income of $1.0 million, comprised primarily of $0.5 million of income on net investment hedges and $0.5 million of currency transaction gains. Other expense (income), net for the three months ended March 31, 2016 was income of $3.4 million, consists of a gain of $5.7 million primarily related to a sale of a business, offset by $2.3 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016	$ Change

Provision (benefit) for income taxes	$16.9	$(57.9)	$74.8

Effective income tax rate	22.1%	NM

Net income attributable to Dentsply Sirona	$59.8	$125.0	$(65.2)

Earnings per common share - diluted	$0.26	$0.70
NM - Not Meaningful

Provision for Income Taxes

For the three months ended March 31, 2017, income taxes were an expense of $16.9 million as compared to $57.9 million of benefit in the quarter ended March 31, 2016.

During the first quarter of 2017, the Company recorded $6.3 million of excess tax benefit related to employee share-based compensation, $12.2 million of tax expense related to enacted statutory rate changes and $1.4 million of tax benefit related to other discrete tax matters. Excluding these tax matters, the Company’s effective tax rate was 16.2%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

In the first quarter of 2016, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $76.1 million, resulting from the Merger. The Company also recorded $4.1 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 20.9%.

The Company’s effective income tax rate for the first quarter of 2017 included the net impact of amortization of purchased intangible assets, business combination related costs, fair value adjustments, restructuring program related costs and other costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $64.0 million and $10.1 million, respectively.

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

	Three Months Ended
	March 31, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$59.8	$0.26
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	45.3
Business combination related costs and fair value adjustments	10.8
Restructuring program related costs and other costs	5.4
Credit risk and fair value adjustments	2.5
Tax impact of the pre-tax non-US GAAP adjustments (a)	(12.8)
Subtotal non-US GAAP adjustments	51.2	0.22
Income tax related adjustments	2.7	0.01
Adjusted non-US GAAP net income	$113.7	$0.49

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Three Months Ended
	March 31, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$125.0	$0.70
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	69.2
Amortization of purchased intangible assets	21.8
Credit risk and fair value adjustments	0.9
Tax impact of the pre-tax non-US GAAP adjustments (a)	(22.7)
Subtotal non-US GAAP adjustments	69.2	0.39
Income tax related adjustments	(71.8)	(0.40)
Adjusted non-US GAAP net income	$122.4	$0.69

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

	Three Months Ended
	March 31, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$84.2	9.5%
Amortization of purchased intangible assets	45.3	5.1%
Business combination related costs and fair value adjustments	10.6	1.2%
Restructuring program related costs and other costs	5.2	0.5%
Credit risk and fair value adjustments	2.6	0.3%
Adjusted non-US GAAP Operating Income	$147.9	16.6%

	Three Months Ended
	March 31, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$72.7	9.6%
Business combination related costs and fair value adjustments	68.8	9.0%
Amortization of purchased intangible assets	21.8	2.9%
Restructuring program related costs and other costs	4.9	0.6%
Credit risk and fair value adjustments	1.3	0.1%
Adjusted non-US GAAP Operating Income	$169.5	22.2%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$500.2	$470.9	$29.3	6.2%

Technologies	389.2	283.6	105.6	37.2%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$136.5	$130.8	$5.7	4.4%

Technologies	54.0	53.8	0.2	0.4%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment is as follows:

	Three Months Ended
	March 31, 2017
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$511.2	$389.3	$900.5
Less: precious metal content of sales	11.0	0.1	11.1
Net sales, excluding precious metal content	500.2	389.2	889.4
Merger related adjustments (a)	—	1.5	1.5
Non-US GAAP combined business, net sales, excluding precious metal content	$500.2	$390.7	$890.9
(a) ) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

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
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 6.2% in the first quarter of 2017 as compared to the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $14.1 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016.

For the three month period ended March 31, 2017, sales of the Combined Businesses grew 2.8% on a constant currency basis. This includes a benefit of approximately 40 basis points from acquisitions, which results in internal growth of 2.4%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar over the prior year period.

The operating income increased 4.4% for the three months ended March 31, 2017 as compared to 2016, which reflects increased demand primarily in Europe.

Technologies

Reported net sales, excluding precious metal content, increased 37.2% in the first quarter of 2017 as compared to the first quarter of 2016. The increase in net sales, excluding precious metal content, reflects sales of $98.6 million as a result of the consolidation of two additional months of Sirona in the first quarter of 2017 as compared to the same period in 2016.

For the three month period ended March 31, 2017, sales of our Combined Businesses declined 8.1% on a constant currency basis. This includes a benefit of 4.6% from acquisitions, which results in a negative internal sales growth rate of 12.7%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S.

dollar over the prior year period. Net sales, excluding precious metal content, was unfavorably impacted by approximately $40 million as a result of quarter-over-quarter net changes in equipment inventory levels at certain distributors in North America and Europe related to the transition in distribution strategy in North America (see “Business Drivers” under this section for further detail).

The operating income increased 40 basis points for the three months ended March 31, 2017 as compared to 2016, which reflects the consolidation of two additional months of Sirona partially offset by the impact related to a change in net equipment inventory as previously discussed

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At March 31, 2017, the Company updated its goodwill impairment testing for one reporting unit in the Technologies segment based on forecasted current year financial performance. The review did not result in any impairment of the reporting units’ goodwill balance. Assumptions used in the calculations of fair value were substantially consistent with those at April 30, 2016. Had the WACC rate of this reporting unit had been hypothetically increased by 100 basis points at March 31, 2017, the fair value of this reporting unit would still exceed net book value. If the fair value of this reporting unit had been hypothetically reduced by 5%, the fair value of would still exceed book value. If the fair value of the reporting unit had been hypothetically reduced by 10% at March 31, 2017, the reporting unit fair value would approximate net book value. At March 31, 2017, the goodwill balance for this reporting unit was $52.8 million. Additionally, three reporting units, all components of the Technologies operating segment, and one reporting unit, a component of the Dental and Healthcare Consumables operating segment, were created as a result of the Merger on February 29, 2016. At the date of the Merger, the fair value of the businesses equaled book value with goodwill for the reporting units totaling $3,758.1 million. Given the limited time since the Merger date, the reporting units’ fair values approximate the book values of the reporting units. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill may not be recoverable.

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

Indefinite-lived assets recorded on three reporting units, all within the Technologies operating segment, and indefinite-lived assets recorded on one reporting unit within the Dental and Healthcare Consumables operating segment, were identified and fair valued as a result of the Merger. At March 31, 2017, the fair value of the indefinite-lived assets approximate book value. Given the limited time since the Merger date, the indefinite-lived asset’s fair values approximate the book values. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s indefinite-lived assets may not be recoverable.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2017

Net income decreased $65.6 million compared to the March 31, 2016 period, primarily due to a tax benefit of approximately $76 million recorded in the 2016 period. Cash flow from operating activities during the three months ended March 31, 2017 was $82.5 million compared to $0.7 million during the three months ended March 31, 2016. Cash from operations increased $81.8 million for the first three months of 2017 as compared to the same period in 2016 and was primarily related to a decrease in accounts receivables partially offset by increased inventory levels. During the same three month period in 2016, the Company had approximately $40 million of merger transaction related fees and integration costs. The Company’s cash and cash equivalents decreased by $20.6 million to $363.3 million during the three months ended March 31, 2017.

For the three months ended March 31, 2017, the number of days of sales outstanding in accounts receivable increased by 1 day to 59 days as compared to 58 days at December 31, 2016. On a constant currency basis, the number of days of sales in inventory increased by 9 days to 122 days at March 31, 2017 as compared to 113 days at December 31, 2016.

Cash used in investing activities during the first three months of 2017 included capital expenditures of $31.1 million as well as capital deployment of $13.9 million related to a deposit on acquisition and purchased intellectual property. The Company expects capital expenditures to be in the range of approximately $120 million to $140 million for the full year 2017.

Cash used in financing activities for the three months ended March 31, 2017 was primarily related to share repurchase activity and dividend payments, partially offset by proceeds from stock option exercises. The Company increased its dividend by 12.9% as compared to the prior year.

At March 31, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 1.4 million shares during the first three months of 2017 for $84.6 million. As of March 31, 2017, the Company held 34.6 million shares of treasury stock. The Company received proceeds of $29.4 million as a result of the exercise of 0.8 million of stock options during the three months ended March 31, 2017.

The Company's total borrowings increased by a net $18.6 million during the three months ended March 31, 2017, which includes an increase of $19.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2017, the Company's ratio of total net debt to total capitalization was 12.7% compared to 12.4% at December 31, 2016. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

Effective June 30, 2016, the Company exercised its option to amended and extend its $500.0 million five-year multi-currency revolving credit agreement to replace certain lenders and extend the maturity date by one year to July 23, 2021. Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2017, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

The Company also has access to $52.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2017, the Company had $11.5 million outstanding under these short-term lines of credit. At March 31, 2017, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $541.0 million.

At March 31, 2017, the Company held $40.5 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At March 31, 2017, approximately $278.5 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due within the next twelve months utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2016.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on September 21, 2016.  During the quarter ended March 31, 2017, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Stock Repurchase Program

January 1, 2017 to January 31, 2017	0.5	$56.41	$27.3	4.2
February 1, 2017 to February 28, 2017	0.3	58.15	18.0	4.6
March 1, 2017 to March 31, 2017	0.6	62.94	39.3	4.4
	1.4	$59.67	$84.6

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Jeffrey T. Slovin	May 10, 2017
	Jeffrey T. Slovin	Date
Chief Executive Officer

/s/	Ulrich Michel	May 10, 2017
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer