Form 10-Q
period 2017-06-30
DENTSPLY SIRONA Inc.
filed 2017-08-09
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
July 31, 2017, DENTSPLY SIRONA Inc. had 229,501,846 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$992.7	$1,022.0	$1,893.2	$1,794.6
Cost of products sold	448.5	495.1	857.0	848.8

Gross profit	544.2	526.9	1,036.2	945.8
Selling, general and administrative expenses	417.6	402.1	822.3	744.2
Goodwill impairment	1,092.9	—	1,092.9	—
Restructuring and other costs	81.7	3.6	84.8	7.7

Operating (loss) income	(1,048.0)	121.2	(963.8)	193.9

Other income and expenses:
Interest expense	9.6	9.3	18.9	18.5
Interest income	(0.6)	(0.4)	(1.3)	(0.9)
Other expense (income), net	7.8	(11.5)	6.8	(14.9)

(Loss) income before income taxes	(1,064.8)	123.8	(988.2)	191.2
(Benefit) provision for income taxes	(14.5)	17.9	2.4	(40.0)

Net (loss) income	(1,050.3)	105.9	(990.6)	231.2

Less: Net (loss) income attributable to noncontrolling interests	(0.3)	0.5	(0.4)	0.8

Net (loss) income attributable to Dentsply Sirona	$(1,050.0)	$105.4	$(990.2)	$230.4

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(4.58)	$0.45	$(4.31)	$1.13
Diluted	$(4.58)	$0.44	$(4.31)	$1.11

Weighted average common shares outstanding:
Basic	229.4	233.7	229.7	204.2
Diluted	229.4	237.4	229.7	207.9

Dividends declared per common share:	$0.0875	$0.0775	$0.1750	$0.1550
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(1,050.3)	$105.9	$(990.6)	$231.2

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	222.0	(92.8)	271.7	94.0
Net (loss) gain on derivative financial instruments	(2.5)	8.5	(5.8)	(16.3)
Pension liability gain	1.1	0.9	2.3	1.8
Total other comprehensive income (loss), net of tax	220.6	(83.4)	268.2	79.5

Total comprehensive (loss) income	(829.7)	22.5	(722.4)	310.7

Less: Comprehensive income attributable
to noncontrolling interests	0.3	0.5	0.1	0.9

Comprehensive (loss) income attributable to Dentsply Sirona	$(830.0)	$22.0	$(722.5)	$309.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$268.4	$383.9
Accounts and notes receivables-trade, net	664.2	636.0
Inventories, net	596.8	517.1
Prepaid expenses and other current assets, net	236.3	206.5

Total Current Assets	1,765.7	1,743.5

Property, plant and equipment, net	841.0	799.8
Identifiable intangible assets, net	3,059.4	2,957.6
Goodwill, net	5,023.6	5,952.0
Other noncurrent assets, net	160.3	102.9

Total Assets	$10,850.0	$11,555.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$245.6	$223.0
Accrued liabilities	455.1	462.7
Income taxes payable	31.4	60.8
Notes payable and current portion of long-term debt	21.6	21.1

Total Current Liabilities	753.7	767.6

Long-term debt	1,587.3	1,511.1
Deferred income taxes	802.4	751.7
Other noncurrent liabilities	432.4	399.5

Total Liabilities	3,575.8	3,429.9

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	2.6
400.0 million shares authorized at June 30, 2017 and December 31, 2016, respectively
264.5 million shares issued at June 30, 2017 and December 31, 2016, respectively
229.3 million and 230.1 million shares outstanding at June 30, 2017 and December 31, 2016, respectively
Capital in excess of par value	6,527.4	6,516.7
Retained earnings	2,915.6	3,948.0
Accumulated other comprehensive loss	(438.0)	(705.7)
Treasury stock, at cost, 35.2 million and 34.4 million shares at June 30, 2017 and December 31, 2016, respectively	(1,745.1)	(1,647.3)
Total Dentsply Sirona Equity	7,262.5	8,114.3

Noncontrolling interests	11.7	11.6

Total Equity	7,274.2	8,125.9

Total Liabilities and Equity	$10,850.0	$11,555.8
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(990.6)	$231.2

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	62.1	55.1
Amortization of intangible assets	91.8	65.6
Amortization of deferred financing costs	1.3	2.1
Goodwill impairment	1,092.9	—
Indefinite-lived intangible asset impairment	79.8	—
Deferred income taxes	(34.2)	(70.5)
Stock based compensation expense	21.9	17.4
Restructuring and other costs - non-cash	1.0	3.3
Stock option income tax benefit	—	(8.8)
Other non-cash income	5.5	(31.5)
Loss on disposal of property, plant and equipment	0.4	0.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	1.9	(82.8)
Inventories, net	(49.6)	44.7
Prepaid expenses and other current assets, net	(59.3)	(8.5)
Other noncurrent assets, net	1.2	1.6
Accounts payable	9.5	13.9
Accrued liabilities	(19.2)	(11.1)
Income taxes	(15.4)	(41.5)
Other noncurrent liabilities	7.7	7.4

Net cash provided by operating activities	208.7	188.1

Cash flows from investing activities:

Capital expenditures	(64.8)	(47.8)
Cash assumed in Merger	—	522.3
Cash and deposits paid for acquisitions of businesses and equity investments, net of cash acquired	(125.2)	(0.4)
Cash received from sale of business or product line	—	2.4
Cash received on derivatives contracts	5.3	10.7
Cash paid on derivatives contracts	—	(3.6)
Expenditures for identifiable intangible assets	(5.9)	—
Purchase of short-term investments	(2.3)	—
Purchase of Company-owned life insurance policies	(0.9)	(1.7)
Proceeds from sale of property, plant and equipment, net	1.9	4.4

Net cash (used in) provided by investing activities	(191.9)	486.3

Cash flows from financing activities:

Increase (decrease) in short-term borrowings	1.4	(3.6)
Cash paid for treasury stock	(151.5)	(600.0)
Cash dividends paid	(38.1)	(28.6)
Proceeds from long-term borrowings	2.9	79.9
Repayments on long-term borrowings	(6.6)	(127.5)
Proceeds from exercised stock options	45.4	20.4
Excess tax benefits from stock based compensation	—	8.8

Net cash used in financing activities	(146.5)	(650.6)

Effect of exchange rate changes on cash and cash equivalents	14.2	3.2

Net (decrease) increase in cash and cash equivalents	(115.5)	27.0

Cash and cash equivalents at beginning of period	383.9	284.6

Cash and cash equivalents at end of period	$268.4	$311.6

Schedule of non-cash investing activities:
Merger financed by common stock	$—	$6,256.2
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	230.4	—	—	230.4	0.8	231.2

Other comprehensive income	—	—	—	79.4	—	79.4	0.1	79.5

Common stock issuance related to Merger	1.0	6,253.4				6,254.4	1.8	6,256.2
Exercise of stock options	—	(4.5)	—	—	24.8	20.3	—	20.3
Tax benefit from stock options exercised	—	8.8	—	—	—	8.8	—	8.8
Stock based compensation expense	—	17.4	—	—	—	17.4	—	17.4
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(600.0)	(600.0)	—	(600.0)
RSU distributions	—	(16.5)	—	—	9.4	(7.1)	—	(7.1)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends	—	—	(36.4)	—	—	(36.4)	—	(36.4)
Balance at June 30, 2016	$2.6	$6,498.8	$3,784.7	$(514.6)	$(1,460.0)	$8,311.5	$4.1	$8,315.6

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net loss	—	—	(990.2)	—	—	(990.2)	(0.4)	(990.6)

Other comprehensive income	—	—	—	267.7	—	267.7	0.5	268.2

Exercise of stock options	—	6.3	—	—	39.1	45.4	—	45.4
Stock based compensation expense	—	21.9	—	—	—	21.9	—	21.9
Reclassification on adoption of ASU No. 2016-09 (see Note 1)	—	1.0	(1.5)	—	—	(0.5)	—	(0.5)
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(150.3)	(150.3)	—	(150.3)
RSU distributions	—	(22.1)	—	—	10.1	(12.0)	—	(12.0)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends	—	—	(40.4)	—	—	(40.4)	—	(40.4)
Balance at June 30, 2017	$2.6	$6,527.4	$2,915.6	$(438.0)	$(1,745.1)	$7,262.5	$11.7	$7,274.2

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

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $23.2 million at June 30, 2017 and $22.7 million at December 31, 2016.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At June 30, 2017 and December 31, 2016, the fair value of the direct investment was $55.7 million and $63.4 million.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on January 1, 2018. The Company has completed its analysis of revenue areas that will be impacted by the adoption of this standard. The primary areas affected are the Company’s promotional and customer loyalty programs. The Company is currently gathering and assessing the impact this standard will have on its financial position, results of operations, cash flows and disclosures. The Company is also in the process of implementing changes to systems, processes and internal controls to meet the standard update to reporting and disclosure requirements. The Company has not made a decision on the transition method of adoption.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This accounting standard seeks to simplify the accounting related to deferred income taxes. Current US GAAP requires an entity to separate deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) into current and noncurrent amounts for each tax jurisdiction based on the classification of the related asset or liability for financial reporting. DTAs and DTLs not related to assets and liabilities for financial reporting are classified based on the expected reversal date. The new standard requires DTAs or DTLs for each tax jurisdiction to be classified as noncurrent in a classified statement of financial position. The Company adopted this accounting standard for the quarter ended March 31, 2017, applying retrospective application to the December 31, 2016, Consolidated Balance Sheet presented in this Form 10-Q. At adoption, the Company reclassified certain deferred charges on the December 31, 2016 Consolidated Balance Sheet. During the quarter ended June 30, 2017, upon further review of these deferred charges, the Company determined that an error was made in the reclassification of certain deferred charges on the December 31, 2016 Consolidated Balance Sheet. As a result the Company corrected the presentation to the December 31, 2016 Consolidated Balance Sheet to increase “Prepaid expenses and other current assets” by $33.0 million and decrease “Deferred income taxes” and “Other noncurrent assets, net” by $28.2 million and $4.8 million, respectively. The Company determined that the error was not material to the Company’s financial position in the periods covered. The adoption of this standard is reflected below in the summary of the classification adjustments, including the correction for the error noted above, by financial statement line item:

(in millions)
		December 31, 2016	Classification	December 31, 2016
	Deferred Tax Assets	As Reported	Adjustment	Revised
Consolidated Balance Sheet Item	and Liabilities	Balance	As Revised	Balance
Prepaid expenses and other current assets	Current DTAs	$345.6	$(139.1)	$206.5
Other noncurrent assets, net	Noncurrent DTAs	64.1	38.8	102.9
Income taxes payable	Current DTLs	64.2	(3.4)	60.8
Deferred income taxes	Noncurrent DTLs	848.6	(96.9)	751.7
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This accounting standard seeks to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information as well as to improve and achieve convergence of the FASB and International Accounting Standards Board (“IASB”) standards on the accounting for financial instruments. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. It also requires enhanced disclosures about those investments and reduces the number of items that are recognized in other comprehensive income. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2017 and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard may have on its financial position, results of operations, cash flows and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This accounting standard seeks to simplify the accounting for all entities that issue stock-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company adopted this accounting standard for the quarter ended March 31, 2017, and as a result, the Company recorded $4.2 million of excess tax benefit related to employee share-based compensation as a component of income tax expense which impacted the current year tax provision. The Company elected to record forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures. As result of election to actual-basis forfeitures, the Company recorded a cumulative-effect adjustment of $1.0 million, net of tax, to “Capital in Excess of Par Value” and “Retained Earnings” in the Consolidated Statements of Changes in Equity related to prior year’s estimated forfeitures. In addition, the Company elected to adopt the cash flow classification of excess tax benefits on a prospective basis. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles, Goodwill and Other.” This newly issued accounting standard seeks to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which requires business to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date. Under this amendment, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are required for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments in this update should be applied prospectively. As permitted by the accounting standard, the Company early adopted this accounting standard during the three months ended March 31, 2017. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures. During the three months ended June 30, 2017, the Company assessed its goodwill impairment under this new standard and recorded an impairment charge of $1,092.9 million. For further information, see Note 14, Goodwill and Intangibles.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation.” This newly issued accounting standard provides clarity and reduces both diversity in practice as well cost and complexity when applying Topic 718 “Stock Compensation” as it relates to changes in terms or conditions of share based payments. The amendments in this update provide guidance about what changes to a share based payment should be considered substantive and therefore require modification accounting. More specifically, this update requires entities to apply modification accounting unless the modified awards fair value, vesting conditions and award classification as an equity or liability instrument all remain the same as the original award. The amendments in this update are required for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact that this standard will have on its results of operations and disclosures.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Stock option expense	$2.5	$3.4	$5.2	$5.5
RSU expense	8.0	8.7	15.7	11.1
Total stock based compensation expense	$10.5	$12.1	$20.9	$16.6

Related deferred income tax benefit	$2.5	$2.8	$5.8	$4.1

For the three and six months ended June 30, 2017, stock compensation expense of $10.5 million and $20.9 million, respectively, of which, $10.3 million and $20.4 million, respectively, was recorded in Selling, general and administrative expenses and $0.2 million and $0.5 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, stock compensation expense of $12.1 million and $16.6 million, respectively, of which $11.9 million and $16.3 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.3 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Foreign currency translation gains	$248.2	$91.4	$304.8	$107.2
Foreign currency translation loss on hedges of net investments	(24.2)	(1.6)	(33.6)	(13.3)

These amounts are recorded in Accumulated other comprehensive loss (“AOCI”), net of any related tax adjustments. At June 30, 2017 and December 31, 2016, the cumulative tax adjustments were $192.8 million and $166.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $107.5 million and $412.4 million at June 30, 2017 and December 31, 2016, respectively, and cumulative losses on loans designated as hedges of net investments of $111.8 million and $78.1 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2017 and 2016:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	245.8	(2.7)	(4.2)	—	238.9
Tax (expense) benefit	25.4	0.2	0.8	—	26.4
Other comprehensive income (loss), net of tax, before reclassifications	271.2	(2.5)	(3.4)	—	265.3
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	—	2.3	2.4
Net increase (decrease) in other comprehensive income	271.2	(2.4)	(3.4)	2.3	267.7
Balance, net of tax, at June 30, 2017	$(219.3)	$(5.6)	$(120.2)	$(92.9)	$(438.0)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive (loss) income before reclassifications and tax impact	86.0	(4.6)	(17.2)	—	64.2
Tax (expense) benefit	7.9	1.7	6.6	—	16.2
Other comprehensive (loss) income, net of tax, before reclassifications	93.9	(2.9)	(10.6)	—	80.4
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(2.8)	—	1.8	(1.0)
Net (decrease) increase in other comprehensive income	93.9	(5.7)	(10.6)	1.8	79.4
Balance, net of tax, at June 30, 2016	$(307.3)	$(6.9)	$(120.8)	$(79.6)	$(514.6)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
	2017	2016

Gain and (loss) on derivative financial instruments:
Interest rate swaps	$(0.4)	$(0.9)	Interest expense
Foreign exchange forward contracts	0.5	2.1	Cost of products sold
Commodity contracts	—	0.2	Cost of products sold
Net (loss) gain before tax	0.1	1.4
Tax impact	—	(0.1)	(Benefit) provision for income taxes
Net (loss) gain after tax	$0.1	$1.3

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	$(1.7)	$(1.4)	(a)
Net loss before tax	(1.6)	(1.3)
Tax impact	0.5	0.4	(Benefit) provision for income taxes
Net loss after tax	$(1.1)	$(0.9)

Total reclassifications for the period	$(1.0)	$0.4
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended June 30, 2017 and 2016 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Six Months Ended
	2017	2016

Gain and (loss) on derivative financial instruments:
Interest rate swaps	$(1.1)	$(2.0)	Interest expense
Foreign exchange forward contracts	1.0	5.2	Cost of products sold
Foreign exchange forward contracts	—	0.1	SG&A expenses
Commodity contracts	—	(0.1)	Cost of products sold
Net (loss) gain before tax	(0.1)	3.2
Tax impact	—	(0.4)	(Benefit) provision for income taxes
Net (loss) gain after tax	$(0.1)	$2.8

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	$(3.4)	$(2.6)	(a)
Net loss before tax	(3.3)	(2.5)
Tax impact	1.0	0.7	(Benefit) provision for income taxes
Net loss after tax	$(2.3)	$(1.8)

Total reclassifications for the period	$(2.4)	$1.0
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the six months ended June 30, 2017 and 2016 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2017	2016	2017	2016

Net (loss) income attributable to Dentsply Sirona	$(1,050.0)	$105.4	$(990.2)	$230.4

Weighted average common shares outstanding	229.4	233.7	229.7	204.2

Earnings per common share - basic	$(4.58)	$0.45	$(4.31)	$1.13

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net (loss) income attributable to Dentsply Sirona	$(1,050.0)	$105.4	$(990.2)	$230.4

Weighted average common shares outstanding	229.4	233.7	229.7	204.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	3.7	—	3.7
Total weighted average diluted shares outstanding	229.4	237.4	229.7	207.9

Earnings per common share - diluted	$(4.58)	$0.44	$(4.31)	$1.11

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.8 million and 1.2 million shares of common stock that were outstanding during the three and six months ended June 30, 2017, respectively, because their effect would be antidilutive. There were 0.5 million and 0.8 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2016, respectively.

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

Sirona contributed net sales of $498.2 million and operating loss of $1,108.8 million to the Company's Consolidated Statements of Operations during the period from January 1, 2017 to June 30, 2017, which is primarily included in the Technologies segment. The operating loss includes a goodwill impairment charge of $1,092.9 million and an indefinite-lived intangible asset impairment charge of $79.8 million. For the period from February 29, 2016 to June 30, 2016, Sirona contributed net sales of $438.3 million and operating income of $102.4 million, which is primarily included in the Technologies segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The following unaudited pro forma financial information for the three and six months ended June 30, 2016, has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Merger occurred on January 1, 2015, nor are they indicative of any future results.

	Pro forma - unaudited
	Three Months Ended	Six Months Ended
(in millions, except per share amount)	2016	2016

Net sales	$1,022.0	$1,962.2
Net income attributable to Dentsply Sirona	$141.2	$234.9
Diluted earnings per common share	$0.59	$0.99

These pro forma amounts were calculated after applying the Company’s accounting policies and adjusting Sirona’s results to reflect adjustments that are directly attributable to the Merger. These adjustments mainly included additional intangible asset amortization, depreciation, inventory fair value adjustments, transaction costs and taxes that would have been charged assuming the fair value adjustments had been applied from January 1, 2015, together with the consequential tax effects at the statutory rate. Pro forma results do not include any anticipated synergies or other benefits of the Merger.

During the quarter ended June 30, 2017, the Company acquired RTD, a privately-held France-based manufacturer of endodontic posts for $129.0 million which is subject to final purchase price adjustments. At June 30, 2017, the Company recorded a preliminary estimate of $81.8 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$23.6	15
Developed technology and patents	23.6	15
Trade names and trademarks	9.0	Indefinite
Total	$56.2

The results of operation for this business have been included in the accompanying financial statements as of the effective date of the transaction. The purchase price has been assigned on the basis of the preliminary estimate of the fair values of assets acquired and liabilities assumed. This transaction was not material to the Company’s net sales and net (loss) income attributable to Dentsply Sirona for the quarter ended June 30, 2017.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 92% of net sales for the three and six months ended June 30, 2017 and June 30, 2016.

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

The Company recently announced that it was changing from two operating segments to three operating segments as a result of realigning management responsibilities. The Company will begin reporting under the new segments for the period ending September 30, 2017.

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

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2017 and 2016:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Dental and Healthcare Consumables	$554.1	$543.8	$1,065.3	$1,032.7
Technologies	438.6	478.2	827.9	761.9
Total net sales	$992.7	$1,022.0	$1,893.2	$1,794.6

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Dental and Healthcare Consumables	$544.4	$526.7	$1,044.6	$997.5
Technologies	438.6	478.0	827.8	761.7
Total net sales, excluding precious metal content	983.0	1,004.7	1,872.4	1,759.2
Precious metal content of sales	9.7	17.3	20.8	35.4
Total net sales, including precious metal content	$992.7	$1,022.0	$1,893.2	$1,794.6

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Dental and Healthcare Consumables	$162.2	$151.7	$298.7	$282.4
Technologies	65.0	112.1	119.0	165.9
Segment adjusted operating income before income taxes and interest	227.2	263.8	417.7	448.3

Reconciling items expense (income):
All Other (a)	52.7	93.8	109.2	178.9
Goodwill impairment	1,092.9	—	1,092.9	—
Restructuring and other costs	81.7	3.6	84.8	7.7
Interest expense	9.6	9.3	18.9	18.5
Interest income	(0.6)	(0.4)	(1.3)	(0.9)
Other expense (income), net	7.8	(11.5)	6.8	(14.9)
Amortization of intangible assets	46.6	43.8	91.8	65.6
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.3	1.4	2.8	2.2
(Loss) income before income taxes	$(1,064.8)	$123.8	$(988.2)	$191.2
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2017 and December 31, 2016 were $11.6 million and $8.6 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2017 and December 31, 2016 by $7.0 million and $6.8 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	June 30, 2017	December 31, 2016

Finished goods	$355.9	$311.3
Work-in-process	91.3	77.1
Raw materials and supplies	149.6	128.7
Inventories, net	$596.8	$517.1

The inventory valuation reserves were $49.4 million and $37.5 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and six months ended June 30, 2017 and 2016:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Service cost	$3.9	$3.9	$7.7	$7.7
Interest cost	1.8	2.0	3.5	3.8
Expected return on plan assets	(1.2)	(1.2)	(2.3)	(2.4)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	1.7	1.3	3.3	2.5
Net periodic benefit cost	$6.1	$5.9	$12.1	$11.5

Other Postemployment Benefit Plans	Three Months Ended		Six Months Ended
(in millions)	2017	2016	2017	2016

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.1	0.2	0.3
Amortization of net actuarial loss	—	0.1	0.1	0.1
Net periodic benefit cost	$0.2	$0.3	$0.5	$0.6

The following sets forth the information related to the contributions to the Company’s benefit plans for 2017:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through June 30, 2017	$6.1	$0.2
Expected contributions for the remainder of the year	8.5	0.5
Total expected contributions	$14.6	$0.7

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2017, the Company recorded net restructuring costs and other costs of $81.7 million and $84.8 million, respectively, which includes net restructuring costs of $1.5 million and $3.8 million, respectively. During the three and six months ended June 30, 2016, the Company recorded net restructuring costs and other costs of $3.6 million and $7.7 million, respectively. These costs are recorded in Restructuring and other costs on the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities on the Consolidated Balance Sheets.

At June 30, 2017, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$20.6	$8.2	$—	$28.8
Provisions	0.4	(0.2)	1.4	1.6
Amounts applied	(4.8)	(3.1)	(0.6)	(8.5)
Change in estimates	(0.6)	(0.1)	—	(0.7)
Balance at June 30, 2017	$15.6	$4.8	$0.8	$21.2

	Lease/Contract Terminations
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$2.7	$0.3	$—	$3.0
Provisions	0.4	—	0.1	0.5
Amounts applied	(1.1)	(0.1)	(0.1)	(1.3)
Change in estimates	(0.1)	—	—	(0.1)
Balance at June 30, 2017	$1.9	$0.2	$—	$2.1

	Other Restructuring Costs
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$0.5	$0.2	$—	$0.7
Provisions	0.7	0.9	0.3	1.9
Amounts applied	(0.7)	(0.9)	(0.2)	(1.8)
Change in estimate	0.5	—	—	0.5
Balance at June 30, 2017	$1.0	$0.2	$0.1	$1.3

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2016	Provisions	Amounts Applied	Change in Estimates	June 30, 2017

Dental and Healthcare Consumables	$27.9	$3.0	$(10.3)	$—	$20.6
Technologies	4.5	0.7	(1.0)	(0.1)	4.1
All Other	0.1	0.3	(0.3)	(0.2)	(0.1)
Total	$32.5	$4.0	$(11.6)	$(0.3)	$24.6

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the cost of these initiatives to be approximately $97.0 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Other costs

Other costs for the three and six months ended June 30, 2017 were $80.2 million and $81.0 million, respectively. The Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017. The impaired indefinite-lived intangibles are tradenames and trademarks related to two reporting units in the Technologies segment. For further information, see Note 14, Goodwill and Intangibles.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2017 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$303.2	$175.9
Interest rate swaps	111.6	—
Total derivative instruments designated as cash flow hedges	$414.8	$175.9

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Other expense (income), net on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs, Japanese yen and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2017, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

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

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2017 and 2016:

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(0.4)	$—
Foreign exchange forward contracts	(1.2)	Cost of products sold	0.5	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.2)
Total in cash flow hedging	$(1.4)		$0.1	$(0.2)

	June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.3)	Interest expense	$(0.9)	$—
Foreign exchange forward contracts	1.8	Cost of products sold	2.1	—
Foreign exchange forward contracts	0.1	SG&A expenses	—	—
Commodity contracts	0.3	Cost of products sold	0.2	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.1)
Total for cash flow hedging	$1.9		$1.4	$(0.1)

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$—	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(2.7)	Cost of products sold	1.0	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total in cash flow hedging	$(2.7)		$(0.1)	$(0.5)

	June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.5)	Interest expense	$(2.0)	$—
Foreign exchange forward contracts	(3.1)	Cost of products sold	5.2	—
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1	—
Commodity contracts	0.2	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.1)
Total in cash flow hedging	$(4.6)		$3.2	$(0.1)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At June 30, 2017, the Company expects to reclassify $1.8 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at June 30, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$33.6	$33.6

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2017 and 2016:

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(2.4)	Other expense (income), net	$0.3
Total for net investment hedging	$(2.4)		$0.3

	June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$13.2	Other expense (income), net	$2.2
Total for net investment hedging	$13.2		$2.2

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(4.2)	Other expense (income), net	$0.8
Total for net investment hedging	$(4.2)		$0.8

	June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(17.2)	Other expense (income), net	$4.7
Total for net investment hedging	$(17.2)		$4.7

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net on the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities in the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case the cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$340.7	$340.7
Interest rate swaps	0.6	0.6
Total for instruments not designated as hedges	$341.3	$341.3

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2017 and 2016:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2017	2016

Foreign exchange forward contracts (a)	Other expense (income), net	$(2.3)	$9.0
Total for instruments not designated as hedges		$(2.3)	$9.0
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Six Months Ended
(in millions)		2017	2016

Foreign exchange forward contracts (a)	Other expense (income), net	$(5.1)	$(7.4)
Total for instruments not designated as hedges		$(5.1)	$(7.4)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

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

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2.6	$0.7	$1.9	$1.3
Interest rate swaps	—	—	0.2	0.2
Total	$2.6	$0.7	$2.1	$1.5

Not Designated as Hedges

Foreign exchange forward contracts	$3.4	$—	$2.3	$—
Total	$3.4	$—	$2.3	$—

	December 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$12.8	$0.6	$1.0	$—
Interest rate swaps	—	—	0.2	0.3
Total	$12.8	$0.6	$1.2	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.3	$—	$1.5	$—
Total	$1.3	$—	$1.5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$6.7	$—	$6.7	$(4.7)	$—	$2.0
Total Assets	$6.7	$—	$6.7	$(4.7)	$—	$2.0

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$5.5	$—	$5.5	$(4.6)	$—	$0.9
Interest rate swaps	0.4	—	0.4	(0.1)	—	0.3
Total Liabilities	$5.9	$—	$5.9	$(4.7)	$—	$1.2

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$(2.8)	$—	$11.9
Total Assets	$14.7	$—	$14.7	$(2.8)	$—	$11.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
Interest rate swaps	0.5	—	0.5	(0.3)	—	0.2
Total Liabilities	$3.0	$—	$3.0	$(2.8)	$—	$0.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,611.6 million and $1,597.3 million, respectively at June 30, 2017.  At December 31, 2016, the Company estimated the fair value and carrying value, including the current portion, was $1,525.7 million and $1,522.2 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016, which are classified as Cash and cash equivalents, Prepaid expenses and other current assets, net, Other noncurrent assets, net, Accrued liabilities, and Other noncurrent liabilities on the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$6.7	$—	$6.7	$—
Total assets	$6.7	$—	$6.7	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	5.5	—	5.5	—
Contingent considerations on acquisitions	8.6	—	—	8.6
Total liabilities	$14.5	$—	$5.9	$8.6

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$—
Total assets	$14.7	$—	$14.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	2.5	—	2.5	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$10.6	$—	$3.0	$7.6

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

The Company’s Level 3 liabilities at June 30, 2017 and December 31, 2016 are related to earn-out obligations on prior acquisitions. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance at December 31, 2016	$7.6
Unrealized gain:
Reported in Other expense (income), net	0.4
Effect of exchange rate changes	0.6
Balance at June 30, 2017	$8.6

For the six months ended June 30, 2017, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the quarter, the Company recorded the following discrete tax items, $4.2 million of excess tax benefit related to employee share-based compensation, $0.5 million of tax expense related to enacted statutory rate changes and $1.5 million of tax expense for other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the three months ended June 30, 2017. The goodwill impairment charge is non-deductible for income tax purposes. For further information, see Note 14, Goodwill and Intangibles.

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

NOTE 13 – FINANCING ARRANGEMENTS

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2017, the Company was in compliance with all debt covenants.

At June 30, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

At June 30, 2017, the Company had $545.0 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment tests of goodwill as of April 30, 2017 on 11 reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit and operating expense assumptions taking into consideration historical trends as well as future expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows are discounted based on a range between 7.8% to 9.5%, which includes assumptions regarding the Company’s weighted-average cost of capital. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

Unfavorable developments in the market for the dental or medical device industries, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the indefinite-lived assets and goodwill within the Company’s reporting units may not be recoverable.

As a result of updating the estimates and assumptions following recent changes in circumstances, and in connection with the annual impairment tests of goodwill and the preparation of the financial statements for the three months ended June 30, 2017, the Company determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units were impaired. As a result, the Company recorded a goodwill impairment charge of $1,092.9 million. These reporting units are all within the Technologies segment.

The equipment reporting units goodwill impairment charge was primarily driven by unfavorable changes in estimates and assumptions used to forecast discounted cash flows, including lower forecasted revenues and operating margin rates, which resulted in a lower fair value for these reporting units. The forecasted revenues and operating margin rates were negatively impacted by recent unfavorable developments in the marketplace. These developments included significantly lower retail sales for the fiscal quarter ended April 2017 reported by the Company’s exclusive North America equipment distributor in May 2017, significant acceleration of sales declines in the Company’s quarter ended June 30, 2017, and the execution of new distribution agreements with Patterson Companies, Inc. and Henry Schein, Inc. in May and June 2017. The Company also observed an increase in competition, unfavorable changes in the end-user business model as well as changes in channels of distribution for the Company and its competitors. The estimates of discounted future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Any changes to these assumptions and estimates could have a negative impact on the fair value of these reporting units and may result in further impairment. The goodwill impairment charge is not expected to result in future cash expenditures.

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

In conjunction with the goodwill and indefinite-lived intangibles impairment test, the Company utilized its best estimate of future revenue growth and operating margin rates as of April 30, 2017. Given the uncertainty in the new distribution agreements, these estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time.

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2016	$1,091.2	$4,860.8	$5,952.0
Acquisition related additions	81.8	—	81.8
Measurement period adjustments on prior acquisitions	(24.3)	4.6	(19.7)
Impairment	—	(1,092.9)	(1,092.9)
Effects of exchange rate changes	30.7	71.7	102.4
Balance at June 30, 2017	$1,179.4	$3,844.2	$5,023.6

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,308.6	$(248.8)	$1,059.8	$1,189.5	$(177.3)	$1,012.2
Trademarks	78.9	(43.1)	35.8	65.3	(38.7)	26.6
Licensing agreements	30.9	(24.1)	6.8	33.5	(26.7)	6.8
Customer relationships	1,082.1	(228.0)	854.1	1,004.8	(181.2)	823.6
Total definite-lived	$2,500.5	$(544.0)	$1,956.5	$2,293.1	$(423.9)	$1,869.2

Indefinite-lived Trademarks and In-process R&D	$1,102.9	$—	$1,102.9	$1,088.4	$—	$1,088.4

Total identifiable intangible assets	$3,603.4	$(544.0)	$3,059.4	$3,381.5	$(423.9)	$2,957.6

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

On December 12, 2006, Carole Hildebrand, DDS, and Robert Jaffin, DDS, filed a Complaint in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The same law firm that filed the Weinstat case in California filed this case.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from alleged misrepresentations about the potential uses of the product because the Company cannot assure the delivery of potable or sterile water through the device. The Court granted the Company’s Motion for Dismissal of the case for lack of jurisdiction. Following that dismissal, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations. The plaintiffs moved to have the case certified as a class action and the Company objected. The Court granted the Company’s Motion to Dismiss plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim. The Court subsequently denied the Company’s Motion for Summary Judgment on the express warranty claim.  The Court held hearings during 2016 on plaintiffs’ class certification motion.  On July 24, 2017, the Court issued a Memorandum Opinion and Order denying class certification on multiple, independently sufficient grounds.  The claims of the individual plaintiffs remain pending.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with federal and state governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company filed a motion for summary judgment in December 2015. In April 2016, the Court granted the Company’s motion for summary judgment, which disposes of all remaining claims against the Company in the matter. The plaintiffs filed a notice of appeal in May 2016. In May 2017, the parties resolved the matter and the appeal has been voluntarily dismissed.

The Company does not believe a loss is probable related to the above litigation. Further, a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations, financial position or liquidity could be materially impacted.

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On September 1, 2016, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations was tolled to May 1, 2017. The Company's discussions with OFAC to resolve this matter are ongoing.

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

The SEC’s Division of Enforcement has asked the Company to provide documents and information concerning the Company’s accounting and disclosures, including its accounting and disclosures relating to transactions with a significant distributor of the Company. The Company is cooperating with the SEC’s investigation. The Company is unable to predict the ultimate outcome of this matter, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

OVERVIEW

Highlights

•
For the three months ended June 30, 2017, the Company reported a sales decrease of 2.9%, on a constant currency basis sales declined 1.0% and internal growth was negative 3.6%. Based on the Company’s estimate, both constant currency and internal sales growth were unfavorably impacted by approximately $19 million as a result of current quarter over prior year quarter net changes in equipment inventory levels at certain distributors in North America and Europe. Based on the Company’s estimate, inventory held by these distributors decreased by approximately $17 million during the current three month period compared to an increase of approximately $2 million in the same three month period in 2016. The inventory decrease in the current three month period was less than anticipated, in the Company’s assessment, as a result of lower than expected equipment sales to end-users combined with higher than expected inventory purchases by certain distributors.

•
On a geographic basis, the Company generated constant currency sales growth of 5.7% in Europe, 1.3% in the Rest of World region while the United States generated a decline of 9.6% for the three month period ended June 30, 2017.

•
For the three months ended June 30, 2017 the Company generated a loss per diluted share of $4.58 as compared to income per diluted share of $0.44 for the three months ended June 30, 2016. This decline largely reflects the impact of the goodwill and intangible asset impairments and lower sales and gross profit (including the impact of distribution channel transition). This also reflects foreign exchange headwinds partially offset by a favorable effective tax rate and common share count. On an adjusted basis (a non-US GAAP measure), for the three months ended June 30, 2017 income per diluted share was $0.65 as compared to $0.76 per diluted share for the three months ended June30, 2016.

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

The Company recently announced that it was changing from two operating segments to three operating segments as a result of realigning management responsibilities. The Company will begin reporting under the new segments for the period ending September 30, 2017.

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

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short term basis, changes in strategy or distributor inventory levels can impact internal growth.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. While the current period results reflect the unfavorable impact of integration related inefficiencies, the Company believes that the future benefits from these global efficiency and integration initiatives will improve the cost structure and help mitigate the impacts of rising costs such as energy, employee benefits and regulatory oversight and compliance. The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will continue to be achieved.

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the cost of these initiatives to be approximately $97.0 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

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

The Company had two exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the marketing and sales of certain legacy Sirona products and equipment in the United States and Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter of 2016, Patterson’s decision not to extend the exclusivity beyond September 2017 was announced. Following that announcement, in May 2017, the Company entered into a new three-year agreement with Patterson whereby Patterson would continue to distribute the Company’s equipment lines in the United States on a non-exclusive basis. In the second quarter of 2017, the Company also entered into two separate multi-year agreements with Henry Schein, Inc. (“Henry Schein”) for the distribution of the Company’s equipment lines in the United States and Canada. While the agreement with Henry Schein with respect to the United States is effective September 1, 2017, the agreement relating to Canada is effective June, 2017. The Company began shipping initial stocking orders for the equipment products to Henry Schein under the agreements in the second quarter of 2017 and expects orders will continue through the balance of 2017. During the second quarter of 2017, the Company also modified its distribution agreement with Henry Schein with respect to the distribution of certain products in France. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales in the first six months of 2017 by approximately $46 million. Based on the Company’s estimate, distributor inventories increased during the first half of 2016 by approximately $17 million primarily associated with certain distributors making minimum purchase targets required in order to maintain exclusivity. Inventory held by distributors decreased during the first six months of 2017 by approximately $29 million, based on the Company’s estimate. At this time, the Company believes that net changes in distributor inventories will decrease the Company’s sales by approximately $10 million for the balance of 2017, which is approximately the same impact as the last six month in 2016.

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

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the six months ended June 30, 2017, net sales, excluding precious metal content, were unfavorably impacted by approximately 1.4% and earnings per diluted common share by approximately $0.03 due to movements in foreign currency exchange rates when compared to the same period in 2016.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2017 COMPARED TO QUARTER ENDED JUNE 30, 2016

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

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$992.7	$1,022.0	$(29.3)	(2.9%)
Less: precious metal content of sales	9.7	17.3	(7.6)	(43.9%)
Net sales, excluding precious metal content	$983.0	$1,004.7	$(21.7)	(2.2%)

Net sales, excluding precious metal content, for the three months ended June 30, 2017 were $983.0 million, a decrease of $21.7 million from the three months ended June 30, 2016. The decrease in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $19 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $17 million during the current three month period compared to an increase of approximately $2 million in the same three month period in 2016. Additionally, in the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, primarily in the U.S., as result of transition challenges at our exclusive distributor. At this time, the Company believes that net changes in distributor inventories will decrease the Company’s sales by approximately $10 million for the balance of 2017, which is approximately the same impact as the last six month in 2016. The decrease in net sales, excluding precious metal content, was partially offset by an increase in sales of Dental and Healthcare Consumable products.

Sales related to precious metal content declined 43.9% in the quarter as compared to the same three month period in 2016, which was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

For the three months ended June 30, 2017, net sales, excluding precious metal content, declined 1.0% on a constant currency basis. This includes a benefit of 2.6% from acquisitions, which results in negative internal sales growth of 3.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Based on the Company’s assessment, the negative internal sales growth was primarily a result of the current quarter over prior year quarter net changes in equipment inventory levels as well as the impact of lower equipment sales to end-users discussed above, partially offset by increased sales in Dental and Healthcare Consumables. A reconciliation of reported net sales to net sales, excluding precious metal content, is as follows:

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$992.7	$1,022.0	$(29.3)	(2.9%)
Less: precious metal content of sales	9.7	17.3	(7.6)	(43.9%)
Net sales, excluding precious metal content	983.0	1,004.7	(21.7)	(2.2%)
Merger related adjustments (a)	1.5	1.6	(0.1)	(6.3%)
Non-US GAAP net sales, excluding precious metal content	$984.5	$1,006.3	$(21.8)	(2.2%)
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

United States	$330.1	$365.9	$(35.8)	(9.8%)

Europe	395.0	382.2	12.8	3.3%

Rest of World	257.9	256.6	1.3	0.5%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	June 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$331.6	$402.2	$258.9	$992.7
Less: precious metal content of sales	1.5	7.2	1.0	9.7
Net sales, excluding precious metal content	330.1	395.0	257.9	983.0
Merger related adjustments (a)	1.5	—	—	1.5
Non-US GAAP net sales, excluding precious metal content	$331.6	$395.0	$257.9	$984.5
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	June 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$367.2	$392.4	$262.4	$1,022.0
Less: precious metal content of sales	1.3	10.2	5.8	17.3
Net sales, excluding precious metal content	365.9	382.2	256.6	1,004.7
Merger related adjustments (a)	1.1	0.5	—	1.6
Non-US GAAP net sales, excluding precious metal content	$367.0	$382.7	$256.6	$1,006.3
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

United States

Reported net sales, excluding precious metal content, decreased by 9.8% in the second quarter of 2017 as compared to the second quarter of 2016. The decrease in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $14 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at two distributors in the United States related to the transition in distribution strategy (see

“Business Drivers” under this section for further detail). Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users as a result of transition challenges at the Company’s exclusive distributor.

For the three month period ended June 30, 2017, sales declined 9.6% on a constant currency basis. This includes a benefit of 1.5% from acquisitions, which results in a negative internal sales growth rate of 11.1%. Based on the Company’s assessment, the negative internal sales growth was primarily a result of the current quarter over prior year quarter net changes in equipment inventory levels as well as the impact of lower end-user demand for equipment discussed above.

Europe

Reported net sales, excluding precious metal content, increased by 3.3% in the second quarter of 2017 as compared to the second quarter of 2016. The increase in net sales, excluding precious metal content, is primarily the result of higher demand in both segments after the biennial International Dental Show. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $2 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at a certain distributor in Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the three month period ended June 30, 2017, sales increased 5.7% on a constant currency basis. This includes a benefit of 3.4% from acquisitions, which results in internal growth of 2.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.4% due to the strengthening of the U.S. dollar over the prior year period. Growth was driven by the Technologies segment partially offset by net changes in equipment inventory levels discussed above.

Rest of World

Reported net sales, excluding precious metal content, increased by 50 basis points for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $3 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at a certain distributor in Canada that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the three month period ended June 30, 2017, sales increased 1.3% on a constant currency basis. This includes a benefit of 3.1% from acquisitions, which results in a negative internal sales growth rate of 1.8%. Net sales, excluding precious metal content, were negatively impacted by approximately 80 basis points due to the strengthening of the U.S. dollar over the prior year period. The negative internal growth rate was driven by sales declines in the Technologies segment.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Gross profit	$544.2	$526.9	$17.3	3.3%

Gross profit as a percentage of net sales, including precious metal content	54.8%	51.6%
Gross profit as a percentage of net sales, excluding precious metal content	55.4%	52.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 300 basis points for the quarter ended June 30, 2017 as compared to the same three month period ended June 30, 2016.

For the three months ended June 30, 2017, the improvement in the gross profit rate was primarily driven by a net reduction in the roll-off of merger and acquisition related fair value adjustments and expenses of approximately 430 basis points partially offset by approximately 140 basis points associated with the equipment businesses primarily as a result of lower sales related to the transition in distribution strategy of as compared to the three months ended June 30, 2016.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$417.6	$402.1	$15.5	3.9%
Goodwill impairment	1,092.9	—	1,092.9	NM
Restructuring and other costs	81.7	3.6	78.1	NM

SG&A as a percentage of net sales, including precious metal content	42.1%	39.3%
SG&A as a percentage of net sales, excluding precious metal content	42.5%	40.0%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended June 30, 2017 increased 250 basis points compared to the quarter ended June 30, 2016. The comparison was negatively impacted by approximately 80 basis points as a result of the sales impact from the net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors. Additionally, increases associated with business combination related costs and amortization of purchased intangible assets negatively impacted the SG&A rate by 60 basis points in the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016. Additional rate increases of 110 basis points during the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016 were primarily driven by higher professional service costs.

Goodwill impairment

For the three months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. The charge is related to three reporting units in the Technologies segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Restructuring and other cost

The Company recorded net restructuring and other costs of $81.7 million for the three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units that were impaired. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2017	2016	Change

Net interest expense	$9.0	$8.9	$0.1
Other expense (income), net	7.8	(11.5)	19.3
Net interest and other expense	$16.8	$(2.6)	$19.4

Net Interest Expense

Net interest expense for the three months ended June 30, 2017 increased $0.1 million compared to the three months ended June 30, 2016. Increased debt levels in 2017 partially offset by lower average interest rates when compared to the prior year period resulted in an increase in net interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2017 was expense of $7.8 million, comprised of $4.5 million of currency transaction losses and $3.3 million of non-operating expense. Other expense (income), net for the three months ended June 30, 2016 was income of $11.5 million, comprised of currency transaction gains of $13.2 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances at June 30, 2016, partially offset by non-operating expense of $1.7 million.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2017	2016	$ Change

(Benefit) provision for income taxes	$(14.5)	$17.9	$(32.4)

Effective income tax rate	NM	14.5%

Net (loss) income attributable to Dentsply Sirona	$(1,050.0)	$105.4	$(1,155.4)

Net (loss) income per common share - diluted	$(4.58)	$0.44
NM - Not meaningful

Provision for Income Taxes

For the three months ended June 30, 2017, income taxes were a net benefit of $14.5 million as compared to a net expense of $17.9 million in the quarter ended June 30, 2016.

During the second quarter of 2017, the Company recorded the following discrete tax items, $4.2 million of excess tax benefit related to employee share-based compensation, $0.5 million of tax expense related to enacted statutory rate changes and $1.5 million of tax expense related to other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the three months ended June 30, 2017. Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the indefinite-lived intangible assets and non-deductible goodwill impairment charge, the Company’s effective tax rate was 10.4%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

During the second quarter of 2016, the Company recorded $2.1 million of tax benefit related to discrete tax matters during the quarter. Excluding these tax matters, the Company’s effective tax rate was 16.1%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the second quarter of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $1,244.2 million and $46.3 million, respectively. For the full year ended December 31, 2017, the Company estimates the non-US GAAP tax rate to be 17.5%.

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

Net (loss) income attributable to Dentsply Sirona

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
Adjusted earnings per diluted common share is calculated by dividing adjusted net (loss) income attributable to Dentsply Sirona by diluted weighted-average common shares outstanding. Adjusted net income attributable to Dentsply Sirona and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures. These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate. The non-US GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Three Months Ended
	June 30, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,050.0)	$(4.58)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,177.6
Amortization of purchased intangible assets	46.5
Business combination related costs and fair value adjustments	19.3
Credit risk and fair value adjustments	0.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(44.4)
Subtotal non-US GAAP adjustments	1,199.8	5.14
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.08
Income tax related adjustments	0.9	0.01
Adjusted non-US GAAP net income	$150.7	$0.65

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the three months ended June 30, 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		229.4
Shares used in calculating diluted non-US GAAP net income per share		233.3

	Three Months Ended
	June 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$105.4	$0.44
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	62.0
Amortization of purchased intangible assets	43.6
Restructuring program related costs and other costs	4.3
Credit risk and fair value adjustments	2.0
Tax impact of the pre-tax non-US GAAP adjustments (a)	(30.2)
Subtotal non-US GAAP adjustments	81.7	0.35
Income tax related adjustments	(6.2)	(0.03)
Adjusted non-US GAAP net income	$180.9	$0.76

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

	Three Months Ended
	June 30, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(1,048.0)	(106.6)%
Restructuring program related costs and other costs	1,176.7	119.7%
Amortization of purchased intangible assets	46.5	4.7%
Business combination related costs and fair value adjustments	19.1	1.9%
Credit risk and fair value adjustments	0.8	0.1%
Adjusted non-US GAAP Operating Income	$195.1	19.8%

	Three Months Ended
	June 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$121.2	12.1%
Business combination related costs and fair value adjustments	62.0	6.2%
Amortization of purchased intangible assets	43.6	4.3%
Restructuring program related costs and other costs	4.3	0.4%
Credit risk and fair value adjustments	1.3	0.1%
Adjusted non-US GAAP Operating Income	$232.4	23.1%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$544.4	$526.7	$17.7	3.4%

Technologies	438.6	478.0	(39.4)	(8.2%)

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$162.2	$151.7	$10.5	6.9%

Technologies	65.0	112.1	(47.1)	(42.0%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	June 30, 2017
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$554.1	$438.6	$992.7
Less: precious metal content of sales	9.7	—	9.7
Net sales, excluding precious metal content	544.4	438.6	983.0
Merger related adjustments (a)	—	1.5	1.5
Non-US GAAP net sales, excluding precious metal content	$544.4	$440.1	$984.5
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	June 30, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$543.8	$478.2	$1,022.0
Less: precious metal content of sales	17.1	0.2	17.3
Net sales, excluding precious metal content	526.7	478.0	1,004.7
Merger related adjustments (a)	—	1.6	1.6
Non-US GAAP net sales, excluding precious metal content	$526.7	$479.6	$1,006.3
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 3.4% in the second quarter of 2017 as compared to the second quarter of 2016.

For the three month period ended June 30, 2017, sales grew 3.0% on a constant currency basis. This includes a benefit of approximately 1.0% from acquisitions, which results in internal growth of 2.0%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.0% due to the strengthening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was driven by increased sales in all regions led by Rest of World.

The operating income increased $10.5 million or 6.9% for the three months ended June 30, 2017 as compared to the same three month period in 2016, which reflects increased sales in all regions.

Technologies

Reported net sales, excluding precious metal content, decreased 8.2% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $19 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Additionally, in the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, primarily in the U.S., as result of transition challenges at our exclusive distributor.

For the three month period ended June 30, 2017, sales declined 5.6% on a constant currency basis. This includes a benefit of 4.4% from acquisitions, which results in a negative internal sales growth rate of 10.0%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar over the prior year period. Based on the Company’s assessment, the negative internal sales growth was primarily a result of the current quarter as compared to the prior year quarter net changes in equipment inventory levels as well as the impact of lower equipment sales to end-users as discussed above. The negative internal sales was primarily driven by sales declines in the United States region, partially offset by sales increases in Europe.

The operating income decreased $47.1 million or 42.0% for the three months ended June 30, 2017 as compared to the same three month period in 2016, which, in the Company’s assessment, reflects the impact related to a change in net equipment inventory as well as the impact of lower equipment sales to end-users as previously discussed.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Net Sales

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$1,893.2	$1,794.6	$98.6	5.5%
Less: precious metal content of sales	20.8	35.4	(14.6)	(41.2%)
Net sales, excluding precious metal content	$1,872.4	$1,759.2	$113.2	6.4%

Net sales, excluding precious metal content, for the six months ended June 30, 2017 were $1,872.4 million, an increase of $113.2 million from the six months ended June 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $112.7 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017 as compared to the same period in 2016, and was unfavorably impacted, based on the Company’s estimate, by approximately $46 million as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $29 million during the current six month period compared to an increase of approximately $15 million in the same six month period in 2016. Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, primarily in the United States, as result of transition challenges at our exclusive distributor. At this time, the Company believes that net changes in distributor inventories will decrease the Company’s sales by approximately $10 million for the balance of 2017, which is approximately the same impact as the last six month in 2016.

Sales related to precious metal content declined 41.2% as compared to the same period in 2016, which was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

For the six months ended June 30, 2017, sales of our Combined Businesses declined 1.6% on a constant currency basis. This includes a benefit of 2.5% from acquisitions, which results in negative internal sales growth of 4.1%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Based on the Company’s assessment, the negative internal sales growth was primarily a result of changes in inventory levels at certain distributors in North America and Europe as well as the impact of lower equipment sales to end-users as discussed above. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business is as follows:

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$1,893.2	$1,794.6	$98.6	5.5%
Less: precious metal content of sales	20.8	35.4	(14.6)	(41.2%)
Net sales, excluding precious metal content	1,872.4	1,759.2	113.2	6.4%
Sirona net sales (a)	—	160.7	(160.7)	NM
Merger related adjustments (b)	3.0	10.4	(7.4)	NM
Elimination of intercompany net sales	—	(0.4)	0.4	NM
Non-US GAAP Combined Business, net sales, excluding precious metal content	$1,875.4	$1,929.9	$(54.5)	(2.8%)
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

United States	$642.3	$644.4	$(2.1)	(0.3%)

Europe	759.1	682.1	77.0	11.3%

Rest of World	471.0	432.7	38.3	8.9%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region is as follows:

	Six Months Ended
	June 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$645.2	$774.9	$473.1	$1,893.2
Less: precious metal content of sales	2.9	15.8	2.1	20.8
Net sales, excluding precious metal content	642.3	759.1	471.0	1,872.4
Merger related adjustments (a)	3.0	—	—	3.0
Non-US GAAP net sales, excluding precious metal content	$645.3	$759.1	$471.0	$1,875.4
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

United States

Reported net sales, excluding precious metal content, decreased by 30 basis points for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $35 million as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at two distributors in the United States, that the Company believes is related to the transition in distribution strategy in North America for the six months ended June 30, 2016 as compared to the six months ended June 30, 2017 (see “Business Drivers” under this section for further detail). The decrease in net sales, excluding precious metal content, was partially offset by sales of $27.0 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017 as compared to the same period in 2016. Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, as result of transition challenges at our exclusive distributor.

For the six months ended June 30, 2017, sales of our Combined Businesses declined 9.6% on a constant currency basis. This includes a benefit of 1.3% from acquisitions, which results in a negative internal sales growth rate of 10.9%. The negative internal sales growth was driven by the Technologies segment. In the Company’s assessment,the negative internal sales growth in the Technologies segment was the result of the current six month period over the prior year six month period net changes in equipment inventory levels at two distributors as well as the impact of lower equipment sales to end-users discussed above.

Europe

Reported net sales, excluding precious metal content, increased by 11.3% for the six months ended June 30, 2017, as compared to the the six months ended June 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $53.8 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017, as compared to the same period in 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $7 million as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at a certain distributor in Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the six months ended June 30, 2017, sales of our Combined Businesses grew 5.3% on a constant currency basis. This includes a benefit of 3.2% from acquisitions, which results in internal growth of 2.1%. Net sales, excluding precious metal content, were negatively impacted by approximately 3.0% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, increased by 8.9% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $31.9 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $4 million as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at a certain distributor in Canada that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the six month period ended June 30, 2017, sales of our Combined Businesses decreased 40 basis points on a constant currency basis. This includes a benefit of 3.0% from acquisitions, which results in a negative internal sales growth rate of 3.4%. Net sales, excluding precious metal content, were negatively impacted by approximately 20 basis points due to the strengthening of the U.S. dollar over the prior year period. The negative growth was driven by lower demand in the Technologies segment.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Gross profit	$1,036.2	$945.8	$90.4	9.6%

Gross profit as a percentage of net sales, including precious metal content	54.7%	52.7%
Gross profit as a percentage of net sales, excluding precious metal content	55.3%	53.8%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 150 basis points for the six month period ended June 30, 2017 as compared to the same six month period ended June 30, 2016.

For the six months ended June 30, 2017, the improvement in the gross profit rate was primarily driven by net reductions in the roll-off of merger-related fair value adjustments and expenses of approximately 340 basis points. This increase was partially offset by approximately 130 basis points associated with the equipment businesses primarily as a result of lower sales related to the transition in distribution strategy, as well as 60 basis points primarily from unfavorable product mix and foreign currency impacts as compared to the six months ended June 30, 2016.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$822.3	$744.2	$78.1	10.5%
Goodwill impairment	1,092.9	—	1,092.9	NM
Restructuring and other costs	84.8	7.7	77.1	NM

SG&A as a percentage of net sales, including precious metal content	43.4%	41.5%
SG&A as a percentage of net sales, excluding precious metal content	43.9%	42.3%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2017 increased 160 basis points compared to the six months ended June 30, 2016. The comparison was negatively impacted by approximately 100 basis points as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at certain distributors. During the six months ended June 30, 2017, a reduction in business combination related costs partially offset by an increase in the amortization of purchased intangible assets favorably impacted the SG&A rate by 110 basis points as compared to the six months ended June 30, 2016. Additional rate increases of 170 basis points during the six months ended June 30, 2017 were primarily driven by the biennial trade show and other selling events, higher professional services and the effects of acquisitions as compared to the six months ended June 30, 2016.

Goodwill impairment

For the six months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. The charge is related to three reporting units in the Technologies segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Restructuring and other cost

The Company recorded net restructuring and other costs of $84.8 million for the six months ended June 30, 2017 compared to $7.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units that were impaired during the Company’s annual impairment testing. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2017	2016	Change

Net interest expense	$17.6	$17.6	$—
Other expense (income), net	6.8	(14.9)	21.7
Net interest and other expense	$24.4	$2.7	$21.7

Net Interest Expense

Net interest expense for the six months ended June 30, 2017 was the same as the six months ended June 30, 2016. Increased debt levels in 2017 were offset by lower average interest rates when compared to the prior year period.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2017 was expense of $6.8 million, comprised primarily of $3.3 million of currency transaction losses and non-operating expense of $3.5 million. Other expense (income), net for the six months ended June 30, 2016 was income of $14.9 million, comprised primarily of currency transaction gains of $10.9 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances at June 30, 2016, and non-operating income of $4.0 million including a $5.7 million gain on the sale of a business in the March 2016 quarter.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2017	2016	$ Change

(Benefit) provision for income taxes	$2.4	$(40.0)	$42.4

Effective income tax rate	NM	NM

Net (loss) income attributable to Dentsply Sirona	$(990.2)	$230.4	$(1,220.6)

Net (loss) income per common share - diluted	$(4.31)	$1.11
NM - Not meaningful

Provision for Income Taxes

For the six months ended June 30, 2017, income taxes were a net expense of $2.4 million as compared to a net benefit of $40.0 million in the six months ended June 30, 2016.

In the first six months of 2017, the Company recorded the following discrete tax items, $10.5 million of excess tax benefit related to employee share-based compensation, $12.7 million of tax expense related to enacted statutory rate changes and $0.1 million of tax expense related to other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the six months ended June 30, 2017.

Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the indefinite-lived intangible assets and non-deductible goodwill impairment charge the Company’s effective tax rate was 12.8%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

In the first six months of 2016, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $78.6 million, resulting from the Merger. The Company also recorded $4.6 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 17.8%. In addition, the effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first six months of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $1,308.1 million and $56.4 million, respectively. For the full year ended December 31, 2017, the Company estimates the non-US GAAP tax rate to be 17.5%.

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

Net (loss) income attributable to Dentsply Sirona

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

	Six Months Ended
	June 30, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(990.2)	$(4.31)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,182.8
Amortization of purchased intangible assets	91.8
Business combination related costs and fair value adjustments	30.1
Credit risk and fair value adjustments	3.4
Tax impact of the pre-tax non-US GAAP adjustments (a)	(57.2)
Subtotal non-US GAAP adjustments	1,250.9	5.36
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.07
Income tax related adjustments	3.6	0.01
Adjusted non-US GAAP net income	$264.3	$1.13

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the six months ended June 30, 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		229.4
Shares used in calculating diluted non-US GAAP net income per share		233.3

	Six Months Ended
	June 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$230.4	$1.11
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	131.2
Amortization of purchased intangible assets	65.4
Restructuring program related costs and other costs	4.3
Credit risk and fair value adjustments	2.9
Tax impact of the pre-tax non-US GAAP adjustments (a)	(53.0)
Subtotal non-US GAAP adjustments	150.8	0.72
Income tax related adjustments	(77.9)	(0.37)
Adjusted non-US GAAP net income	$303.3	$1.46

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

	Six Months Ended
	June 30, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(963.8)	(51.5)%
Restructuring program related costs and other costs	1,181.7	63.1%
Amortization of purchased intangible assets	91.8	4.9%
Business combination related costs and fair value adjustments	29.7	1.6%
Credit risk and fair value adjustments	3.4	0.2%
Adjusted non-US GAAP Operating Income	$342.8	18.3%

	Six Months Ended
	June 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$193.9	11.0%
Business combination related costs and fair value adjustments	130.8	7.4%
Amortization of purchased intangible assets	65.4	3.7%
Restructuring program related costs and other costs	9.2	0.5%
Credit risk and fair value adjustments	2.6	0.1%
Adjusted non-US GAAP Operating Income	$401.9	22.7%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$1,044.6	$997.5	$47.1	4.7%

Technologies	827.8	761.7	66.1	8.7%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2017	2016	$ Change	% Change

Dental and Healthcare Consumables	$298.7	$282.4	$16.3	5.8%

Technologies	119.0	165.9	(46.9)	(28.3%)

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment is as follows:

	Six Months Ended
	June 30, 2017
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$1,065.3	$827.9	$1,893.2
Less: precious metal content of sales	20.7	0.1	20.8
Net sales, excluding precious metal content	1,044.6	827.8	1,872.4
Merger related adjustments (a)	—	3.0	3.0
Non-US GAAP net sales, excluding precious metal content	$1,044.6	$830.8	$1,875.4
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

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 4.7% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $14.1 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017, as compared to the same period in 2016.

For the six month period ended June 30, 2017, sales of the Combined Businesses grew 3.0% on a constant currency basis. This includes a benefit of approximately 70 basis points from acquisitions, which results in internal growth of 2.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this segment reflects increased demand in all regions led by Europe.

The operating income increased $16.3 million or 5.8% for the six months ended June 30, 2017 as compared to 2016, which reflects increased demand primarily in Europe.

Technologies

Reported net sales, excluding precious metal content, increased 8.7% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $98.6 million as a result of the consolidation of two additional months of Sirona for the six months ended June 30, 2017 as compared to the same period in 2016. Net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $46 million as a result of net changes in equipment inventory levels in the current six month period as compared to the prior year six month period at certain distributors in North America and Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, primarily in the United States, as result of transition challenges at our exclusive distributor.

For the six month period ended June 30, 2017, sales of our Combined Businesses declined 6.7% on a constant currency basis. This includes a benefit of 4.6% from acquisitions, which results in a negative internal sales growth rate of 11.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar over the prior year period.

The operating income decreased $46.9 million or 28.3% for the six months ended June 30, 2017 as compared to the same period in 2016, which, based on the Company’s assessment, reflects the impact related to a change in net equipment inventory as well as the impact of lower equipment sales to end-users as previously discussed partially offset by the consolidation of two additional months of Sirona.

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

As a result of the annual impairment tests of goodwill and in conjunction with the preparation of the financial statements for the three months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million related to the CAD/CAM, Imaging and Treatment Center equipment reporting units all within the Technologies segment. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the WACC rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 5% at April 30, 2016, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2017, one reporting unit, within the Company’s Technologies segment, would have a fair value that would approximate net book value. Goodwill for that reporting unit totals $53.8 million at June 30, 2017.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was primarily driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

For the Company’s indefinite-lived assets that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2017, the fair value of these assets would still exceed their book value.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2017

The Company’s cash and cash equivalents decreased by $115.5 million to $268.4 million during the six months ended June 30, 2017 as a result of the items noted below.

The goodwill and indefinite-lived intangible asset impairment charges recorded during the six months ended June 30, 2017 resulted in a net loss of $990.6 million which is $1,221.8 million lower compared to net income of $231.2 million for the six months ended June 30, 2016. These impairment charges are non-cash and are added back to arrive at cash from operations. Cash flow from operating activities during the six months ended June 30, 2017 was $208.7 million compared to $188.1 million during the six months ended June 30, 2016. Cash from operations increased $20.6 million for the first six months of 2017 as compared to the same period in 2016 and was primarily related to two additional months of consolidated Sirona results, decreases in merger transaction related fees and integrations costs, a decrease in accounts receivables and lower tax payments. These increases in cash from operations were partially offset by the unfavorable impact of the transition in distribution strategy as well as increased inventory levels in the six months ended June 30, 2017 as compared to the same period in 2016. During the six month period in 2016, the Company paid approximately $40 million of merger transaction related fees and integration costs.

For the six months ended June 30, 2017, the number of days of sales outstanding in accounts receivable increased by 1 day to 59 days as compared to 58 days at December 31, 2016. On a constant currency basis, the number of days of sales in inventory increased by 17 days to 130 days at June 30, 2017 as compared to 113 days at December 31, 2016.

Cash used in investing activities during the first six months of 2017 included capital expenditures of $64.8 million as well as capital deployment of $125.2 million related to an acquisition and the purchase of intellectual property. The Company expects capital expenditures to be in the range of approximately $130 million to $150 million for the full year 2017.

Cash used in financing activities for the six months ended June 30, 2017 was primarily related to share repurchase activity and dividend payments, partially offset by proceeds from stock option exercises.

At June 30, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 2.4 million shares during the first six months of 2017 for $150.3 million. As of June 30, 2017, the Company held 35.2 million shares of treasury stock. The Company received proceeds of $45.4 million as a result of the exercise of 1.2 million of stock options during the six months ended June 30, 2017.

The Company's total borrowings increased by a net $76.8 million during the six months ended June 30, 2017, which includes an increase of $79.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2017, the Company's ratio of total net debt to total capitalization was 15.5% compared to 12.4% at December 31, 2016. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. The fourth annual installment in the amount of $8.8 million will be due in August 2017 and has been classified as current on the Consolidated Balance Sheet.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2017, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At June 30, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

The Company also has access to $53.6 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2017, the Company had $41.9 million outstanding under these short-term lines of credit. At June

30, 2017, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $545.0 million.

At June 30, 2017, the Company held $38.2 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At June 30, 2017, approximately $195.4 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due within the next twelve months utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in Part1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016.

The Company recognized a substantial goodwill impairment charge in the current period and may be required to recognize additional goodwill and intangible asset impairment charges in the future.
Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions (including with respect to the dental and medical device industries), net sales growth, gross profit rates, discount rates, earnings multiples and future cash flow projections. The Company has previously made disclosures about the fair values of certain reporting units and indefinite-lived intangible assets approximating the book values within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Judgments and Policies” of the Company’s most recently filed Form 10-K. Specifically included in the disclosures is one reporting unit within the Technologies segment as well as the four reporting units created in connection with the Merger (three within the Technologies segment and one within the Dental and Healthcare Consumables segment). Any changes to the assumptions and estimates made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in these five reporting units may not be recoverable

In connection with the Company’s annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company determined it was necessary to record a $1,092.9 million non-cash impairment charge related to goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units. The impairment takes into consideration the Company’s updated business outlook for the remainder of fiscal year 2017, pursuant to which the Company updated future assumptions and projections related to these reporting units. After updating the assumptions and projections, the Company then calculated an estimate of the fair value for these reporting units. As of June 30, 2017, the Company determined that three reporting units had an indication of impairment. In determining the impairment loss, the Company recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. See Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

The goodwill impairment analysis is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the U.S. and globally. If the assumptions and projections used in the analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as the year progresses, Company will need to continue to evaluate the carrying value of goodwill for these reporting units. Any additional impairment charges that the Company may take in the future could be material to Company’s results of operations and financial position.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on September 21, 2016.  During the quarter ended June 30, 2017, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Stock Repurchase Program

April 1, 2017 to April 30, 2017	0.8	$62.68	$49.9	3.8
May 1, 2017 to May 31, 2017	0.2	63.69	15.7	3.8
June 1, 2017 to June 30, 2017	—	—	—	3.8
	1.0	$62.92	$65.6

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Jeffrey T. Slovin	August 9, 2017
	Jeffrey T. Slovin	Date
Chief Executive Officer

/s/	Ulrich Michel	August 9, 2017
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer