Form 10-Q
period 2017-09-30
DENTSPLY SIRONA Inc.
filed 2017-11-09
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
October 26, 2017, DENTSPLY SIRONA Inc. had 229,682,907 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$1,009.2	$954.2	$2,902.4	$2,748.8
Cost of products sold	450.2	440.6	1,307.2	1,289.4

Gross profit	559.0	513.6	1,595.2	1,459.4
Selling, general and administrative expenses	430.5	379.1	1,252.8	1,123.3
Goodwill impairment	—	—	1,092.9	—
Restructuring and other costs	20.6	7.9	105.4	15.6

Operating income (loss)	107.9	126.6	(855.9)	320.5

Other income and expenses:
Interest expense	9.8	8.4	28.7	26.9
Interest income	(0.4)	(0.5)	(1.7)	(1.4)
Other expense (income), net	0.9	1.6	7.7	(13.3)

Income (loss) before income taxes	97.6	117.1	(890.6)	308.3
Provision (benefit) for income taxes	7.1	24.8	9.5	(15.2)

Net income (loss)	90.5	92.3	(900.1)	323.5

Less: Net (loss) income attributable to noncontrolling interests	(0.1)	(0.2)	(0.5)	0.6

Net income (loss) attributable to Dentsply Sirona	$90.6	$92.5	$(899.6)	$322.9

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.39	$0.40	$(3.92)	$1.51
Diluted	$0.39	$0.39	$(3.92)	$1.48

Weighted average common shares outstanding:
Basic	229.5	232.6	229.6	213.8
Diluted	233.1	236.3	229.6	217.4

Dividends declared per common share:	$0.0875	$0.0775	$0.2625	$0.2325
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$90.5	$92.3	$(900.1)	$323.5

Other comprehensive income (loss), net of tax:
Foreign currency translation gain	122.0	38.8	393.7	132.8
Net loss on derivative financial instruments	(3.5)	(4.2)	(9.3)	(20.5)
Pension liability gain	1.3	1.3	3.6	3.1
Total other comprehensive income (loss), net of tax	119.8	35.9	388.0	115.4

Total comprehensive income (loss)	210.3	128.2	(512.1)	438.9

Less: Comprehensive income attributable
to noncontrolling interests	0.3	0.5	0.4	1.4

Comprehensive income (loss) attributable to Dentsply Sirona	$210.0	$127.7	$(512.5)	$437.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$370.0	$383.9
Accounts and notes receivables-trade, net	734.4	636.0
Inventories, net	624.4	517.1
Prepaid expenses and other current assets, net	243.6	206.5

Total Current Assets	1,972.4	1,743.5

Property, plant and equipment, net	859.9	799.8
Identifiable intangible assets, net	3,109.2	2,957.6
Goodwill, net	5,074.9	5,952.0
Other noncurrent assets, net	182.6	102.9

Total Assets	$11,199.0	$11,555.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$249.0	$223.0
Accrued liabilities	538.3	462.7
Income taxes payable	39.7	60.8
Notes payable and current portion of long-term debt	21.4	21.1

Total Current Liabilities	848.4	767.6

Long-term debt	1,600.7	1,511.1
Deferred income taxes	818.2	751.7
Other noncurrent liabilities	441.9	399.5

Total Liabilities	3,709.2	3,429.9

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	2.6
400.0 million shares authorized at September 30, 2017 and December 31, 2016, respectively
264.5 million shares issued at September 30, 2017 and December 31, 2016, respectively
229.6 million and 230.1 million shares outstanding at September 30, 2017 and December 31, 2016, respectively
Capital in excess of par value	6,544.9	6,516.7
Retained earnings	2,986.0	3,948.0
Accumulated other comprehensive loss	(318.6)	(705.7)
Treasury stock, at cost, 34.9 million and 34.4 million shares at September 30, 2017 and December 31, 2016, respectively	(1,737.1)	(1,647.3)
Total Dentsply Sirona Equity	7,477.8	8,114.3

Noncontrolling interests	12.0	11.6

Total Equity	7,489.8	8,125.9

Total Liabilities and Equity	$11,199.0	$11,555.8
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(900.1)	$323.5

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	93.9	87.0
Amortization of intangible assets	140.5	109.9
Amortization of deferred financing costs	1.9	3.6
Goodwill impairment	1,092.9	—
Indefinite-lived intangible asset impairment	79.8	—
Deferred income taxes	(46.3)	(102.0)
Stock based compensation expense	40.8	29.4
Restructuring and other costs - non-cash	11.6	4.2
Stock option income tax benefit	—	(11.3)
Other non-cash income	(1.6)	(41.4)
Loss on disposal of property, plant and equipment	2.3	1.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(57.6)	(92.9)
Inventories, net	(67.3)	40.9
Prepaid expenses and other current assets, net	(60.2)	(22.7)
Other noncurrent assets, net	4.3	4.9
Accounts payable	9.1	(1.4)
Accrued liabilities	46.8	2.5
Income taxes	(24.1)	(8.7)
Other noncurrent liabilities	6.3	13.7

Net cash provided by operating activities	373.0	341.0

Cash flows from investing activities:

Capital expenditures	(98.6)	(79.0)
Cash assumed in Merger	—	522.3
Cash and deposits paid for acquisitions of businesses and equity investments, net of cash acquired	(135.9)	(341.8)
Cash received from sale of business or product line	—	6.0
Cash received on derivatives contracts	6.5	12.7
Cash paid on derivatives contracts	—	(15.7)
Expenditures for identifiable intangible assets	(6.7)	(1.1)
Purchase of short-term investments	(2.3)	—
Purchase of Company-owned life insurance policies	(0.9)	(1.7)
Proceeds from sale of property, plant and equipment, net	2.1	4.9

Net cash (used in) provided by investing activities	(235.8)	106.6

Cash flows from financing activities:

Increase (decrease) in short-term borrowings	1.4	(47.7)
Cash paid for treasury stock	(151.4)	(694.7)
Cash dividends paid	(58.2)	(46.7)
Proceeds from long-term borrowings	2.9	840.7
Repayments on long-term borrowings	(16.2)	(503.2)
Proceeds from exercised stock options	52.9	26.8
Excess tax benefits from stock based compensation	—	11.3

Net cash used in financing activities	(168.6)	(413.5)

Effect of exchange rate changes on cash and cash equivalents	17.5	12.0

Net (decrease) increase in cash and cash equivalents	(13.9)	46.1

Cash and cash equivalents at beginning of period	383.9	284.6

Cash and cash equivalents at end of period	$370.0	$330.7

Schedule of non-cash investing activities:
Merger financed by common stock	$—	$6,256.2
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	322.9	—	—	322.9	0.6	323.5

Other comprehensive income	—	—	—	114.6	—	114.6	0.8	115.4

Common stock issuance related to Merger	1.0	6,255.2				6,256.2	10.2	6,266.4
Exercise of stock options	—	(9.0)	—	—	35.6	26.6	—	26.6
Tax benefit from stock options exercised	—	11.3	—	—	—	11.3	—	11.3
Stock based compensation expense	—	29.4	—	—	—	29.4	—	29.4
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(699.6)	(699.6)	—	(699.6)
RSU distributions	—	(18.0)	—	—	10.8	(7.2)	—	(7.2)
RSU dividends	—	0.5	(0.5)	—	—	—	—	—
Cash dividends	—	—	(54.4)	—	—	(54.4)	—	(54.4)
Balance at September 30, 2016	$2.6	$6,509.3	$3,859.0	$(479.4)	$(1,547.4)	$8,344.1	$13.0	$8,357.1

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net loss	—	—	(899.6)	—	—	(899.6)	(0.5)	(900.1)

Other comprehensive income	—	—	—	387.1	—	387.1	0.9	388.0

Exercise of stock options	—	6.4	—	—	46.5	52.9	—	52.9
Stock based compensation expense	—	40.8	—	—	—	40.8	—	40.8
Reclassification on adoption of ASU No. 2016-09 (see Note 1)	—	1.0	(1.5)	—	—	(0.5)	—	(0.5)
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(150.3)	(150.3)	—	(150.3)
RSU distributions	—	(23.8)	—	—	10.7	(13.1)	—	(13.1)
RSU dividends	—	0.5	(0.5)	—	—	—	—	—
Cash dividends	—	—	(60.4)	—	—	(60.4)	—	(60.4)
Balance at September 30, 2017	$2.6	$6,544.9	$2,986.0	$(318.6)	$(1,737.1)	$7,477.8	$12.0	$7,489.8

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $24.4 million at September 30, 2017 and $22.7 million at December 31, 2016.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At September 30, 2017 and December 31, 2016, the fair value of the direct investment was $51.2 million and $63.4 million.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company has elected to apply the new guidance using the modified retrospective method. On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on January 1, 2018. The Company has completed its analysis of revenue areas that will be impacted by the adoption of this standard. The primary areas affected are the Company’s promotional and customer loyalty programs. The

Company is currently gathering and assessing the impact this standard will have on its financial position, results of operations, cash flows and disclosures. The Company is also in the process of implementing changes to systems, processes and internal controls to meet the standard update to reporting and disclosure requirements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This accounting standard seeks to simplify the accounting for all entities that issue stock-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company adopted this accounting standard for the quarter ended March 31, 2017, and as a result, the Company recorded $1.5 million of excess tax benefit related to employee share-based compensation as a component of income tax expense which impacted the current year tax provision. The Company elected to record forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures. As result of election to actual-basis forfeitures, the Company recorded a cumulative-effect adjustment of $1.0 million, net of tax, to “Capital in Excess of Par Value” and “Retained Earnings” in the Consolidated Statements of Changes in Equity related to prior year’s estimated forfeitures. In addition, the Company elected to adopt the cash flow classification of excess tax benefits on a prospective basis. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows.” This accounting standard seeks to clarify the presentation of eight specific cash flow issues in order to reduce diversity in practice. The topics of clarification include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this standard will not materially impact the Company’s presentation of its Consolidated Statements of Cash Flows.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation.” This newly issued accounting standard provides clarity and reduces both diversity in practice as well cost and complexity when applying Topic 718 “Stock Compensation” as it relates to changes in terms or conditions of share based payments. The amendments in this update provide guidance about what changes to a share based payment should be considered substantive and therefore require modification accounting. More specifically, this update requires entities to apply modification accounting unless the modified awards fair value, vesting conditions and award classification as an equity or liability instrument all remain the same as the original award. The amendments in this update are required for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact that this standard will have on its results of operations, financial position, cash flows and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging.” This newly issued accounting standard improves the financial reporting and disclosure of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update make improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users and other stakeholders. More specifically, this update expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update are required for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Stock option expense	$7.5	$2.7	$12.7	$7.7
RSU expense	11.4	9.1	27.1	20.7
Total stock based compensation expense	$18.9	$11.8	$39.8	$28.4

Related deferred income tax benefit	$5.9	$3.0	$11.7	$7.1

For the three and nine months ended September 30, 2017, stock compensation expense of $18.9 million and $39.8 million, respectively, of which, $18.7 million and $39.2 million, respectively, was recorded in Selling, general and administrative expenses and $0.2 million and $0.6 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, stock compensation expense of $11.8 million and $28.4 million, respectively, of which $11.6 million and $28.0 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.4 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Foreign currency translation gains	$129.0	$42.2	$433.7	$149.4
Foreign currency translation loss on hedges of net investments	(7.2)	(4.1)	(40.9)	(17.4)

These amounts are recorded in Accumulated other comprehensive loss (“AOCI”), net of any related tax adjustments. At September 30, 2017 and December 31, 2016, the cumulative tax adjustments were $197.8 million and $166.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation gains of $21.3 million and losses of $412.4 million at September 30, 2017 and December 31, 2016, respectively, and cumulative losses on loans designated as hedges of net investments of $119.0 million and $78.1 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2017 and 2016:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	363.0	(9.0)	(3.8)	—	350.2
Tax (expense) benefit	29.8	0.9	0.7	—	31.4
Other comprehensive income (loss), net of tax, before reclassifications	392.8	(8.1)	(3.1)	—	381.6
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1.9	—	3.6	5.5
Net increase (decrease) in other comprehensive income	392.8	(6.2)	(3.1)	3.6	387.1
Balance, net of tax, at September 30, 2017	$(97.7)	$(9.4)	$(119.9)	$(91.6)	$(318.6)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive (loss) income before reclassifications and tax impact	119.9	(6.7)	(21.6)	0.6	92.2
Tax (expense) benefit	12.1	2.0	8.3	(0.2)	22.2
Other comprehensive (loss) income, net of tax, before reclassifications	132.0	(4.7)	(13.3)	0.4	114.4
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(2.5)	—	2.7	0.2
Net (decrease) increase in other comprehensive income	132.0	(7.2)	(13.3)	3.1	114.6
Balance, net of tax, at September 30, 2016	$(269.2)	$(8.4)	$(123.5)	$(78.3)	$(479.4)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
	2017	2016

Gain and (loss) on derivative financial instruments:
Interest rate swaps	$(0.6)	$(0.4)	Interest expense
Foreign exchange forward contracts	(1.6)	—	Cost of products sold
Net (loss) gain before tax	(2.2)	(0.4)
Tax impact	0.4	0.1	Provision (benefit) for income taxes
Net (loss) gain after tax	$(1.8)	$(0.3)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of net actuarial losses	$(1.8)	$(1.4)	(a)
Net loss before tax	(1.8)	(1.4)
Tax impact	0.5	0.5	Provision (benefit) for income taxes
Net loss after tax	$(1.3)	$(0.9)

Total reclassifications for the period	$(3.1)	$(1.2)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended September 30, 2017 and 2016 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Nine Months Ended
	2017	2016

Gain and (loss) on derivative financial instruments:
Interest rate swaps	$(1.7)	$(2.4)	Interest expense
Foreign exchange forward contracts	(0.7)	5.2	Cost of products sold
Foreign exchange forward contracts	—	0.1	SG&A expenses
Commodity contracts	—	(0.1)	Cost of products sold
Net (loss) gain before tax	(2.4)	2.8
Tax impact	0.5	(0.3)	Provision (benefit) for income taxes
Net (loss) gain after tax	$(1.9)	$2.5

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(5.2)	(4.0)	(a)
Net loss before tax	(5.1)	(3.9)
Tax impact	1.5	1.2	Provision (benefit) for income taxes
Net loss after tax	$(3.6)	$(2.7)

Total reclassifications for the period	$(5.5)	$(0.2)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2017 and 2016 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2017	2016	2017	2016

Net income (loss) attributable to Dentsply Sirona	$90.6	$92.5	$(899.6)	$322.9

Weighted average common shares outstanding	229.5	232.6	229.6	213.8

Earnings (loss) per common share - basic	$0.39	$0.40	$(3.92)	$1.51

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income (loss) attributable to Dentsply Sirona	$90.6	$92.5	$(899.6)	$322.9

Weighted average common shares outstanding	229.5	232.6	229.6	213.8
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	3.6	3.7	—	3.6
Total weighted average diluted shares outstanding	233.1	236.3	229.6	217.4

Earnings (loss) per common share - diluted	$0.39	$0.39	$(3.92)	$1.48

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.8 million and 1.1 million shares of common stock that were outstanding during the three and nine months ended September 30, 2017, respectively, because their effect would be antidilutive. There were 0.5 million and 0.7 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2016, respectively.

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

The $3,758.1 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company.  Goodwill of $1,362.5 million has been assigned to the Company's Imaging, Treatment Centers & Orthodontics segment, $2,286.5 million has been assigned to the Company’s Implants, CAD/CAM, Prosthetics & Healthcare segment and $109.1 million has been assigned to the Company’s Chairside Consumables & Endodontics segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $811.0 million and operating loss of $1,052.7 million to the Company's Consolidated Statements of Operations during the period from January 1, 2017 to September 30, 2017. The operating loss includes a goodwill impairment charge of $1,092.9 million and an indefinite-lived intangible asset impairment charge of $79.8 million. For the period from February 29, 2016 to September 30, 2016, Sirona contributed net sales of $735.2 million and operating income of $162.4 million.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The following unaudited pro forma financial information for the three and nine months ended September 30, 2016, has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Merger occurred on January 1, 2015, nor are they indicative of any future results.

	Pro forma - unaudited
	Three Months Ended	Nine Months Ended
(in millions, except per share amount)	2016	2016

Net sales	$955.8	$2,917.9
Net income attributable to Dentsply Sirona	$94.0	$328.9
Diluted earnings per common share	$0.40	$1.39

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

During the quarter ended June 30, 2017, the Company acquired RTD, a privately-held France-based manufacturer of endodontic posts for $132.0 million which is subject to final purchase price adjustments. At June 30, 2017, the Company recorded a preliminary estimate of $84.7 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.
Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$23.6	15
Developed technology and patents	23.6	15
Trade names and trademarks	9.0	Indefinite
Total	$56.2

The results of operation for this business have been included in the accompanying financial statements as of the effective date of the transaction. The purchase price has been assigned on the basis of the preliminary estimate of the fair values of assets acquired and liabilities assumed. This transaction was not material to the Company’s net sales and net (loss) income attributable to Dentsply Sirona for the quarter ended September 30, 2017.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 92% of net sales for the three and nine months ended September 30, 2017 and September 30, 2016.

The operating businesses are combined into three operating groups, which generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K, in the summary of significant accounting policies.

The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment adjusted operating income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, which is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure. Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-US GAAP measure. A description of the products and services provided within each of the Company’s three operating segments is provided below.

During the September 30, 2017 quarter, the Company realigned reporting responsibilities for multiple businesses as a result of a retirement of one of the Company’s Chief Operating Officers. The Company changed from two operating segments to three. Segment information below reflects the revised structure for all periods shown.

Implants, CAD/CAM, Prosthetics & Healthcare

This segment is responsible for the worldwide design, manufacture, sales and distribution of certain dental technology and healthcare consumable products which includes dental implants, CAD/CAM systems and laboratory dental products as well as consumable medical device products.

Chairside Consumables & Endodontics

This segment is responsible for the worldwide design, manufacture, sales and distribution of dental consumable products which includes preventive, restorative, instruments and endodontic products.

Imaging, Treatment Centers & Orthodontics

This segment is responsible for the worldwide design, manufacture, sales and distribution of certain dental technology products which includes imaging systems, treatment centers and orthodontic products.

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2017 and 2016:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Implants, CAD/CAM, Prosthetics & Healthcare	$394.8	$382.8	$1,156.2	$1,112.1
Chairside Consumables & Endodontics	412.6	383.5	1,213.4	1,151.1
Imaging, Treatment Centers & Orthodontics	201.8	187.9	532.8	485.6
Total net sales	$1,009.2	$954.2	$2,902.4	$2,748.8

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Implants, CAD/CAM, Prosthetics & Healthcare	$385.4	$367.8	$1,126.0	$1,061.7
Chairside Consumables & Endodontics	412.6	383.5	1,213.4	1,151.1
Imaging, Treatment Centers & Orthodontics	201.8	187.9	532.8	485.6
Total net sales, excluding precious metal content	999.8	939.2	2,872.2	2,698.4
Precious metal content of sales	9.4	15.0	30.2	50.4
Total net sales, including precious metal content	$1,009.2	$954.2	$2,902.4	$2,748.8

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Implants, CAD/CAM, Prosthetics & Healthcare	$85.2	$84.2	$222.1	$221.8
Chairside Consumables & Endodontics	126.9	110.8	367.7	302.6
Imaging, Treatment Centers & Orthodontics	40.0	23.0	48.9	47.3
Segment adjusted operating income before income taxes and interest	252.1	218.0	638.7	571.7

Reconciling items expense (income):
All Other (a)	73.3	37.7	151.4	122.2
Goodwill impairment	—	—	1,092.9	—
Restructuring and other costs	20.6	7.9	105.4	15.6
Interest expense	9.8	8.4	28.7	26.9
Interest income	(0.4)	(0.5)	(1.7)	(1.4)
Other expense (income), net	0.9	1.6	7.7	(13.3)
Amortization of intangible assets	48.7	44.4	140.5	109.9
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.6	1.4	4.4	3.5
Income (loss) before income taxes	$97.6	$117.1	$(890.6)	$308.3
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2017 and December 31, 2016 were $12.3 million and $8.6 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2017 and December 31, 2016 by $9.6 million and $6.8 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	September 30, 2017	December 31, 2016

Finished goods	$387.7	$311.3
Work-in-process	91.3	77.1
Raw materials and supplies	145.4	128.7
Inventories, net	$624.4	$517.1

The inventory valuation allowance was $57.3 million and $37.5 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and nine months ended September 30, 2017 and 2016:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Service cost	$4.0	$3.8	$11.7	$11.5
Interest cost	1.9	2.0	5.4	5.8
Expected return on plan assets	(1.2)	(1.2)	(3.5)	(3.6)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	1.8	1.3	5.1	3.8
Curtailment and settlement loss	—	1.2	—	1.2
Net periodic benefit cost	$6.5	$7.1	$18.6	$18.6

Other Postemployment Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2017	2016	2017	2016

Service cost	$0.1	$—	$0.3	$0.2
Interest cost	0.2	0.1	0.4	0.4
Amortization of net actuarial loss	—	0.1	0.1	0.2
Net periodic benefit cost	$0.3	$0.2	$0.8	$0.8

The following sets forth the information related to the contributions to the Company’s benefit plans for 2017:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through September 30, 2017	$13.9	$0.7
Expected contributions for the remainder of the year	4.3	0.3
Total actual and expected contributions	$18.2	$1.0

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2017, the Company recorded net restructuring costs and other costs of $20.6 million and $105.4 million, respectively, which includes net restructuring costs of $12.7 million and $16.5 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded net restructuring costs and other costs of $7.9 million and $15.6 million, respectively. These costs are recorded in Restructuring and other costs on the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities on the Consolidated Balance Sheets.

At September 30, 2017, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$20.6	$8.2	$—	$28.8
Provisions	0.5	(0.2)	12.7	13.0
Amounts applied	(8.7)	(5.0)	(1.9)	(15.6)
Change in estimates	(0.7)	(0.6)	—	(1.3)
Balance at September 30, 2017	$11.7	$2.4	$10.8	$24.9

	Lease/Contract Terminations
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$2.7	$0.3	$—	$3.0
Provisions	0.7	—	0.1	0.8
Amounts applied	(1.8)	(0.2)	(0.1)	(2.1)
Change in estimates	(0.1)	—	—	(0.1)
Balance at September 30, 2017	$1.5	$0.1	$—	$1.6

	Other Restructuring Costs
(in millions)	2015 and Prior Plans	2016 Plans	2017 Plans	Total

Balance at December 31, 2016	$0.5	$0.2	$—	$0.7
Provisions	0.9	1.8	0.9	3.6
Amounts applied	(1.0)	(1.8)	(0.6)	(3.4)
Change in estimate	0.5	—	—	0.5
Balance at September 30, 2017	$0.9	$0.2	$0.3	$1.4

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2016	Provisions	Amounts Applied	Change in Estimates	September 30, 2017

Implants, CAD/CAM, Prosthetics & Healthcare	$22.1	$7.0	$(13.7)	$(0.8)	$14.6
Chairside Consumables & Endodontics	9.3	9.0	(6.3)	0.1	12.1
Imaging, Treatment Centers & Orthodontics	1.0	0.7	(0.4)	—	1.3
All Other	0.1	0.7	(0.7)	(0.2)	(0.1)
Total	$32.5	$17.4	$(21.1)	$(0.9)	$27.9

As announced in October 2016, the Company is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s three segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the remaining cost of these initiatives to be approximately $90 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years. In October 2017, the Company reached an agreement with certain labor groups related to these restructuring activities which will result in an expense of approximately $25 million in the fourth quarter of 2017.

Other Costs

Other costs for the three and nine months ended September 30, 2017 were $7.9 million and $88.9 million, respectively. For the three months ended September 30, 2017 other costs were primarily related to legal settlements. The Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017. The impaired indefinite-lived intangibles are tradenames and trademarks related to one reporting unit in the Implants, CAD/CAM, Prosthetics & Healthcare segment and one reporting unit in the Imaging, Treatment Centers & Orthodontics segment. For further information, see Note 14, Goodwill and Intangibles.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2017 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$274.7	$92.1
Interest rate swaps	111.6	—
Total derivative instruments designated as cash flow hedges	$386.3	$92.1

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Other expense (income), net on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs, Japanese yen and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At September 30, 2017, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

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

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2017 and 2016:

	September 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(0.6)	$—
Foreign exchange forward contracts	(6.4)	Cost of products sold	(1.6)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$(6.5)		$(2.2)	$(0.3)

	September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$0.6	Interest expense	$(0.4)	$—
Foreign exchange forward contracts	(2.6)	Cost of products sold	—	—
Commodity contracts	(0.1)	Cost of products sold	—	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total for cash flow hedging	$(2.1)		$(0.4)	$(0.5)

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(1.7)	$—
Foreign exchange forward contracts	(9.0)	Cost of products sold	(0.7)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.8)
Total in cash flow hedging	$(9.1)		$(2.4)	$(0.8)

	September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.9)	Interest expense	$(2.4)	$—
Foreign exchange forward contracts	(5.7)	Cost of products sold	5.2	—
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1	—
Commodity contracts	0.1	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$(6.7)		$2.8	$(0.3)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At September 30, 2017, the Company expects to reclassify $5.2 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2017 and 2016:

	September 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(0.4)	Other expense (income), net	$1.3
Total for net investment hedging	$(0.4)		$1.3

	September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(4.4)	Other expense (income), net	$1.2
Total for net investment hedging	$(4.4)		$1.2

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(3.8)	Other expense (income), net	$2.1
Total for net investment hedging	$(3.8)		$2.1

	September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(21.6)	Other expense (income), net	$5.9
Total for net investment hedging	$(21.6)		$5.9

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$324.3	$324.3
Interest rate swaps	0.4	0.4
Total for instruments not designated as hedges	$324.7	$324.7

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2017 and 2016:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2017	2016

Foreign exchange forward contracts (a)	Other expense (income), net	$(1.7)	$(4.7)
Total for instruments not designated as hedges		$(1.7)	$(4.7)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Nine Months Ended
(in millions)		2017	2016

Foreign exchange forward contracts (a)	Other expense (income), net	$(6.8)	$(12.2)
Total for instruments not designated as hedges		$(6.8)	$(12.2)
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

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2.0	$0.1	$6.6	$1.4
Interest rate swaps	—	—	0.3	0.2
Total	$2.0	$0.1	$6.9	$1.6

Not Designated as Hedges

Foreign exchange forward contracts	$2.6	$—	$2.9	$—
Total	$2.6	$—	$2.9	$—

	December 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$12.8	$0.6	$1.0	$—
Interest rate swaps	—	—	0.2	0.3
Total	$12.8	$0.6	$1.2	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.3	$—	$1.5	$—
Total	$1.3	$—	$1.5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4.7	$—	$4.7	$(4.0)	$—	$0.7
Total Assets	$4.7	$—	$4.7	$(4.0)	$—	$0.7

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.9	$—	$10.9	$(3.9)	$—	$7.0
Interest rate swaps	0.5	—	0.5	(0.1)	—	0.4
Total Liabilities	$11.4	$—	$11.4	$(4.0)	$—	$7.4

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$(2.8)	$—	$11.9
Total Assets	$14.7	$—	$14.7	$(2.8)	$—	$11.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
Interest rate swaps	0.5	—	0.5	(0.3)	—	0.2
Total Liabilities	$3.0	$—	$3.0	$(2.8)	$—	$0.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, was $1,623.3 million and $1,609.8 million, respectively at September 30, 2017.  At December 31, 2016, the Company estimated the fair value and carrying value, including the current portion, was $1,525.7 million and $1,522.2 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.7	$—	$4.7	$—
Total assets	$4.7	$—	$4.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	10.9	—	10.9	—
Contingent considerations on acquisitions	9.0	—	—	9.0
Total liabilities	$20.4	$—	$11.4	$9.0

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$—
Total assets	$14.7	$—	$14.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	2.5	—	2.5	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$10.6	$—	$3.0	$7.6

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

The Company’s Level 3 liabilities at September 30, 2017 and December 31, 2016 are related to earn-out obligations on prior acquisitions. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance at December 31, 2016	$7.6
Fair value adjustment:
Reported in Other expense (income), net	0.6
Effect of exchange rate changes	0.8
Balance at September 30, 2017	$9.0

For the nine months ended September 30, 2017, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the quarter, the Company recorded the following discrete tax items, $1.5 million of excess tax benefit related to employee share-based compensation, $0.3 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense for other discrete tax matters.

During the first nine months of 2017, the Company recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the three months ended June 30, 2017. The goodwill impairment charge is non-deductible for income tax purposes. For further information, see Note 14, Goodwill and Intangibles.

During the first nine months of 2016, the Company recorded a tax benefit from the release of a valuation allowance of approximately $77.1 million as a result of the Merger related to previously unrecognized tax assets on foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary. In addition, for the three months ended September 30, 2016, the Company recorded $5.1 million of tax expense related to other discrete tax matters, and for the nine months ended September 30, 2016 recorded $9.6 million of tax expense related to other discrete tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2017, the Company was in compliance with all debt covenants.

On August 28, 2017 the Company paid the annual principal payment of $8.8 million representing a 5% mandatory principal payment due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. The fifth annual installment in the amount of $8.8 million will be due in August 2018 and has been classified as current on the Consolidated Balance Sheet.

At September 30, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

At September 30, 2017, the Company had $542.2 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

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

As a result of updating the estimates and assumptions following recent changes in circumstances, and in connection with the annual impairment tests of goodwill and the preparation of the financial statements for the three months ended June 30, 2017, the Company determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units were impaired. As a result, the Company recorded a goodwill impairment charge of $1,092.9 million. The CAD/CAM reporting unit is within the Implants, CAD/CAM, Prosthetics & Healthcare segment and the Imaging and Treatment Center reporting units are within the Imaging, Treatment Centers & Orthodontics segment. At September 30, 2017, the Company did not identify any impairment triggers related to these reporting units.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. At September 30, 2017, the Company did not identify any impairment triggers for the indefinite-lived intangibles assets related to the reporting units noted above.

In conjunction with the goodwill and indefinite-lived intangibles impairment test, the Company utilized its best estimate of future revenue growth and operating margin rates as of April 30, 2017. Given the uncertainty in the new distribution agreements, these estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time.

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Implants, CAD/CAM, Prosthetics & Healthcare	Chairside Consumables & Endodontics	Imaging, Treatment Centers & Orthodontics	Total

Balance at December 31, 2016	$3,843.2	$662.3	$1,446.5	$5,952.0
Acquisition related additions	—	85.4	—	85.4
Measurement period adjustments on prior acquisitions	(1.0)	—	(18.7)	(19.7)
Impairment	(459.9)	—	(633.0)	(1,092.9)
Effects of exchange rate changes	90.6	55.9	3.6	150.1
Balance at September 30, 2017	$3,472.9	$803.6	$798.4	$5,074.9

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,342.3	$(273.6)	$1,068.7	$1,189.5	$(177.3)	$1,012.2
Trademarks	81.1	(45.2)	35.9	65.3	(38.7)	26.6
Licensing agreements	31.1	(24.5)	6.6	33.5	(26.7)	6.8
Customer relationships	1,104.6	(251.1)	853.5	1,004.8	(181.2)	823.6
Total definite-lived	$2,559.1	$(594.4)	$1,964.7	$2,293.1	$(423.9)	$1,869.2

Indefinite-lived Trademarks and In-process R&D	$1,144.5	$—	$1,144.5	$1,088.4	$—	$1,088.4

Total identifiable intangible assets	$3,703.6	$(594.4)	$3,109.2	$3,381.5	$(423.9)	$2,957.6

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

On December 12, 2006, Carole Hildebrand, DDS, and Robert Jaffin, DDS, filed a Complaint in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The same law firm that filed the Weinstat case in California filed this case.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from alleged misrepresentations about the potential uses of the product because the Company cannot assure the delivery of potable or sterile water through the device. The Court granted the Company’s Motion for Dismissal of the case for lack of jurisdiction. Following that dismissal, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations. The plaintiffs moved to have the case certified as a class action and the Company objected. The Court granted the Company’s Motion to Dismiss plaintiffs’ New

Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim. The Court subsequently denied the Company’s Motion for Summary Judgment on the express warranty claim.  The Court held hearings during 2016 on plaintiffs’ class certification motion.  On July 24, 2017, the Court issued a Memorandum Opinion and Order denying class certification on multiple, independently sufficient grounds. On October 6, 2017, the parties to the lawsuit filed a Stipulation of Dismissal, dismissing all claims with prejudice, with the plaintiffs agreeing to pay the Company’s costs associated with the litigation.

The Company does not believe a loss is probable related to the above litigation. Further, a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations, financial position or liquidity could be materially impacted.

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On September 1, 2016, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations was tolled to May 1, 2017. On August 17, 2017, the Company entered into a new tolling agreement, which tolls the statute of limitations to November 30, 2017. The Company's discussions with OFAC to resolve this matter are ongoing.

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

The SEC’s Division of Enforcement has asked the Company to provide documents and information concerning the Company’s accounting and disclosures. The Company is cooperating with the SEC’s investigation. The Company is unable to predict the ultimate outcome of this matter, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Following Sirona’s acquisition of Arges Imaging, Inc. (“Arges”) in 2011, certain prior shareholders (the “Arges Shareholders”) of Arges filed a demand for arbitration with the American Arbitration Association alleging that Sirona violated certain provisions of the related merger agreement. In January 2016, an interim award was made to the Arges Shareholders, which was subsequently affirmed by the district court for the Southern District of New York. The Company subsequently appealed the decision. In October 2017, the Company entered into a Settlement Agreement, pursuant to which the Company agreed to pay the Arges Shareholders approximately $6.5 million. Settlement costs associated with this agreement are included in Restructuring and other costs on the Consolidated Statements of Operation for the period ended September 30, 2017.

On May 5, 2015, Roth Licensing, LLC (“Roth Licensing”) filed a demand for arbitration alleging that GAC International, LLC, a subsidiary of the Company (“GAC”), infringes a registered trademark of Roth Licensing pursuant to the Lanham Act, California Civil Code Section 3344.1, and certain other common law causes of action.  On August 9, 2017, the arbitrator issued an interim decision on liability finding that GAC had willfully infringed the registered trademark of Roth Licensing.  On November 8, 2017, the arbitrator served his Final Award on damages (dated November 2, 2017) awarding Roth Licensing approximately $16.0 million for damages, attorneys’ fees and costs as well as injunctive relief regarding the ROTH mark and any reproduction, counterfeit, copy, or colorable imitation of the ROTH mark and Dr. Roth’s image.  The Company believes the arbitrator’s decision exceeded the scope of the arbitration agreement, and it intends to contest the award.

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

OVERVIEW

Highlights

•
For the three months ended September 30, 2017, the Company reported a sales increase of 5.8%, on a constant currency basis sales increased 4.3% and internal growth was 2.4%. Based on the Company’s estimate, both constant currency and internal sales growth were favorably impacted by approximately $8 million as a result of current quarter over prior year quarter net changes in equipment inventory levels at certain distributors in North America and Europe. Based on the Company’s estimate, inventory held by these distributors increased by approximately $28 million during the current three month period compared to an increase of approximately $20 million in the same three month period in 2016.

•
On a geographic basis, the Company generated constant currency sales growth of 8.4% in the United States and 4.0% in Europe while the Rest of World region generated a decline of 0.7% for the three month period ended September 30, 2017. U.S. sales growth benefited from the expansion of distribution of our equipment which commenced on September 1.

•
For the three months ended September 30, 2017 the Company generated earnings per diluted share of $0.39 matching the earnings per diluted share of $0.39 for the three months ended September 30, 2016. This largely reflects the impact of higher operating expense mostly offset by improved gross profit (including the impact of distribution channel transition) and a favorable effective tax rate. On an adjusted basis (a non-US GAAP measure as reconciled under Net income (loss) attributable to Dentsply Sirona below) for the three months ended September 30, 2017 earnings per diluted share was $0.70 as compared to $0.66 earnings per diluted share for the three months ended September 30, 2016.

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

BUSINESS

The Company operates in three business segments:

The Implants, CAD/CAM, Prosthetics & Healthcare segment is responsible for the worldwide design, manufacture, sales and distribution of certain dental technology and healthcare consumable products which includes dental implants, CAD/CAM systems and laboratory dental products as well as consumable medical device products.

The Chairside Consumables & Endodontics segment is responsible for the worldwide design, manufacture, sales and distribution of dental consumable products which includes preventive, restorative, instruments and endodontic products.

The Imaging, Treatment Centers & Orthodontics segment is responsible for the worldwide design, manufacture, sales and distribution of certain dental technology products which includes imaging systems, treatment centers and orthodontic products.

During the September 30, 2017 quarter, the Company realigned reporting responsibilities for multiple businesses as a result of a retirement of one of the Company’s Chief Operating Officers. The Company changed from two operating segments to three. Segment information below reflects the revised structure for all periods shown.

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

As announced in October 2016, the Company is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s three segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company continues to initiate similar actions in other regions of the world. The Company estimates the remaining cost of these initiatives to be approximately $90 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years. In October 2017, the Company reached an agreement with certain labor groups related to these restructuring activities which will result in an expense of approximately $25 million in the fourth quarter of 2017.

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

The Company had two exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the marketing and sales of certain legacy Sirona products and equipment in the United States and Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter of 2016, Patterson’s decision not to extend the exclusivity beyond September 2017 was announced. Following that announcement, in May 2017, the Company entered into a new three-year agreement with Patterson whereby Patterson would continue to distribute the Company’s equipment lines in the United States on a non-exclusive basis. In the second quarter of 2017, the Company also entered into two separate multi-year agreements with Henry Schein, Inc. (“Henry Schein”) for the distribution of the Company’s equipment lines in the United States and Canada. While the agreement with Henry Schein with respect to the United States was effective September 1, 2017, the agreement relating to Canada was effective June 2017. The Company began shipping initial stocking orders for the equipment products to Henry Schein under the agreements in the second quarter of 2017 and expects orders will continue through the balance of 2017. During the second quarter of 2017, the Company also modified its distribution agreement with Henry Schein with respect to the distribution of certain products in France. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales in the first nine months of 2017 by approximately $37 million. Based on the Company’s estimate, distributor inventories increased during the first nine months of 2016 by approximately $36 million primarily associated with certain distributors making minimum purchase targets required in order to maintain exclusivity. Inventory held by distributors decreased during the first nine months of 2017 by approximately $1 million, based on the Company’s estimate. At this time, the Company estimates that net changes in distributor inventories will decrease the Company’s sales by approximately $25 million to $30 million for the balance of 2017, which is similar to the impact in the last three months of 2016.

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

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the nine months ended September 30, 2017, net sales, excluding precious metal content, were unfavorably impacted by approximately 0.2%. Excluding periodic revaluation of balance sheet exposures, earnings per diluted common share were unfavorably impacted by approximately $0.04 due to movements in foreign currency exchange rates when compared to the same period in 2016.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2017 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2016

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

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$1,009.2	$954.2	$55.0	5.8%
Less: precious metal content of sales	9.4	15.0	(5.6)	(37.3%)
Net sales, excluding precious metal content	$999.8	$939.2	$60.6	6.5%

Net sales, excluding precious metal content, for the three months ended September 30, 2017 were $999.8 million, an increase of $60.6 million from the three months ended September 30, 2016. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $8 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors increased by approximately $28 million during the current three month period compared to an increase of approximately $20 million in the same three month period in 2016. The inventory increase in the current three month period was more than anticipated, in the Company’s assessment, as a result of higher than expected initial stocking inventory purchases in the U.S. The Company expects net sales to be negatively impacted by an offsetting reduction of inventory in the fourth quarter.

Sales related to precious metal content declined 37.3% in the quarter as compared to the same three month period in 2016, which was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

For the three months ended September 30, 2017, net sales, excluding precious metal content, increased 4.3% on a constant currency basis. This includes a benefit of 1.9% from acquisitions, which results in internal sales growth of 2.4%. Net sales, excluding precious metal content, were positively impacted by approximately 2.1% due to the weakening of the U.S. dollar over the prior year period. Internal sales growth was primarily driven by the Chairside Consumables & Endodontics as well as the Imaging, Treatment Centers & Orthodontics segments. Based on the Company’s assessment, the internal sales growth of the Imaging, Treatment Centers & Orthodontics segment was primarily driven by the net changes in equipment inventory levels in the current quarter over the prior year quarter as discussed above. A reconciliation of reported net sales to net sales, excluding precious metal content, is as follows:

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$1,009.2	$954.2	$55.0	5.8%
Less: precious metal content of sales	9.4	15.0	(5.6)	(37.3%)
Net sales, excluding precious metal content	999.8	939.2	60.6	6.5%
Merger related adjustments (a)	1.0	1.6	(0.6)	(37.5%)
Non-US GAAP net sales, excluding precious metal content	$1,000.8	$940.8	$60.0	6.4%
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

United States	$362.3	$334.2	$28.1	8.4%

Europe	379.6	348.3	31.3	9.0%

Rest of World	257.9	256.7	1.2	0.5%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	September 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$363.8	$386.6	$258.8	$1,009.2
Less: precious metal content of sales	1.5	7.0	0.9	9.4
Net sales, excluding precious metal content	362.3	379.6	257.9	999.8
Merger related adjustments (a)	1.0	—	—	1.0
Non-US GAAP net sales, excluding precious metal content	$363.3	$379.6	$257.9	$1,000.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	September 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$335.6	$357.2	$261.4	$954.2
Less: precious metal content of sales	1.4	8.9	4.7	15.0
Net sales, excluding precious metal content	334.2	348.3	256.7	939.2
Merger related adjustments (a)	1.1	0.5	—	1.6
Non-US GAAP net sales, excluding precious metal content	$335.3	$348.8	$256.7	$940.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

United States

Reported net sales, excluding precious metal content, increased by 8.4% in the third quarter of 2017 as compared to the third quarter of 2016. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $18 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at two distributors in the United States related to the transition in distribution strategy (see “Business

Drivers” under this section for further detail). The inventory increase in the current three month period was approximately $16 million more than anticipated, in the Company’s assessment, as a result of higher than expected initial stocking inventory purchases. The Company expects net sales to be negatively impacted by an offsetting reduction of inventory in the fourth quarter.

For the three month period ended September 30, 2017, sales increased 8.4% on a constant currency basis. This includes a benefit of 1.3% from acquisitions, which results in internal sales growth of 7.1%. Internal sales growth was driven by all segments led by the Imaging, Treatment Center & Orthodontics segment. Based on the Company’s assessment, the internal sales growth was primarily a result of the current quarter over prior year quarter net changes in equipment inventory levels at certain distributors.

Europe

Reported net sales, excluding precious metal content, increased by 9.0% in the third quarter of 2017 as compared to the third quarter of 2016, which was positively impacted by approximately 4.8% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $5 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at a certain distributor in Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the three month period ended September 30, 2017, sales increased 4.0% on a constant currency basis. This includes a benefit of 2.3% from acquisitions, which results in internal sales growth of 1.7%. Internal sales growth was driven by the Chairside Consumables & Endodontics and Imaging, Treatment Center & Orthodontics segments partially offset by the Implants, CAD/CAM, Prosthetics & Healthcare segment. Based on the Company’s assessment, the positive internal sales growth was negatively impacted by the current quarter over prior year quarter net changes in equipment inventory levels at certain distributors.

Rest of World

Reported net sales, excluding precious metal content, increased 50 basis points for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which was positively impacted by approximately 1.2% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $5 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at a certain distributor in Canada that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the three month period ended September 30, 2017, sales decreased 70 basis points on a constant currency basis. This includes a benefit of 2.2% from acquisitions, which results in a negative internal sales growth rate of 2.9%. The negative internal sales growth rate was primarily driven by sales declines in the Imaging, Treatment Centers & Orthodontics segment. Based on the Company’s assessment, internal sales growth was negatively impacted by the current quarter over prior year quarter net changes in equipment inventory levels at certain distributors.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Gross profit	$559.0	$513.6	$45.4	8.8%

Gross profit as a percentage of net sales, including precious metal content	55.4%	53.8%
Gross profit as a percentage of net sales, excluding precious metal content	55.9%	54.7%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 120 basis points for the quarter ended September 30, 2017 as compared to the same three month period ended September 30, 2016.

For the three months ended September 30, 2017, the improvement in the gross profit rate was primarily driven by favorable product pricing and product mix as well as savings from the Company’s global efficiency and integration program as compared to the three months ended September 30, 2016. These favorable impacts were partially offset by the unfavorable impact from foreign currency.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$430.5	$379.1	$51.4	13.6%
Restructuring and other costs	20.6	7.9	12.7	NM

SG&A as a percentage of net sales, including precious metal content	42.7%	39.7%
SG&A as a percentage of net sales, excluding precious metal content	43.1%	40.4%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended September 30, 2017 increased 270 basis points compared to the quarter ended September 30, 2016. The comparison was negatively impacted by 240 basis points for employment agreement costs recorded related to the resignation of senior management. The reduction in other business combination related costs partially offset by the increase in amortization of purchased intangible assets resulted in a net favorable impact of 50 basis points.  Additionally, higher professional service expenses in the current three month period as compared to the quarter ended September 30, 2016 unfavorably impacted the rate by 80 basis points.

Restructuring and other cost

The Company recorded net restructuring and other costs of $20.6 million for the three months ended September 30, 2017 compared to $7.9 million for the three months ended September 30, 2016. The Company recorded $7.5 million in other costs related to legal settlements during the three months ended September 30, 2017.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2017	2016	Change

Net interest expense	$9.4	$7.9	$1.5
Other expense (income), net	0.9	1.6	(0.7)
Net interest and other expense	$10.3	$9.5	$0.8

Net Interest Expense

Net interest expense for the three months ended September 30, 2017 increased $1.5 million compared to the three months ended September 30, 2016. Increased debt levels in 2017 partially offset by lower average interest rates when compared to the prior year period resulted in an increase in net interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2017 was expense of $0.9 million, comprised of $1.3 million of currency transaction losses and $0.4 million of non-operating income. Other expense (income), net for the three months ended September 30, 2016 was expense of $1.6 million, comprised primarily of $1.1 million of income on net investment hedges offset by $2.7 million of currency transaction loss.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2017	2016	$ Change

Provision (benefit) for income taxes	$7.1	$24.8	$(17.7)

Effective income tax rate	7.3%	21.2%

Net (loss) income attributable to Dentsply Sirona	$90.6	$92.5	$(1.9)

Net (loss) income per common share - diluted	$0.39	$0.39
NM - Not meaningful

Provision for Income Taxes

For the three months ended September 30, 2017, income taxes were a net benefit of $7.1 million as compared to a net expense of $24.8 million in the quarter ended September 30, 2016.

During the third quarter of 2017, the Company recorded the following discrete tax items, $1.5 million of excess tax benefit related to employee share-based compensation, $0.3 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense for other discrete tax matters. Excluding these discrete tax items, the Company’s effective tax rate was 6.5%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

For the three months ended September 30, 2016, income taxes were a net expense of $24.8 million. During the third quarter of 2016, the Company recorded $5.1 million of tax expense related to discrete tax matters and $1.5 million of tax expense change related to the March 31, 2016 quarter valuation allowance release. Excluding these tax matters, the Company’s effective tax rate was 15.6%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the third quarter of 2017 included the net impact of amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $103.6 million and $29.9 million, respectively. For the full year ended December 31, 2017, the Company estimates the non-US GAAP tax rate to be 17.9%.

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

Net income (loss) attributable to Dentsply Sirona

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

The adjusted net income attributable to Dentsply Sirona consists of net income attributable to Dentsply Sirona adjusted to exclude the following:

(1) Business combination related costs and fair value adjustments. These adjustments include costs related to integrating and consummating mergers and recently acquired businesses, as well as costs, gains and losses related to the disposal of businesses or significant product lines. In addition, this category includes the roll off to the consolidated statement of operations of fair value adjustments related to business combinations, except for amortization expense noted below. These items are irregular in timing and as such may not be indicative of past and future performance of the Company and are therefore excluded to allow investors to better understand underlying operating trends.
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

	Three Months Ended
	September 30, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$90.6	$0.39
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	48.7
Restructuring program related costs and other costs	46.3
Business combination related costs and fair value adjustments	6.8
Credit risk and fair value adjustments	1.8
Tax impact of the pre-tax non-US GAAP adjustments	(33.9)
Subtotal non-US GAAP adjustments	69.7	0.29
Income tax related adjustments	4.0	0.02
Adjusted non-US GAAP net income	$164.3	$0.70

	Three Months Ended
	September 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$92.5	$0.39
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	44.3
Business combination related costs and fair value adjustments	14.6
Restructuring program related costs and other costs	8.9
Credit risk and fair value adjustments	1.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(19.0)
Subtotal non-US GAAP adjustments	50.6	0.22
Income tax related adjustments	12.5	0.05
Adjusted non-US GAAP net income	$155.6	$0.66

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

	Three Months Ended
	September 30, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$107.9	10.8%
Amortization of purchased intangible assets	48.7	4.9%
Restructuring program related costs and other costs	46.7	4.7%
Business combination related costs and fair value adjustments	6.6	0.6%
Credit risk and fair value adjustments	1.8	0.2%
Adjusted non-US GAAP Operating Income	$211.7	21.2%

	Three Months Ended
	September 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$126.6	13.5%
Amortization of purchased intangible assets	44.3	4.7%
Business combination related costs and fair value adjustments	14.6	1.6%
Restructuring program related costs and other costs	8.9	0.9%
Credit risk and fair value adjustments	1.4	0.1%
Adjusted non-US GAAP Operating Income	$195.8	20.8%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Implants, CAD/CAM, Prosthetics & Healthcare	$385.4	$367.8	$17.6	4.8%

Chairside Consumables & Endodontics	412.6	383.5	29.1	7.6%

Imaging, Treatment Centers & Orthodontics	201.8	187.9	13.9	7.4%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Implants, CAD/CAM, Prosthetics & Healthcare	$85.2	$84.2	$1.0	1.2%

Chairside Consumables & Endodontics	126.9	110.8	16.1	14.5%

Imaging, Treatment Centers & Orthodontics	40.0	23.0	17.0	73.9%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	September 30, 2017
(in millions)	Implants, CAD/CAM, Prosthetics & Healthcare	Chairside Consumables & Endodontics	Imaging, Treatment Centers & Orthodontics	Total

Net sales	$394.8	$412.6	$201.8	$1,009.2
Less: precious metal content of sales	9.4	—	—	9.4
Net sales, excluding precious metal content	385.4	412.6	201.8	999.8
Merger related adjustments (a)	0.7	—	0.3	1.0
Non-US GAAP net sales, excluding precious metal content	$386.1	$412.6	$202.1	$1,000.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	September 30, 2016
(in millions)	Implants, CAD/CAM, Prosthetics & Healthcare	Chairside Consumables & Endodontics	Imaging, Treatment Centers & Orthodontics	Total

Net sales	$382.8	$383.5	$187.9	$954.2
Less: precious metal content of sales	15.0	—	—	15.0
Net sales, excluding precious metal content	367.8	383.5	187.9	939.2
Merger related adjustments (a)	1.1	—	0.5	1.6
Non-US GAAP net sales, excluding precious metal content	$368.9	$383.5	$188.4	$940.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

Implants, CAD/CAM, Prosthetics & Healthcare

Reported net sales, excluding precious metal content, increased by 4.8% in the third quarter of 2017 as compared to the third quarter of 2016. Net sales, excluding precious metal content, were favorably impacted by approximately 1.8% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended September 30, 2017, sales grew 2.8% on a constant currency basis. This includes a benefit of approximately 3.9% from acquisitions, which results in a negative internal sales growth rate of 1.1%. The decline in internal sales growth was driven by Europe and Rest of World partially offset by the U.S. The negative internal sales growth rate, based on the Company’s estimate, was unfavorably impacted by changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors related to the transition in distribution strategy.

The operating income increased $1.0 million or 1.2% for the three months ended September 30, 2017 as compared to the same three month period in 2016. This increase is primarily driven by increased sales, which was partially offset by unfavorable product mix and the impact of foreign currency. Based on the the Company’s assessment, operating income was unfavorably impacted by the change in net equipment inventory as discussed above.

Chairside Consumables & Endodontics

Reported net sales, excluding precious metal content, increased 7.6% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Net sales, excluding precious metal content, were favorably impacted by approximately 2.4% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended September 30, 2017, sales increased 5.2% on a constant currency basis. This includes a benefit of 90 basis points from acquisitions, which results in internal sales growth rate of 4.3%. The internal sales growth was driven by increased sales in all regions led by Europe.

The operating income increased $16.1 million or 14.5% for the three months ended September 30, 2017 as compared to the same three month period in 2016. This increase was primarily driven by the increase in sales, favorable product mix and the favorable impact of foreign currency.

Imaging, Treatment Centers & Orthodontics

Reported net sales, excluding precious metal content, increased by 7.4% in the third quarter of 2017 as compared to the third quarter of 2016. Net sales, excluding precious metal content, were favorably impacted by approximately 2.0% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended September 30, 2017, sales grew 5.3% on both a constant currency and internal sales growth basis, driven by increased sales in the U.S. and Europe, partially offset by a decline in the Rest of World region. The internal sales growth, based on the Company’s estimate, was favorably impacted by changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors related to the transition in distribution strategy.

The operating income increased $17.0 million or 73.9% for the three months ended September 30, 2017 as compared to the same three month period in 2016. This increase was primarily driven by the increase in sales and favorable product mix. Based on the the Company’s assessment, the increase reflects the favorable impact related to the change in net equipment inventory as discussed above.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$2,902.4	$2,748.8	$153.6	5.6%
Less: precious metal content of sales	30.2	50.4	(20.2)	(40.1%)
Net sales, excluding precious metal content	$2,872.2	$2,698.4	$173.8	6.4%

Net sales, excluding precious metal content, for the nine months ended September 30, 2017 were $2,872.2 million, an increase of $173.8 million from the nine months ended September 30, 2016. The increase in net sales, excluding precious metal content, reflects sales of $112.7 million as a result of the consolidation of two additional months of Sirona for the nine months ended September 30, 2017 as compared to the same period in 2016, and was unfavorably impacted, based on the Company’s estimate, by approximately $37 million as a result of net changes in equipment inventory levels in the current nine month period as compared to the prior year nine month period at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $1 million during the current nine month period compared to an increase of approximately $36 million in the same nine month period in 2016. Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, primarily in the United States, as result of transition challenges at our exclusive distributor. At this time, the Company believes that net changes in distributor inventories will decrease the Company’s sales by approximately $30 million for the balance of 2017, which is approximately the same impact as the last three months in 2016.

Sales related to precious metal content declined 40.1% as compared to the same period in 2016, which was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

For the nine months ended September 30, 2017, sales of our Combined Businesses increased 30 basis points on a constant currency basis. This includes a benefit of 2.3% from acquisitions, which results in negative internal sales growth of 2.0%. Net sales, excluding precious metal content, were negatively impacted by approximately 10 basis points due to the strengthening of the U.S. dollar over the prior year period. Based on the Company’s assessment, the negative internal sales growth was largely a result of changes in inventory levels at certain distributors in North America and Europe as well as the impact of lower equipment sales to end-users as discussed above. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business is as follows:

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Net sales	$2,902.4	$2,748.8	$153.6	5.6%
Less: precious metal content of sales	30.2	50.4	(20.2)	(40.1%)
Net sales, excluding precious metal content	2,872.2	2,698.4	173.8	6.4%
Sirona net sales (a)	—	160.7	(160.7)	NM
Merger related adjustments (b)	4.0	12.0	(8.0)	NM
Elimination of intercompany net sales	—	(0.4)	0.4	NM
Non-US GAAP Combined Business, net sales, excluding precious metal content	$2,876.2	$2,870.7	$5.5	0.2%
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

United States	$1,004.7	$978.6	$26.1	2.7%

Europe	1,138.6	1,030.3	108.3	10.5%

Rest of World	728.9	689.5	39.4	5.7%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the Combined Business by geographic region is as follows:

	Nine Months Ended
	September 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,009.0	$1,161.5	$731.9	$2,902.4
Less: precious metal content of sales	4.3	22.9	3.0	30.2
Net sales, excluding precious metal content	1,004.7	1,138.6	728.9	2,872.2
Merger related adjustments (a)	4.0	—	—	4.0
Non-US GAAP net sales, excluding precious metal content	$1,008.7	$1,138.6	$728.9	$2,876.2
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

United States

Reported net sales, excluding precious metal content, increased 2.7% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $16 million as a result of net changes in equipment inventory levels in the current nine month period as compared to the prior year nine month period at two distributors in the United States, that the Company believes is related to the transition in distribution strategy in North America for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017 (see “Business Drivers” under this section for further detail). The increase in net sales, excluding precious metal content, includes sales of $27.0 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017 as compared to the same period in 2016. Additionally, based on the Company’s assessment, net sales, excluding precious metal content, were negatively impacted by lower equipment sales to end-users, as result of transition challenges at our previously exclusive distributor.

For the nine months ended September 30, 2017, sales of our Combined Businesses declined 3.9% on a constant currency basis. This includes a benefit of 1.3% from acquisitions, which results in a negative internal sales growth rate of 5.2%. The negative internal sales growth was driven by the Imaging, Treatment Centers & Orthodontics and Implants, CAD\CAM, Prosthetics & Healthcare segments. In the Company’s assessment the internal sale growth of these two segments was negatively impacted by the current nine month period over the prior year nine month period net changes in equipment inventory levels at two distributors as well as the impact of lower equipment sales to end-users discussed above.

Europe

Reported net sales, excluding precious metal content, increased by 10.5% for the nine months ended September 30, 2017, as compared to the the nine months ended September 30, 2016, which was negatively impacted by approximately 50 basis points due to the strengthening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, reflects sales of $53.8 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $12 million as a result of net changes in equipment inventory levels in the current nine month period as compared to the prior year nine month period at a certain distributor in Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the nine months ended September 30, 2017, sales of our Combined Businesses grew 4.9% on a constant currency basis. This includes a benefit of 2.9% from acquisitions, which results in internal growth of 2.0%. Internal sales growth in this region was primarily driven by higher demand in the Chairside Consumable & Endodontics and Imaging, Treatment Centers & Orthodontics segments, partially offset by the Implant, CAD/CAM, Prosthetics & Healthcare segment. Internal sales growth was negatively impacted by net changes in equipment inventory levels discussed above.

Rest of World

Reported net sales, excluding precious metal content, for the nine months ended September 30, 2017 increased by 5.7% as compared to the nine months ended September 30, 2016, which was favorably impacted by approximately 30 basis points due to the weakening of the U.S. dollar over the prior year period. Net sales, excluding precious metal content, reflects sales of $31.9 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017 as compared to the same period in 2016. Net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $9 million as a result of net changes in equipment inventory levels in the current nine month period as compared to the prior year nine month period at a certain distributor in Canada that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the nine month period ended September 30, 2017, sales of our Combined Businesses decreased 40 basis points on a constant currency basis. This includes a benefit of 2.8% from acquisitions, which results in a negative internal sales growth rate of 3.2%. The negative growth was driven by lower demand as well as the impact of net changes in equipment inventory levels in both the Imaging,Treatment Centers & Orthodontics and the Implant, CAD/CAM, Prosthetics & Healthcare segments.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Gross profit	$1,595.2	$1,459.4	$135.8	9.3%

Gross profit as a percentage of net sales, including precious metal content	55.0%	53.1%
Gross profit as a percentage of net sales, excluding precious metal content	55.5%	54.1%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 140 basis points for the nine month period ended September 30, 2017 as compared to the same nine month period ended September 30, 2016.

For the nine months ended September 30, 2017, the improvement in the gross profit rate was primarily driven by net reductions in the roll-off of merger-related fair value adjustments and expenses of approximately 220 basis points. This increase was partially offset by approximately 80 basis points associated with the equipment businesses primarily as a result of lower sales related to the transition in distribution strategy as compared to the nine months ended September 30, 2016.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,252.8	$1,123.3	$129.5	11.5%
Goodwill impairment	1,092.9	—	1,092.9	NM
Restructuring and other costs	105.4	15.6	89.8	NM

SG&A as a percentage of net sales, including precious metal content	43.2%	40.9%
SG&A as a percentage of net sales, excluding precious metal content	43.6%	41.6%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the nine months ended September 30, 2017 increased 200 basis points compared to the nine months ended September 30, 2016. The higher rate was primarily driven by increased professional service costs, biennial trade show, other selling events and increased amortization and depreciation which unfavorably impacted the rate by approximately 220 basis points compared to the nine months ended September 30, 2016. In addition, the rate was also unfavorably impact by 80 basis points due to employment agreement costs related to the resignation of senior management compared to the nine months ended September 30, 2016. Partially offsetting these increases was a reduction in business combination related costs which favorably impacted the rate by 125 basis points as compared to the nine months ended September 30, 2016.

Goodwill impairment

For the nine months ended September 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. The charge is related to three reporting units in the Implants, CAD/CAM, Prosthetics & Healthcare and the Imaging, Treatment Centers & Orthodontics segments. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Restructuring and other cost

The Company recorded net restructuring and other costs of $105.4 million for the nine months ended September 30, 2017 compared to $15.6 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units that were impaired during the Company’s annual impairment testing. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2017	2016	Change

Net interest expense	$27.0	$25.5	$1.5
Other expense (income), net	7.7	(13.3)	21.0
Net interest and other expense	$34.7	$12.2	$22.5

Net Interest Expense

Net interest expense for the nine months ended September 30, 2017 increased $1.5 million compared to the nine months ended September 30, 2016. Increased debt levels in 2017 were offset by lower average interest rates when compared to the prior year period.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2017 was expense of $7.7 million, comprised primarily of $4.7 million of currency transaction losses and non-operating expense of $3.0 million. Other expense (income), net for the nine months ended September 30, 2016 was income of $13.3 million, comprised primarily of $5.9 million of income on net investment hedges and currency transaction gains of $3.4 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances through September 30, 2016, and non-operating income of $4.0 million including a $5.7 million gain on the sale of a business in the March 2016 quarter.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	$ Change

Provision (benefit) for income taxes	$9.5	$(15.2)	$24.7

Effective income tax rate	NM	NM

Net (loss) income attributable to Dentsply Sirona	$(899.6)	$322.9	$(1,222.5)

Net (loss) income per common share - diluted	$(3.92)	$1.48
NM - Not meaningful

Provision for Income Taxes

For the nine months ended September 30, 2017, income taxes were a net expense of $9.5 million as compared to a net benefit of $15.2 million in the nine months ended September 30, 2016.

In the first nine months of 2017, the Company recorded the following discrete tax items, $12.0 million of excess tax benefit related to employee share-based compensation, $13.0 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense for other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the nine months ended September 30, 2017. Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the indefinite-lived intangible assets and non-deductible goodwill impairment charge the Company’s effective tax rate was 10.6%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

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

The Company’s effective income tax rate for the first nine months of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $318.8 million and $83.4 million, respectively. For the full year ended December 31, 2017, the Company estimates the non-US GAAP tax rate to be 17.9%.

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

Net income (loss) attributable to Dentsply Sirona

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

	Nine Months Ended
	September 30, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(899.6)	$(3.92)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,229.2
Amortization of purchased intangible assets	140.4
Business combination related costs and fair value adjustments	36.9
Credit risk and fair value adjustments	5.2
Tax impact of the pre-tax non-US GAAP adjustments (a)	(91.0)
Subtotal non-US GAAP adjustments	1,320.7	5.66
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.07
Income tax related adjustments	7.6	0.03
Adjusted non-US GAAP net income	$428.7	$1.84

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the nine months ended September 30, 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		229.6
Shares used in calculating diluted non-US GAAP net income per share		233.4

	Nine Months Ended
	September 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$322.9	$1.48
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	145.9
Amortization of purchased intangible assets	109.7
Restructuring program related costs and other costs	13.2
Credit risk and fair value adjustments	4.7
Tax impact of the pre-tax non-US GAAP adjustments (a)	(72.0)
Subtotal non-US GAAP adjustments	201.5	0.93
Income tax related adjustments	(65.4)	(0.30)
Adjusted non-US GAAP net income	$459.0	$2.11

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

	Nine Months Ended
	September 30, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(855.9)	(29.8)%
Restructuring program related costs and other costs	1,228.5	42.8%
Amortization of purchased intangible assets	140.4	4.9%
Business combination related costs and fair value adjustments	36.3	1.2%
Credit risk and fair value adjustments	5.2	0.2%
Adjusted non-US GAAP Operating Income	$554.5	19.3%

	Nine Months Ended
	September 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$320.5	11.9%
Business combination related costs and fair value adjustments	145.5	5.4%
Amortization of purchased intangible assets	109.7	4.0%
Restructuring program related costs and other costs	18.1	0.7%
Credit risk and fair value adjustments	4.0	0.1%
Adjusted non-US GAAP Operating Income	$597.8	22.1%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Implants, CAD/CAM, Prosthetics & Healthcare	$1,126.0	$1,061.7	$64.3	6.1%

Chairside Consumables & Endodontics	1,213.4	1,151.1	62.3	5.4%

Imaging, Treatment Centers & Orthodontics	532.8	485.6	47.2	9.7%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2017	2016	$ Change	% Change

Implants, CAD/CAM, Prosthetics & Healthcare	$222.1	$221.8	$0.3	0.1%

Chairside Consumables & Endodontics	367.7	302.6	65.1	21.5%

Imaging, Treatment Centers & Orthodontics	48.9	47.3	1.6	3.4%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment is as follows:

	Nine Months Ended
	September 30, 2017
(in millions)	Implants, CAD/CAM, Prosthetics & Healthcare	Chairside Consumables & Endodontics	Imaging, Treatment Centers & Orthodontics	Total

Net sales	$1,156.2	$1,213.4	$532.8	$2,902.4
Less: precious metal content of sales	30.2	—	—	30.2
Net sales, excluding precious metal content	1,126.0	1,213.4	532.8	2,872.2
Merger related adjustments (a)	2.8	—	1.2	4.0
Non-US GAAP net sales, excluding precious metal content	$1,128.8	$1,213.4	$534.0	$2,876.2
(a) ) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

	Nine Months Ended
	September 30, 2016
(in millions)	Implants, CAD/CAM, Prosthetics & Healthcare	Chairside Consumables & Endodontics	Imaging, Treatment Centers & Orthodontics	Total

Net sales	$1,112.1	$1,151.1	$485.6	$2,748.8
Less: precious metal content of sales	50.4	—	—	50.4
Net sales, excluding precious metal content	1,061.7	1,151.1	485.6	2,698.4
Sirona net sales (a)	70.5	15.7	74.5	160.7
Merger related adjustments (b)	8.2	0.1	3.7	12.0
Elimination of intercompany net sales	(0.4)	—	—	(0.4)
Non-US GAAP Combined Business, net sales, excluding precious metal content	$1,140.0	$1,166.9	$563.8	$2,870.7
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

Implants, CAD/CAM, Prosthetics & Healthcare

Reported net sales, excluding precious metal content, increased by 6.1% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, which was negatively impacted by approximately 40 basis points due to the strengthening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, reflects sales of $45.4 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017, as compared to the same period in 2016.

For the nine month period ended September 30, 2017, sales of the Combined Businesses decreased 60 basis points on a constant currency basis. This includes a benefit of approximately 5.2% from acquisitions, which results in a negative internal growth rate of 5.8%. The negative internal sales growth in this segment reflects a decline in sales in all regions. The most significant decline was in the U.S. which reflects lower end-user demand, as well as, based on the Company’s estimate, the unfavorable impact of the changes in net equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors related to the transition in distribution strategy.

The operating income for the nine months ended September 30, 2017 was essentially flat as compared to 2016. The operating income reflects the result of the inclusion of two additional months of Sirona as well as, based on the the Company’s assessment, the unfavorable impact related to the change in net equipment inventory and lower equipment sales to end-users as noted above.

Chairside Consumables & Endodontics

Reported net sales, excluding precious metal content, increased 5.4% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was positively impacted by approximately 20 basis points due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, reflects sales of $14.1 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017 as compared to the same period in 2016.

For the nine month period ended September 30, 2017, sales of our Combined Businesses increased 3.8% on a constant currency basis. This includes a benefit of 60 basis points from acquisitions, which results in internal sales growth of 3.2%. The internal sales growth of the Combined Businesses was positive in all regions, led by Europe.

The operating income increased $65.1 million or 21.5% for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as the result of increased sales, favorable product mix, a lower expense rate and the inclusion of two additional months of Sirona.

Imaging, Treatment Centers & Orthodontics

Reported net sales, excluding precious metal content, increased by 9.7% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, which was negatively impacted by approximately 20 basis points due to the strengthening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, reflects sales of $53.2 million as a result of the inclusion of two additional months of Sirona for the nine months ended September 30, 2017, as compared to the same period in 2016.

For the nine month period ended September 30, 2017, sales of the Combined Businesses decreased 5.0% on both a constant currency and internal growth basis. Internal sales growth decline in this segment reflects decreased demand primarily in the U.S. and Rest of World regions partially offset by growth in Europe. In addition, the negative internal sales growth rate, based on the Company’s estimate, was unfavorably impacted by changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors related to the transition in distribution strategy.

The operating income increased $1.6 million or 3.4% for the nine months ended September 30, 2017 as compared to 2016. The increase was primarily driven by the inclusion of two additional months of Sirona and was partially offset by decreased demand as well as, based on the the Company’s assessment, the impact related to the change in net equipment inventory as previously discussed.

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

As a result of the annual impairment tests of goodwill and in conjunction with the preparation of the financial statements for the three months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million related to the CAD/CAM, Imaging and Treatment Center equipment reporting units. The CAD/CAM reporting unit is within the Implants, CAD/CAM, Prosthetics & Healthcare segment and the Imaging and Treatment Center reporting units are within the Imaging, Treatment Centers & Orthodontics segment. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. At September 30, 2017, the Company did not identify any impairment triggers related to these reporting units.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the WACC rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 5% at April 30, 2016, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2017, one reporting unit, within the Company’s Imaging, Treatment Centers & Orthodontics segment, would have a fair value that would approximate net book value. Goodwill for that reporting unit totals $53.9 million at September 30, 2017.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was primarily driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. At September 30, 2017, the Company did not identify any impairment triggers for the indefinite-lived intangibles assets related to the reporting units noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2017

The Company’s cash and cash equivalents decreased by $13.9 million to $370.0 million during the nine months ended September 30, 2017 as a result of the items noted below.

The goodwill and indefinite-lived intangible asset impairment charges recorded during the nine months ended September 30, 2017 resulted in a net loss of $900.1 million which is $1,223.6 million lower compared to net income of $323.5 million for the nine months ended September 30, 2016. These impairment charges are non-cash and are added back to arrive at cash from operations. Cash flow from operating activities during the nine months ended September 30, 2017 was $373.0 million compared to $341.0 million during the nine months ended September 30, 2016. Cash from operations increased $32.0 million for the first nine months of 2017 as compared to the same period in 2016 and was primarily related to two additional months of consolidated Sirona results, decreases in merger transaction related fees and integrations costs, a decrease in accounts receivables and lower tax payments. These increases in cash from operations were partially offset by the unfavorable impact of the transition in distribution strategy as well as increased inventory levels in the nine months ended September 30, 2017 as compared to the same period in 2016. During the nine month period in 2016, the Company paid approximately $46 million of merger transaction related fees and integration costs.

For the nine months ended September 30, 2017, the number of days of sales outstanding in accounts receivable increased by 7 days to 65 days as compared to 58 days at December 31, 2016. On a constant currency basis, the number of days of sales in inventory increased by 20 days to 133 days at September 30, 2017 as compared to 113 days at December 31, 2016.

Cash used in investing activities during the first nine months of 2017 included capital expenditures of $98.6 million as well as capital deployment of $142.6 million related to an acquisition and the purchase of intellectual property. The Company expects capital expenditures to be in the range of approximately $130 million to $150 million for the full year 2017.

Cash used in financing activities for the nine months ended September 30, 2017 was primarily related to share repurchase activity and dividend payments, partially offset by proceeds from stock option exercises.

At September 30, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 2.4 million shares during the first nine months of 2017 for $151.4 million. As of September 30, 2017, the Company held 34.9 million shares of treasury stock. The Company received proceeds of $52.9 million as a result of the exercise of 1.5 million of stock options during the nine months ended September 30, 2017.

The Company's total borrowings increased by a net $89.9 million during the nine months ended September 30, 2017, which includes an increase of $73.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2017, the Company's ratio of total net debt to total capitalization was 14.3% compared to 12.4% at December 31, 2016. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2017, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At September 30, 2017, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

The Company also has access to $53.6 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2017, the Company had $11.9 million outstanding under these short-term lines of credit. At September 30, 2017, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $541.7 million.

At September 30, 2017, the Company held $41.9 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At September 30, 2017, approximately $220.2 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due within the next twelve months utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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
Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions (including with respect to the dental and medical device industries), net sales growth, gross profit rates, discount rates, earnings multiples and future cash flow projections. The Company has previously made disclosures about the fair values of certain reporting units and indefinite-lived intangible assets approximating the book values within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Judgments and Policies” of the Company’s most recently filed Form 10-K. Specifically included in the disclosures is one reporting unit within the Imaging, Treatment Centers & Orthodontics segment as well as the four reporting units created in connection with the Merger (two within the Imaging, Treatment Centers & Orthodontics segment and one each within the Chairside Consumables & Endodontics and Implants, CAD/CAM, Prosthetics & Healthcare segments). Any changes to the assumptions and estimates made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in these five reporting units may not be recoverable

In connection with the Company’s annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company determined it was necessary to record a $1,092.9 million non-cash impairment charge related to goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units. The impairment takes into consideration the Company’s updated business outlook for the remainder of fiscal year 2017, pursuant to which the Company updated future assumptions and projections related to these reporting units. After updating the assumptions and projections, the Company then calculated an estimate of the fair value for these reporting units. As of June 30, 2017, the Company determined that three reporting units had an indication of impairment. In determining the impairment loss, the Company recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. See Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

The loss of members of our senior management and the resulting management transition might harm our future operating results.
On October 2, 2017, the Company announced that its Executive Chairman; Chief Executive Officer and Director, and President and Chief Operating Officer, had resigned from all positions with the Company. Additionally, on October 16, 2017, the Company announced that its Senior Vice President, Secretary and General Counsel, had resigned from all positions with the Company. The Board of Directors appointed an Interim Chief Executive Officer, Interim President and Chief Operating Officer, and a Chief Administrative Officer, General Counsel and Secretary, both of whom are Executive Vice Presidents. The Board of Directors is conducting a search for a permanent Chief Executive Officer and Chief Operating Officer. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. These changes could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

Our search for a permanent Chief Executive Officer and Chief Operating Officer could prove disruptive to our operations with adverse consequences for our business and operating results.
We are currently conducting a search for a permanent Chief Executive Officer and Chief Operating Officer. The search for and transition to a permanent Chief Executive Officer and Chief Operating Officer may result in disruptions to our business and uncertainty among our customers, employees and investors concerning our future direction and performance. Senior management focus may be diverted by the pending search and it may also be more difficult for us to recruit and retain other managerial employees until a permanent Chief Executive Officer and Chief Operating Officer are identified and the transition is completed. Such disruptions and uncertainty, as well as any unexpected delays in the process of identifying and qualifying a permanent Chief Executive Officer and Chief Operating Officer, could have a material adverse effect on our business, prospects, financial condition and operating results. Our business, operating results and reputation could be adversely affected in the event we are unable to identify and employ a suitable individual in a timely manner.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on September 21, 2016.  During the quarter ended September 30, 2017, the Company had no repurchases of shares under the stock repurchase program. At September 30, 2017, the Company had 4.1 million shares that may yet be repurchased under this program.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Employment Agreement by and between DENTSPLY SIRONA Inc. and Mark Thierer, dated September 27, 2017 (1)
10.2	Employment Agreement by and between DENTSPLY SIRONA Inc. and Robert Size, dated September 27, 2017 (Filed herewith)
10.3	Employment Agreement by and between DENTSPLY SIRONA Inc. and Nicholas W. Alexos, dated October 10, 2017 (2)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated October 2, 2017, File No. 0-16211.
(2) Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated November 3, 2017, File No. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Mark A. Thierer	November 9, 2017
	Mark A. Thierer	Date
Interim Chief Executive Officer

/s/	Ulrich Michel	November 9, 2017
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer