Form 10-K
period 2017-12-31
DENTSPLY SIRONA Inc.
filed 2018-03-15
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2017, was $14,871,012,567.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 8, 2018 was 227,375,099.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in this Form 10-K, and other filings with the U. S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of our forward-looking statements and associated risks in Part I, Item IA “Part Business-Forward-Looking Statements and Associated Risks” and Part 1, Item 1A “Risk Factors” of this Form 10-K.

GENERAL

Unless otherwise stated herein, reference throughout this Form 10-K to “Dentsply Sirona”, or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY International Inc. (“DENTSPLY”) prior to February 29, 2016 and to financial information and transactions of DENTSPLY SIRONA Inc., thereafter, in each case, with its subsidiaries on a consolidated basis, unless the Company states or the context implies otherwise.

INDUSTRY AND MARKET DATA

Unless indicated otherwise, the information concerning our industry contained in this Annual Report is based on our general knowledge of and expectations concerning the industry. The Company’s market position, market share and industry market size are based on estimates using our internal data and estimates, based on data from various industry analyses, its internal research and adjustments and assumptions that it believes to be reasonable. The Company has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, the Company estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I

Item 1. Business

History and Overview

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide.  Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s worldwide headquarters is located in York, Pennsylvania. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

On February 29, 2016 DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) in an all-stock transaction and the registrant was named DENTSPLY SIRONA Inc. (the “Merger”). DENTSPLY International Inc. dates its history to 1899, as a designer, developer, manufacturer and marketer of a broad range of consumable dental products for the professional dental market. The Company also manufactures and markets other consumable medical device products. Sirona Dental Systems, Inc. dates its history back to 1882, as a designer, developer, manufacturer and marketer of technologically-advanced dental equipment. Both companies have long traditions of innovation in the dental industry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today.

Dental products and technology and equipment accounted for approximately 92% of Dentsply Sirona’s consolidated net sales and 92% of Dentsply Sirona’s consolidated net sales, excluding precious metal content, for the year ended December 31, 2017. The remaining consolidated net sales, excluding precious metal content, are primarily related to consumable medical device products and the materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and a reconciliation of net sales to net sales, excluding precious metal content, is provided there.

Certain reclassifications have been made to prior years’ data in order to conform to current year presentation. During the quarter ended September 30, 2017, the Company realigned reporting responsibilities for multiple businesses, as a result of a retirement of one of the Company’s then Chief Operating Officers, into three operating segments. Furthermore, as a result of changes in the senior management level during the quarter ended December 31, 2017, the Company realigned reporting responsibilities into two operating segments. The segment information reflects the revised fourth quarter organizational structure for all periods shown.

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

Geographic Information

For the years ended December 31, 2017, 2016 and 2015, the Company’s net sales to customers outside the U.S., including export sales, accounted for approximately 65% of consolidated net sales. Reference is made to further information provided regarding the Company’s U.S. and foreign sales by shipment origin set forth in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company’s operating segments for the years ended December 31, 2017, 2016 and 2015 can be found in Note 5, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. Dentsply Sirona’s principal dental product categories are dental consumable products, dental laboratory products, dental specialty products and dental equipment. Additionally, the Company’s consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, DAC, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, GALILEOS, INLAB, IN-OVATION, INTEGO, LOFRIC, MAILLEFER, MIDWEST, MTM, NUPRO, OMNICAM, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, PALODENT PLUS, PEPGEN P-15, PORTRAIT, PRIME & BOND, PROFILE, PROGLIDER, PROTAPER, RECIPROC, RINN, SANI-TIP, SCHICK, SENTALLOY, SINIUS, SIROLASER, SIRONA, SLIMLINE, STYLUS, SULTAN, SUREFIL, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories. Net sales of dental consumable products accounted for approximately 44%, 44% and 57% of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. Small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in dental laboratories include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include amalgamators, mixing machines and porcelain furnaces.

Dental Technology and Equipment Products

Dental technology products consist of basic and high-tech dental equipment such as treatment centers, imaging equipment and computer aided design and machining CAD/CAM systems equipment for dental practitioners and laboratories. The product category also includes high-tech state-of-art dental implants and related scanning equipment and treatment software, orthodontic appliances for dental practitioners and specialist and dental laboratories. The Company offers the broadest line of products to fully outfit a dental practitioner’s office. Net sales of dental technology & equipment products accounted for approximately 48%, 48% and 32% of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015.

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. Imaging systems consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM Systems are products designed for dental offices and laboratories used for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech CAD/CAM techniques of chairside economical restoration of aesthetic ceramic dentistry, or CEREC, equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The Company estimates that at December 31, 2017 the market penetration for in-office CAD/CAM systems in the U.S. and Germany was approximately 17% to 18%.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products. Net sales of healthcare consumable products accounted for approximately 8%, 8% and 11% of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	increasing worldwide population.

•	aging population in developed countries with access to greater amounts of discretionary income will require more dental care.

•	natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

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

Dental Sales and Distribution

Dentsply Sirona distributes approximately half of its dental consumable and technology and equipment products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, dental implants are often sold directly to the dental laboratory or dental professionals in some markets. For the year ended December 31, 2017, one customer, Henry Schein, Inc, accounted for approximately 15% of consolidated net sales. At December 31, 2017, two customers, Henry Schein, Inc. and Patterson Companies, Inc., accounted for approximately 14% and 15%, respectively, of the consolidated accounts receivable balance. For the year ended December 31, 2016, two customers, Henry Schein, Inc., and Patterson Companies, Inc., each accounted for approximately 12% of consolidated net sales. At December 31, 2016, one customer, Patterson Companies, Inc., accounted for 17% of the consolidated accounts receivable balance. For the year ended December 31, 2015, the Company had one customer, Henry Schein, Inc., that accounted for approximately 11% of consolidated net sales. At December 31, 2015, there were no customers that accounted for ten percent or more of the consolidated accounts receivable balance.

The Company had two exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the marketing and sales of certain legacy Sirona products and equipment in the United States and Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter of 2016, Patterson’s decision not to extend the exclusivity beyond September 2017 was announced. Following that announcement, in May 2017, the Company entered into a new three-year agreement with Patterson whereby Patterson would continue to distribute the Company’s equipment lines in the United States on a non-exclusive basis. In the second quarter of 2017, the Company also entered into two separate multi-year agreements with Henry Schein, Inc. (“Henry Schein”) for the distribution of the Company’s equipment lines in the United States and Canada. While the agreement with Henry Schein with respect to the United States was effective September 1, 2017, the agreement relating to Canada was effective June 2017. The Company began shipping initial stocking orders for the equipment products to Henry Schein under the agreements in the second quarter of 2017 and continued through the balance of 2017. During the second quarter of 2017, the Company also modified its distribution agreement with Henry Schein with respect to the distribution of certain products in France. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements positively impacted the Company’s reported sales for the full year of 2017 by approximately $23 million. Based on the Company’s estimate, distributor inventories increased during 2017 by approximately $26 million as compared to an increase of approximately $3 million during 2016. The increase in inventory levels was the result of the combination of lower equipment sales to end-users as well as higher than anticipated inventory levels held by distributors. The Company’s anticipated decrease in inventory levels held by distributors is projected to negatively impact the Company’s sales by approximately $40 million during 2018.

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

Medical Sales and Distribution

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare. As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools. Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $151.7 million, $128.5 million and $74.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with the development of new products, improvement of existing products and advances in technology. The global investment for R&D is impacted by foreign currency translation, which creates reported expense variations. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

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

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but no company produces all, of the same types of products as those produced by the Company.

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

Certain of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the United States Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) in the European Union (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

Dental and medical devices of the types sold by Dentsply Sirona are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, Dentsply Sirona’s products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. Dentsply Sirona products in Europe bear the CE mark showing that such products adhere to European regulations.

All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA, the National Institutes of Health and the U.S. Public Health Service have each indicated that there are no demonstrated direct adverse health effects due to exposure to dental amalgam.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material for adults and children ages 6 and above.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam, and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by the FDA.  In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people ages six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam. After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action indicating a change in its position as of the filing date of this Form 10-K.

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

The Company is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders regarding anti-bribery and anti-corruption, including, but not limited to, the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. Federal Anti-Kickback Statute (“AKS”), the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 40 and No. 50, and similar international laws and regulations. The FCPA and similar anti-bribery and anti-corruption laws applicable in non-United States jurisdictions generally prohibit companies and their intermediaries from improperly offering or paying anything of value to foreign government officials for the purpose of obtaining or retaining business. Some of our customer relationships are with governmental entities and therefore may be subject to such anti-bribery laws. The AKS and similar fraud and abuse laws applicable in non-United States jurisdictions prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a health care program, such as, in the United States, Medicare or Medicaid. In the sale, delivery and servicing of our products to other countries, we must also comply with various domestic and foreign export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Department of Commerce’s Bureau of Industry and Security (“BIS”) and similar international governmental agencies, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the respective government. Despite our internal compliance program, our policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

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

The Company believes it is in substantial compliance with the laws and regulations that regulate its business.There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See “Part I - Item 1A - Risk Factors” for additional detail.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of Dentsply Sirona’s supply requirements.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own trademarks and trade names. Dentsply Sirona also owns and maintains more than 4,000 patents throughout the world and is licensed under a number of patents owned by others.

Dentsply Sirona’s policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. Dentsply Sirona believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Form 10-K and is incorporated herein by reference.

Employees

At December 31, 2017, the Company and its subsidiaries employed approximately 16,100 employees. Of these employees, approximately 4,100 were employed in the United States and 12,000 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract, worker councils, or other similar type programs. The Company believes that it generally has a positive relationship with its employees.

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

Securities Exchange Act Reports

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The public may read and copy any materials the Company files with the SEC at its Public Reference Room at the following address:

The Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

The public may obtain information on the operation of this Public Reference Room by calling the SEC at 1-800-SEC-0330.

Dentsply Sirona also makes available free of charge through its website at www.dentsplysirona.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Information on on the Company’s website does not constitute part of this document.

Forward-Looking Statements and Associated Risks

Information the Company has included or incorporated by reference in this Form 10-K, and information which may be contained in other filings with the SEC as well as press releases or other public statements, contains or may contain forward-looking statements. These forward-looking statements include, among other things, statements about the Company’s plans, objectives, expectations (financial or otherwise) or intentions.

The Company’s forward-looking statements involve risks and uncertainties. Actual results may differ significantly from those projected or suggested in any forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause the Company’s actual results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the risks associated with the following:

•	the Company’s ability to remain profitable in a very competitive marketplace, which depends upon the Company’s ability to differentiate its products and services from those of competitors

•	the Company’s failure to anticipate and appropriately adapt to changes or trends within the rapidly changing dental industry

•	the effect of changes in the Company’s management and personnel

•	the Company’s ability to control costs

•
changes in applicable laws, rules or regulations, or their interpretation or enforcement, or the enactment of new laws, rules or regulations, which apply to the Company’s business practices (past, present or future) or require the Company to spend significant resources for compliance

•	the Company’s failure to execute on, or other issues arising under, certain key client contracts

•	a significant failure or disruption in service within the Company’s operations or the operations of key distributors

•	the Company’s failure to successfully integrate the business operations or achieve the anticipated benefits from any acquired businesses

•
results in pending and future litigation, investigations or other proceedings which could subject the Company to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings

•	the Company’s failure to attract and retain talented employees, or to manage succession and retention for its Chief Executive Officer or other key executives

•
the impact of the Company’s debt service obligations on the availability of funds for other business purposes, the terms of and required compliance with covenants relating to the Company’s indebtedness and its access to the credit markets in general

•	general economic conditions

•	other risks described from time to time in the Company’s filings with the SEC

•

You should carefully consider these and other relevant factors, including those risk factors in Part I, Item 1A, (“Risk Factors”) in this Form 10-K and any other information included or incorporated by reference in this Report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. The Company notes these factors for investors as permitted under the Private Securities Litigation Reform Act of 1995. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties.

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
In connection with the Company’s April 30, 2017 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company determined it was necessary to record a $1,092.9 million non-cash impairment charge related to goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units.
In preparing the financial statements for the year ended December 31, 2017, the Company identified an impairment triggering event related to the CAD/CAM, Imaging and Treatment Center equipment reporting units. Forecasted revenues and operating margins for these reporting units were impacted by continued unfavorable developments in the marketplace which included an increase in competition. These developments resulted in significantly lower sales to end-users than expected in the fourth quarter of 2017 in the North America and Rest of World regions as well as declines in expected gross profit rates which included the unfavorable impacts from changes in the foreign exchange rates. The impacts from foreign exchange rate changes were primarily driven by the strengthening of the euro versus the U.S. dollar as a result of the higher euro denominated costs and net assets associated with these reporting units as compared to the lower amount of euro denominated sales. While the Company considered unfavorable market developments and foreign exchange rate changes, in its April 30, 2017 assessment, the impact of these developments were at levels beyond those anticipated by the Company despite moving away from a non-exclusive distribution channel in the United States and the execution of new distribution agreements with Patterson Companies, Inc. and Henry Schein, Inc. in May and June of 2017. In addition to the unfavorable market and foreign exchange rate developments, the income tax rate forecast used in the annual goodwill test was unfavorably impacted by the recent tax legislation in the U.S. and other foreign jurisdictions. As a result the Company tested these reporting units for impairment in preparation of the financial statements for the year ended December 31, 2017 and determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, was impaired. The impairment was the result of a change in forecasted sales and gross profit as well as changes in foreign exchange rates and the income tax rate. As a result, the Company recorded a goodwill charge of $558.0 million for the three months ended December 31, 2017. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total goodwill impairment charge of $1,650.9 million for the year ended December 31, 2017.

In preparing the financial statements for the year ended December 31, 2017, the Company, as result of the triggering event, tested the indefinite-lived intangible assets related to these reporting units for impairment. As a result, the Company identified that certain tradenames and trademarks related to the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $266.9 million for the three months ended December 31, 2017 which was recorded in Restructuring and other cost on the Consolidated Statements of Operations. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total impairment charge for the year ended December 31, 2017 of $346.7 million related to indefinite-lived assets.

In conjunction with the goodwill and indefinite-lived intangibles impairment tests at both April 30, 2017 and December 31, 2017, the Company utilized its best estimate of future revenue growth, operating margin rates and effective tax rate. Given the market place uncertainty associated with the new distribution agreements, continued weakness in end-user demand for the Company’s products as a result of competition, further developments in tax legislation that could impact the income tax rates and unfavorable changes in foreign exchange rates these estimates could vary significantly in the future, which may result in an impairment charge at that time. See Note 9, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Part 4, Item 15, of this Form 10-K.

For the Company’s reporting units that were not impaired at April 30, 2017, the Company applied a hypothetical sensitivity analysis. Had the WACC rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 5% at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2017, one reporting unit, within the Company’s Consumables segment, would have a fair value that would approximate net book value. Goodwill for that reporting unit totals $54.0 million at December 31, 2017. The Company did not identify any impairment triggers related to this reporting unit at December 31, 2017.

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions (including with respect to the dental and medical device industries), net sales growth, gross profit rates, discount rates, earnings multiples and future cash flow projections. The Company has previously made disclosures about the fair values of certain reporting units and indefinite-lived intangible assets approximating the book values. Specifically included in the previous disclosures is one reporting unit within the Consumables segment as well as three reporting units created in connection with the Merger, all within the Technologies & Equipment segment. Any changes to the assumptions and estimates made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in these five reporting units may not be recoverable.

The goodwill impairment analysis is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the U.S. and globally. If the assumptions and projections used in the analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, Company will need to continue to evaluate the carrying value of goodwill for these reporting units. Any additional impairment charges that the Company may take in the future could be material to Company’s results of operations and financial position.

The Company may fail to realize the expected benefits of its announced cost reduction and restructuring efforts.

In order to operate more efficiently and control costs, the Company may announce from time to time restructuring plans, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. The Company has targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time. Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, the Company may fail to realize expected efficiencies and benefits, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of the Company’s labor unions. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

Recent significant changes to the Company’s senior management team and any future loss of members of such team, and the resulting management transition might harm our future operating results.
The Company has recently experienced significant changes to its senior leadership team. On October 2, 2017, the Company announced that its Executive Chairman; Chief Executive Officer and Director, and President and Chief Operating Officer, had all resigned from all positions with the Company. Additionally, on October 16, 2017, the Company announced that its Senior Vice President, Secretary and General Counsel, had resigned from all positions with the Company and on November 2, 2017, the Company announced that its Executive Vice President and Chief Financial Officer would resign from all positions with the Company. The Board of Directors appointed an Interim Chief Executive Officer, Interim President and Chief Operating Officer, and a Chief Administrative Officer, General Counsel and Secretary, both of whom are Executive Vice Presidents. Effective November 10, 2017, Nicholas Alexos, the Company’s Chief Administrative Officer assumed the position of Chief Financial Officer. Further, on January 17, 2018, the Company announced that the Board of Directors had appointed Donald M. Casey Jr. as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors, in each case effective February 12, 2018.

The Company’s success is dependent upon its management and employees. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. These changes could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

The Company’s quarterly operating results and market price for the Company’s common stock may be volatile.

Dentsply Sirona experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company’s control, including but not limited to:

•	the timing of new product introductions by Dentsply Sirona and its competitors;

•	the timing of industry trade shows;

•	changes in customer inventory levels;

•	developments in government or third party payor reimbursement policies;

•	changes in customer preferences and product mix;

•	the Company’s ability to supply products to meet customer demand;

•	fluctuations in manufacturing costs;

•	changes in income tax laws and incentives which could create adverse tax consequences;

•	competitors’ sales promotions;

•	fluctuations in currency exchange rates; and

•	general economic conditions, as well as those specific to the healthcare industry and related industries.

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

During the fourth quarter of 2016, upon the announcement that the exclusive provisions of the agreement would expire by its terms, Patterson began to reduce inventories in both the United States and Canada, which negatively impacted the Company’s reported sales in the fourth quarter of 2016. The reduction of inventory by Patterson continued throughout 2017 as the Company and Patterson entered into a non-exclusive arrangement. In addition, during the second quarter of 2017 the Company entered into new distribution agreements with Henry Schein, Inc. The Company’s anticipated decrease in inventory levels held by distributors is expected to negatively impact the Company’s sales by approximately $40 million during 2018. The Company’s sales may also continue to fluctuate on a quarter by quarter basis in 2018, as distributors adjust their inventory levels to correspond to end-user demand.

The dental and medical device supplies markets are highly competitive and there is no guarantee that the Company can compete successfully.

The worldwide markets for dental and medical products are highly competitive and with respect to certain businesses, such as orthodontics, may be subject to significant negative price pressures. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company’s products obsolete or noncompetitive. Additionally, the size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of Dentsply Sirona’s competitors may have greater resources than the Company. In addition, the Company is exposed to the risk that its competitors or its customers may introduce private label, generic, or low cost products that compete with the Company’s products at lower price points. If these competitors’ products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

The success of our business depends in part on achieving our strategic objectives, including through acquisitions and dispositions.

With respect to acquisitions and dispositions of assets and businesses, the Company may not achieve expected returns and other benefits associated with business combinations as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, the Company may not achieve anticipated synergies from related integration activities. Further, acquisitions or dispositions may distract the Company’s management’s time and attention and disrupt our ongoing business operations or relationships with customers, employees, suppliers or other parties. However, the Company continues to evaluate the potential disposition of assets and businesses that may no longer help the Company achieve its strategic objectives, and to view acquisitions as a key part of its growth strategy.

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

In the context of acquisitions, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management’s attention from normal business operations. The Company may not achieve the full revenue and cost synergies anticipated to result from an acquisition. If the Company makes acquisitions, it may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available on terms that restrict its business or that impose additional costs that reduce its operating results.

Dentsply Sirona is dependent upon a limited number of distributors for a significant portion of Dentsply Sirona’s revenue, and loss of these key distributors could result in a loss of a significant amount of Dentsply Sirona’s revenue.

Historically, a substantial portion of Dentsply Sirona’s revenue has come from a limited number of distributors. For example, Henry Schein, Inc. accounted for approximately 15% of the annual revenue of Dentsply Sirona in 2017. It is anticipated that Patterson Companies, Inc. and Henry Schein, Inc. will continue to be the largest contributors to Dentsply Sirona’s revenue for the foreseeable future. While many distributors have minimum purchase requirements and/or targets there can be no assurance that Patterson Companies, Inc. and Henry Schein, Inc. will purchase any specified minimum quantity of products from Dentsply Sirona or that they will continue to purchase any products at all. If Patterson Companies, Inc. or Henry Schein, Inc. ceases to purchase a significant volume of products from Dentsply Sirona, it could have a material adverse effect on Dentsply Sirona’s results of operations and financial condition. We cannot assure you that the cessation of exclusivity will not adversely affect our results of operations. As we transition from a single distributor model to a multi-distributor model for our CEREC CAD/CAM products, our sales could be adversely affected as we incorporate new distributors into our network.

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

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the Company’s customers’ access to credit as well as on the underlying strength of particular economies and dental markets. Although the Company may use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company. Additionally, as a result of Brexit or other similar actions in the EU, global markets and foreign currencies may be adversely impacted. Volatility in foreign currencies compared to the U.S. dollar could have a negative effect on our business, financial condition and results of operations.

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

We enter into foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although Dentsply Sirona’s management believes all of these instruments are economically effective for accounting purposes as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by Dentsply Sirona’s counterparties. Their failure to perform could result in Dentsply Sirona having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

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

Although the Company has continued to have positive operating cash flow, a disruption in the credit markets may reduce sources of liquidity available to the Company. The Company relies on multiple financial institutions to provide funding pursuant to existing and/or future credit agreements, and those institutions may not be able to provide funding in a timely manner, or at all, when required by the Company. The cost of or lack of available credit could impact the Company’s ability to develop sufficient liquidity to maintain or grow the Company, which in turn may adversely affect the Company’s businesses and results of operations, financial condition and liquidity.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, (the “Health Care Reform Law”), made major changes to the way health care is financed by both governmental and private payors. Certain provisions of the Health Care Reform Law (and rules issued thereunder) could affect us adversely by increasing provider costs, adversely affecting the pool of covered persons, or restricting coverage of related services. The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. One such provision that began in 2013 imposed a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers. This adversely affected sales and cost of goods sold through December 31, 2015. This provision was temporarily suspended through December 31, 2017, and recently suspended again through December 31, 2019 by the U.S. Tax Cuts and Jobs Act of 2017. If this provision delaying the excise tax is not repealed or further suspended, it may adversely affect sales and cost of goods sold thereafter if not repealed. The Health Care Reform Law may also adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown. Additionally, further federal and state proposals for health care reform are uncertain at this time, and the Health Care Reform Law may be invalidated, in whole or in part, or it may be repealed. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

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

The success of the Company is dependent upon the continued strength of the dental and medical device markets and is also somewhat dependent upon the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company’s results of operations and financial condition. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. For instance, data suggests that the utilization of dental services by working age adults in the U.S. may have declined over the last several years. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect the Company’s supply chain and the customers and consumers of the Company’s products and may have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The June 2016 U.K. referendum in which voters approved an exit from the European Union (“Brexit”) and the likely withdrawal of the U.K. from the European Union as well as other similar actions may create further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the European Union and other nations. However, any of these effects of Brexit, and other similar actions, could adversely affect our financial position, results of operation or cash flows.

If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to Dentsply Sirona’s operations, which could adversely affect Dentsply Sirona’s business.

Dentsply Sirona is subject to federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars and orders relating to health care fraud, including, but not limited to, the U.S. Federal Anti-Kickback Statute, the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) and China's National Health and Family Planning Commission (“NHFPC”) circulars No. 49 and No. 50. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payors and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payors and programs.

The U.S. government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise Dentsply Sirona’s marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the U.S.Physician Payment Sunshine Act and similar foreign laws, rules, regulations, self-regulatory codes, circulars and orders, such as France’s Loi Bertrand and rules issued by Denmark’s Health and Medicines Authority, the general public and government officials will be provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

Dentsply Sirona has identified new products as an important part of its growth opportunities. There can be no assurance that Dentsply Sirona will be able to continue to develop innovative products or that regulatory approval of any new products will be obtained from applicable U.S. or international government or regulatory authorities, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company’s products obsolete.

Dentsply Sirona’s business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

Dentsply Sirona is subject to extensive domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), the United States Federal Trade Commission, the United States Department of Justice, the Environmental Protection Agency (“EPA”), and other similar domestic and foreign authorities. These laws, rules, regulations, self-regulatory codes, circulars and orders include, but are not limited to, the United States Food, Drug and Cosmetic Act, the European Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) (and implementing and local measures adopted thereunder), the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. Federal Anti-Kickback Statute and similar international anti-bribery and anti-corruption laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”), and regulations relating to trade, import and export controls and economic sanctions. Such laws, rules, regulations, self-regulatory codes, circulars and orders are complex and are subject to change. For example, since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our operations and customers with operations connected to the United Kingdom. Any such changes to the regulatory regime could have a material adverse effect on the Company’s business and results of operations.

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

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from OFAC requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company also voluntarily contacted OFAC and BIS regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in an ongoing internal review by the Company. In December 2017, the Company reached a settlement in this matter with OFAC and BIS regarding possible violations arising from practices between 2009 and 2012.

The Company may be unable to obtain a supply for certain finished goods purchased from third parties.

A significant portion of the Company’s injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers pursuant to agreements that are subject to periodic renewal, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company’s products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time or supply products to competitors. Dentsply Sirona may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company’s ability to deliver products to customers. Some supply agreements are related to the Company’s reporting unit that does not pass a hypothetically fair value reduction of 10%, as such, the lost of supply could lead to goodwill impairment. If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply or manufacturing of such products and other materials internally or from third parties, the Company’s business and results of operations may be harmed.

Dentsply Sirona may be unable to obtain necessary product approvals and marketing clearances.

Dentsply Sirona must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell Dentsply Sirona’s products in those countries. These agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Dentsply Sirona’s products are currently regulated by such authorities and certain of Dentsply Sirona’s new products will require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various states also impose similar regulations.

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

Failure to comply with these rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on Dentsply Sirona’s business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require Dentsply Sirona to make changes in Dentsply Sirona’s operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

Changes in or interpretations of tax rules, operating structures, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in the Company’s tax rates could affect its future results of operations. The Company’s future effective tax rates could be unfavorably affected by factors such as changes in, or interpretation of, tax rules and regulations in the jurisdictions in which the Company does business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets and liabilities. On December 22, 2017, the U.S. government enacted legislation referred to as the Tax Cuts and Jobs Act, which significantly revises the Internal Revenue Code of 1986, as amended.  This law may have a significant impact on the Company’s U.S. tax liabilities.  The legislation is unclear in certain respects and will require the U.S. Internal Revenue Service (“IRS”) to issue regulations and interpretations, and possibly technical corrections.  While there can be no assurance as to the impact of any additional guidance by the IRS, or of any guidance that may be issued by the SEC or the Financial Accounting Standards Board relating to the Tax Cuts and Jobs Act, the Company has recorded a provisional amount of income tax to reflect the impact of the law change based on management’s current interpretation of the new legislation.  The ultimate impact of U.S. tax reform could be materially different from current estimates based on the Company’s actual results and further analysis of the new law.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Dentsply Sirona is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders related to Internet communications (including the CAN-SPAM Act of 2003, EU Directive 2002/58/EC and similar international laws and regulations), consumer protection (including the Telephone Consumer Protection Act and similar state and international laws and regulations), advertising, privacy, security and data protection, including the HITECH Act, HIPAA, France’s Data Protection Act of 1978 (rev. 2004), and similar international laws regulations. If Dentsply Sirona or its agents or affiliates are found to be in violation of these laws, rules, regulations, self-regulatory codes, circulars or orders, Dentsply Sirona may become subject to administrative fines or litigation, which could materially increase Dentsply Sirona’s expenses.

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

Litigation may be necessary to enforce Dentsply Sirona’s patents or to defend against any claims of infringement of patents owned by third parties that are asserted against Dentsply Sirona. In addition, Dentsply Sirona may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, to determine the priority of inventions, which could result in substantial costs. Acquisitions by Dentsply Sirona of products or businesses that are found to infringe upon the intellectual property rights of others and the resulting changes to the competitive landscape of the industry could further increase this risk.

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

Certain of these risks may be heightened as a result of changing political climates, both of which may lead to changes in areas such as trade restrictions and tariffs, regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance.

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

Certain of the Company’s products are dependent on consumer discretionary spending.

While many of Dentsply Sirona’s products are considered necessary by patients regardless of the economic environment, certain dental specialty products, dental equipment and products that support discretionary dental procedures may be susceptible to changes in economic conditions. Decreases in consumer discretionary spending could negatively affect the Company's business and financial performance.

The Company relies heavily on information and technology to operate its business networks, and any cyber-attacks or other disruption to its technology infrastructure or the Internet could harm the Company’s operations.

Due to the global nature of the Company’s business and reliance on information systems to provide the Company’s services, the Company may use web-enabled and other integrated information systems in delivering the Company’s services. As the breadth and complexity of Company’s information systems continue to grow, the Company will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

•	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;

•	security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and

•	excessive costs, excessive delays or other deficiencies in systems development and deployment.

Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” cyber-attacks and other attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. The Company’s network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions and the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite the Company’s efforts to ensure the integrity of the Company’s systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that the Company or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. Cyber-attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

The materialization of any of these risks may impede the processing of data and the day-to-day management of the Company’s business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Disaster recovery plans, where in place, might not adequately protect the Company in the event of a system failure. Further, the Company currently does not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions the Company take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to the Company’s servers.

The Company’s inability to effectively manage the implementation and adapt to new processes designed into new or upgraded systems in a timely and cost-effective manner may result in disruption to the Company’s business and negatively affect operations.

Any of the foregoing incidents could also subject the Company to liability, expose the Company to significant expense, or cause significant harm to the Company’s reputation, which could result in lost revenues. While Dentsply Sirona has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from cyber-attacks, technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

Dentsply Sirona has a significant amount of indebtedness. A breach of the covenants under Dentsply Sirona’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

The Company has debt securities outstanding of approximately $1.6 billion. Dentsply Sirona also has the ability to incur up to $500.0 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

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

Dentsply Sirona’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company will be required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that Dentsply Sirona will be able to do so. Dentsply Sirona’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness.

The Company may not be able to repay its outstanding debt in the event that cross default provisions are triggered due to a breach of loan covenants.

Dentsply Sirona’s existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. Any breach of any such covenants or restrictions, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense, would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle Dentsply Sirona’s other lenders to accelerate their loans. Dentsply Sirona may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provisions are triggered or to the extent that no other parties are willing to extend financing.

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

Certain provisions of Dentsply Sirona’s Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of Dentsply Sirona. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain requirements which make it difficult for stockholders to amend Dentsply Sirona’s By-laws and prevent them from calling special meetings of stockholders. Delaware law imposes some restrictions on mergers and other business combinations between the Company and any “interested stockholder” with beneficial ownership of 15% or more of the Company’s outstanding common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations at December 31, 2017:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Waltham, Massachusetts (1)	Manufacture and distribution of dental implant products	Leased

Long Island City, New York (1)	Manufacture of dental technology products	Leased

Charlotte, North Carolina (1)	Distribution of dental technology products	Leased

Maumee, Ohio (1)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (3)	Distribution of dental products	Leased

York, Pennsylvania (1) (2)	Manufacture and distribution of artificial teeth	Owned
and other dental consumable products

York, Pennsylvania (1) (2)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (2)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (1)	Manufacture and distribution of dental products	Owned

Pirassununga, Brazil (1)	Manufacture and distribution of artificial teeth	Owned

Tianjin, China (2)	Manufacture and distribution of dental products	Leased

Saint-Egrève, France (2)	Manufacture and distribution of endodontic materials	Leased

Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned

Hanau, Germany (1)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (1)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (2)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (3)	Distribution of dental products	Leased

Rosbach, Germany (1)	Manufacture and distribution of dental ceramics	Owned

Bar Lev Industrial Park, Israel (1)	Manufacture and distribution of dental implant products	Owned/Leased

Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (1) (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Venlo, Netherlands (3)	Distribution of dental consumable products	Leased

Warsaw, Poland (2)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (1)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (1)	Manufacture and distribution of dental implant products and	Owned
healthcare consumable products

Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Ankara, Turkey (1)	Manufacture and distribution of healthcare consumable products	Owned

(1)	These properties are included in the Technologies & Equipment segment.

(2)	These properties are included in the Consumables segment.

(3)	This property is a distribution warehouse not managed by named segments.

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

The Company also owns its worldwide headquarters located in York, Pennsylvania.

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, and Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Item 4.  Mine Safety Disclosure

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DENTSPLY SIRONA INC. AND SUBSIDIARIES
Quarterly Stock Market and Dividend Information

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” The following table shows, for the periods indicated, the high, low, closing sale prices and cash dividends declared of the Company’s common stock as reported on the Nasdaq National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low

2017
First Quarter	$64.80	$55.00	$62.44	$0.0875
Second Quarter	65.68	61.02	64.84	0.0875
Third Quarter	65.44	52.34	59.81	0.0875
Fourth Quarter	68.98	54.91	65.83	0.0875

2016
First Quarter	$63.68	$53.43	$61.63	$0.0775
Second Quarter	65.83	58.84	62.04	0.0775
Third Quarter	65.16	58.57	59.43	0.0775
Fourth Quarter	62.92	55.01	57.73	0.0775

Approximately 135,020 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 284 holders of record of the Company’s common stock.

Stock Repurchase Program

At December 31, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on September 21, 2016.  Under this program, the Company purchased approximately 6.2 million shares, or approximately 2.7% of average diluted shares outstanding, during 2017 at a cost of $400.3 million for an average price of $64.40.

The table below contains certain information with respect to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2017:

(in millions, except per share amounts)				Number of Shares that May Yet be Purchased Under the Stock Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1, 2017 to October 31, 2017	—	$—	$—	4.1
November 1, 2017 to November 30, 2017	2.4	67.02	162.8	2.6
December 1, 2017 to December 31, 2017	1.3	65.82	87.2	1.3
	3.7	$66.60	$250.0

On February 14, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $500 million of shares of common stock. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

Stock Authorized for Issuance Under Equity Compensation Plans

The information required under this item is set forth in the 2018 Proxy Statement, which is incorporated herein by reference.

Performance Graph

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/12	12/13	12/14	12/15	12/16	12/17
DENTSPLY SIRONA Inc.	100.00	123.10	136.01	156.20	148.95	170.79
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Health Care	100.00	141.46	177.30	189.52	184.42	225.13

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

	Year ended December 31,
	2017	2016(a)	2015	2014	2013

Statement of Operations Data:
Net sales	$3,993.4	$3,745.3	$2,674.3	$2,922.6	$2,950.8
Net sales, excluding precious metal content (b)	3,952.9	3,681.0	2,581.5	2,792.7	2,771.7
Gross profit	2,188.5	2,000.9	1,517.2	1,599.8	1,577.4
Goodwill impairment	1,650.9	—	—	—	—
Restructuring and other costs	425.2	23.2	64.7	11.1	13.4
Operating (loss) income	(1,562.3)	454.7	375.2	445.6	419.2
(Loss) income before income taxes	(1,603.5)	440.9	329.7	404.4	369.3
Net (loss) income	(1,550.3)	431.4	251.1	322.9	318.2
Net (loss) income attributable to Dentsply Sirona	$(1,550.0)	$429.9	$251.2	$322.9	$313.2

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	(6.76)	1.97	1.79	2.28	2.20
Diluted	(6.76)	1.94	1.76	2.24	2.16

Cash dividends declared per common share	0.350	0.310	0.290	0.265	0.250

Weighted Average Common Shares Outstanding:
Basic	229.4	218.0	140.0	141.7	142.7
Diluted	229.4	221.6	142.5	144.2	145.0

Balance Sheet Data:
Cash and cash equivalents	320.6	383.9	284.6	151.6	75.0
Property, plant and equipment, net	876.0	799.8	558.8	588.8	637.2
Goodwill and other intangibles, net	7,339.9	8,909.6	2,588.3	2,760.1	3,076.9
Total assets	10,374.5	11,555.8	4,402.9	4,646.5	5,073.6
Total debt, current and long-term portions (c)	1,641.7	1,532.2	1,153.1	1,261.9	1,471.6
Equity	6,627.9	8,125.9	2,339.4	2,322.2	2,578.0
Return on average equity	NM	8.2%	10.8%	13.2%	13.0%
Total net debt to total capitalization (d)	16.6%	12.4%	27.1%	32.3%	35.1%

Other Data:
Depreciation and amortization	$316.4	$271.7	$122.9	$129.1	$127.9
Cash flows from operating activities	601.9	563.4	497.4	560.4	417.8
Capital expenditures	144.3	125.0	72.0	99.6	100.3
Interest expense (income), net	35.9	33.9	53.7	41.3	41.5
Inventory days	131	113	110	113	114
Receivable days	61	58	54	55	56
Effective tax rate	3.3%	2.2%	23.4%	20.1%	14.1%

NM - Not meaningful
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Items 8 and 15 of this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  See Part I, Item IA (“Part Business-Forward-Looking Statements and Associated Risks”) in the beginning of this Form 10-K.  The MD&A includes the following sections:

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

2017 Operational Highlights

•
For the year ended December 31, 2017, net sales increased 6.6% compared to the year ended December 31, 2016. Net sales, excluding precious metal content, increased 7.4% compared to the prior year. The increase in sales primarily reflects the impact of consolidating twelve months of Sirona’s sales in 2017 as compared to ten months of sales in 2016. For the year ended December 31, 2017, sales of our combined businesses (a non-US GAAP measure as referenced above), grew 1.6% on a constant currency basis including a benefit of 1.8% from net acquisitions. Net sales, excluding precious metal content, were favorably impacted by approximately 1.0% due to the weakening of the U.S. dollar over the prior period.

•
For the year ended December 31, 2017, net income attributable to Dentsply Sirona declined primarily as a result of a non-cash goodwill impairment charge of $1,650.9 million and a non-cash intangible asset impairment charge of $346.7 million. The Company reported a net loss of $6.76 per share compared to earnings per diluted share of $1.94 in the prior year. On an adjusted basis (a non-US GAAP measure as defined under the heading “Net Income attributable to Dentsply Sirona”), full year 2017 net income was similar to prior year and earnings per diluted share declined 4.3% to $2.66 from $2.78 in the prior year. The Company’s results reflect a significant earnings headwind from higher weighted average share count of approximately 4.9%, or $0.13 per diluted share and currency rate changes compared to the prior year of approximately 3.0%, or $0.05 per diluted share. These impacts were partially offset by $0.08 from the consolidation of an additional two months of Sirona earnings in 2017.

•
During 2017, the Company deployed cash in excess of $632 million as it returned cash to shareholders through common share repurchases and dividend payments, as well as strengthened the business through acquisitions. During 2017, the Company completed multiple acquisitions, including purchased intangible assets, with an aggregate purchase price of $152.6 million, including the acquisition of Recherche Techniques Dentaires (RTD), the worldwide leader in endodontic posts and Healthdent the market leader in gutta-percha formulations. In addition, the Company repurchased $401.4 million of common shares outstanding in 2017 and paid dividends of $78.3 million.

•
In 2017, the Company continued integration activities to capture cost synergies. The Company received the necessary approvals to proceed with its current plans for German reorganization. Additionally, the Company completed the elimination of certain corporate redundancies and continued execution of country and manufacturing consolidation activities.

BUSINESS

The Company operates in two business segments, Technologies & Equipment and Consumables.

The Technologies & Equipment segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology & Equipment Products and Healthcare Consumable Products. These products includes dental implants, laboratory dental products, CAD/CAM systems, imaging systems, treatment centers as well as consumable medical device products.

The Consumables segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, instruments, endodontic, and orthodontic dental products.

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

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. While the current period results reflect the unfavorable impact of integration related inefficiencies, the Company believes that the future benefits from these global efficiency and integration initiatives will improve the cost structure and help mitigate the impacts of rising costs such as energy, employee benefits and regulatory oversight and compliance. The Company has targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time. The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will continue to be achieved.

As announced in October 2016, the Company proposed plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s two segments. As required under German law, the Company entered into a statutory co-determination process under which it collaborated with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. In 2017, the Company received all necessary approvals and is proceeding with its current plans. The Company estimates the cost of these initiatives to be approximately $65 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years. The Company recorded costs of approximately $29 million associated with these plans. The Company estimates that the future annual savings related to these plans to be in the range of $12 million and $14 million to be realized over the next one to three years. There is no assurance that future savings will be fully achieved. The Company continues to initiate similar actions in other regions of the world.

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

The Company had two exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the marketing and sales of certain legacy Sirona products and equipment in the United States and Canada. In order to maintain exclusivity, certain purchase targets had to be achieved. In the fourth quarter of 2016, Patterson’s decision not to extend the exclusivity beyond September 2017 was announced. Following that announcement, in May 2017, the Company entered into a new three-year agreement with Patterson whereby Patterson would continue to distribute the Company’s equipment lines in the United States on a non-exclusive basis. In the second quarter of 2017, the Company also entered into two separate multi-year agreements with Henry Schein, Inc. (“Henry Schein”) for the distribution of the Company’s equipment lines in the United States and Canada. While the agreement with Henry Schein with respect to the United States was effective September 1, 2017, the agreement relating to Canada was effective June 2017. The Company began shipping initial stocking orders for the equipment products to Henry Schein under the agreements in the second quarter of 2017 and continued through the balance of 2017. During the second quarter of 2017, the Company also modified its distribution agreement with Henry Schein with respect to the distribution of certain products in France. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements positively impacted the Company’s reported sales for the full year of 2017 by approximately $23 million. Based on the Company’s estimate, distributor inventories increased during 2017 by approximately $26 million as compared to an increase of approximately $3 million during 2016. The increase in inventory levels was the result of the combination of lower equipment sales to end-users as well as higher than anticipated inventory levels held by distributors. The Company’s anticipated decrease in inventory levels held by distributors is projected to negatively impact the Company’s sales by approximately $40 million during 2018.

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

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years’ data in order to conform to current year presentation. During the quarter ended September 30, 2017, the Company realigned reporting responsibilities for multiple businesses, as a result of a retirement of one of the Company’s then Chief Operating Officers, into three operating segments. Furthermore, as a result of changes in the senior management level during the quarter ended December 31, 2017, the Company realigned reporting responsibilities into two operating segments. The segment information reflects the revised fourth quarter organizational structure for all periods shown.

RESULTS OF OPERATIONS

2017 Compared to 2016

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

	Year Ended December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Net sales	$3,993.4	$3,745.3	$248.1	6.6%
Less: Precious metal content of sales	40.5	64.3	(23.8)	(37.0%)
Net sales, excluding precious metal content	$3,952.9	$3,681.0	$271.9	7.4%

Net sales, excluding precious metal content, for the year ended December 31, 2017 were $3,952.9 million, an increase of $271.9 million from the year ended December 31, 2016. The increase in net sales, excluding precious metal content, reflects sales of $112.7 million as a result of the consolidation of two additional months of Sirona for the year end December 31, 2017 compared to the prior year period. This excludes approximately $4.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $23 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors increased by approximately $26 million during the current year compared to an increase of approximately $3 million in 2016. The inventory increase in 2017 was more than anticipated, in the Company’s assessment, as a result of lower equipment sales to end-users as well as higher than anticipated stocking of inventory by distributors in the U.S. The Company expects net sales during 2018 to be negatively impacted by approximately $40 million as a result of a planned reduction of inventory held at distributors.

Sales related to precious metal content declined 37.0% during 2017, which was primarily due to the continued reduction in the use of precious metal alloys in dentistry.

For the year ended December 31, 2017, sales of our combined businesses grew 1.6% on a constant currency basis. This includes a benefit of 1.8% from net acquisitions, which leads to negative internal sales growth of 20 basis points. Net sales, excluding precious metal content, were favorably impacted by approximately 1.0% due to the weakening of the U.S. dollar over the prior year period. Based on the Company’s assessment, the internal sales growth was benefited by approximately 60 basis points as a result of the net changes in equipment inventory levels in the current year over the prior year as discussed above. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business for the year ended December 31, 2017 and 2016, respectfully, is as follows:

	Year Ended
	December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Net sales	$3,993.4	$3,745.3	$248.1	6.6%
Less: precious metal content of sales	40.5	64.3	(23.8)	(37.0%)
Net sales, excluding precious metal content	3,952.9	3,681.0	271.9	7.4%
Sirona net sales (a)	—	160.7	(160.7)	NM
Merger related adjustments (b)	4.0	13.5	(9.5)	NM
Elimination of intercompany net sales	—	(0.5)	0.5	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$3,956.9	$3,854.7	$102.2	2.6%
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, for the year ended December 31, 2017 and 2016, respectfully, by geographic region is as follows:

	Year Ended
	December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

United States	$1,366.8	$1,306.4	$60.4	4.6%

Europe	1,575.2	1,421.7	153.5	10.8%

Rest of World	1,010.9	952.9	58.0	6.1%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region for the year ended December 31, 2017 and 2016, respectfully, is as follows:

	Year Ended
	December 31, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,372.5	$1,606.2	$1,014.7	$3,993.4
Less: precious metal content of sales	5.7	31.0	3.8	40.5
Net sales, excluding precious metal content	1,366.8	1,575.2	1,010.9	3,952.9
Merger related adjustments (a)	4.0	—	—	4.0
Non-US GAAP combined business, net sales, excluding precious metal content	$1,370.8	$1,575.2	$1,010.9	$3,956.9
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

United States

Reported net sales increased by 4.6% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Reported net sales, excluding precious metal content, increased by 4.6% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $42 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). This excludes approximately $4.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the year ended December 31, 2017, sales of our combined businesses declined 0.5% on a constant currency basis. This includes a benefit of 1.1% from net acquisitions and was unfavorably impacted by discontinued products by approximately 10 basis points, which results in a negative internal sales growth rate of 1.5%. The negative internal sales growth in this region was driven by lower demand in the Technologies & Equipment segment. Based on the Company’s assessment, the internal sales growth was benefited by approximately 3% as a result of the net changes in equipment inventory levels in the current year over the prior year as discussed above. The impact from net changes in inventory levels was entirely within the Technologies & Equipment segment.

Europe

Reported net sales increased by 9.8% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Reported net sales, excluding precious metal content, increased by 10.8% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $9 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at a certain distributor in Europe that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the year ended December 31, 2017, sales of our combined businesses grew 4.1% on a constant currency basis. This includes a benefit of 2.3% from net acquisitions, which results in internal sales growth of 1.8%. Net sales, excluding precious metal content, were positively impacted by approximately 2.2% due to the weakening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in both segments. Based on the Company’s assessment, the internal sales growth was unfavorably impacted by approximately 50 basis points as a result of the net changes in equipment inventory levels in the current year over the prior year as discussed above. The impact from net changes in inventory levels was entirely within the Technologies & Equipment segment.

Rest of World

Reported net sales increased by 4.5% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Reported net sales, excluding precious metal content, increased by 6.1% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $10 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at a certain distributor in Canada that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail).

For the year ended December 31, 2017, sales of our combined businesses grew 0.8% on a constant currency basis. This includes a benefit of 2.2% from net acquisitions, which results in negative internal sales growth of 1.4%. Net sales, excluding precious metal content, were positively impacted by approximately 0.9% due to the weakening of the U.S. dollar over the prior year period. The negative internal sales growth in this region was driven by lower demand in the Technologies & Equipment segment. Based on the Company’s assessment, the internal sales growth was unfavorably impacted by approximately 1% as a result of the net changes in equipment inventory levels in the current year over the prior year as discussed above. The impact from net changes in inventory levels was entirely within the Technologies & Equipment segment.

Gross Profit

	Year Ended December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Gross profit	$2,188.5	$2,000.9	$187.6	9.4%
Gross profit as a percentage of net sales, including precious metal content	54.8%	53.4%
Gross profit as a percentage of net sales, excluding precious metal content	55.4%	54.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 100 basis points for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Improvement in the gross profit rate for year ended December 31, 2017, were primarily driven by net reductions in the roll-off of merger-related fair value adjustments and expenses of approximately 150 basis points as compared to the year ended December 31, 2016. This increase was partially offset by approximately 50 basis points associated with the equipment businesses primarily as a result of lower sales related to the transition in distribution strategy as compared to the year ended December 31, 2016.

Operating Expenses

	Year Ended
	December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,674.7	$1,523.0	$151.7	10.0%
Goodwill impairment	1,650.9	—	1,650.9	NM
Restructuring and other costs	425.2	23.2	402.0	1,732.8%

SG&A as a percentage of net sales, including precious metal content	41.9%	40.7%
SG&A as a percentage of net sales, excluding precious metal content	42.4%	41.4%

SG&A Expenses

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the year ended December 31, 2017 increased 100 basis points compared to the year ended December 31, 2016. The higher rate was primarily driven by increased professional service costs, biennial trade show and other selling events, unfavorable foreign currency and increased amortization and depreciation which unfavorably impacted the rate by approximately 100 basis points compared to the year ended December 31, 2016. In addition, the rate was also unfavorably impact by 80 basis points due to employment agreement costs related to the resignation of senior management compared to the year ended December 31, 2016. Partially offsetting these increases was a reduction in business combination related costs which favorably impacted the rate by 120 basis points as compared to the year ended December 31, 2016.

Goodwill impairment

For the year ended December 31, 2017, the Company recorded a goodwill impairment charge of $1,650.9 million. The charge is related to three reporting units in the Technologies & Equipment segment. For further information see Note 9, Goodwill and Intangible Assets, in the Notes to Audited Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $425.2 million for the year ended December 31, 2017 compared to $23.2 million for the year ended December 31, 2016.

The Company recorded net restructuring expense of $55.4 million related to restructuring initiatives in Germany and organizational management changes announced during the fourth quarter. As announced in October 2016, the Company proposed plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s two segments. As required under German law, the Company entered into a statutory co-determination process under which it collaborated with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. In 2017, the Company received all necessary approvals and is proceeding with its current plans. The Company estimates the cost of these initiatives to be approximately $65 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years. The Company recorded costs of approximately $29 million associated with these plans. The Company estimates that the future annual savings related to these plans to be in the range of $11 million to $14 million to be realized over the next one to three years. There is no assurance that future savings will be fully achieved.

During the year ended December 31, 2017, the Company recorded other costs of $369.8 million which consist of impairment charges of $346.7 million and legal settlements of $23.1 million. For further information on the impairment charges, see Note 9, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Net interest expense	$35.9	$33.9	$2.0	5.9%
Other expense (income), net	5.3	(20.1)	25.4	NM
Net interest and other expense	$41.2	$13.8	$27.4
NM - Not meaningful

Net Interest Expense

Net interest expense for the year ended December 31, 2017 increased $2.0 million as compared to the year ended December 31, 2016. Increased debt levels in 2017 partially offset by lower average interest rates when compared to the prior year resulted in an increase in net interest expense.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2017 increased $25.4 million compared to the year ended December 31, 2016. Other expense (income), net for the year ended December 31, 2017 includes foreign exchange loss of $1.7 million and $3.6 million of other non-operating expenses. Other income, net for the year ended December 31, 2016 was $20.1 million, comprised primarily of $10.3 million of foreign exchange gains, and $9.9 million of other non-operating income primarily due to legal settlements.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share and percentage amounts)	2017	2016	$ Change

Effective income tax rate	3.3%	2.2%

Net (loss) income attributable to Dentsply Sirona	$(1,550.0)	$429.9	$(1,979.9)

Diluted earnings per common share	$(6.76)	$1.94

Provision for Income Taxes

The Company’s effective tax rate for 2017 and 2016 was 3.3% and 2.2%, respectively. For the year ended December 31, 2017, income taxes were a net benefit of $53.2 million. During the year, the Company recorded the following discrete tax items, $20.5 million of excess tax benefit related to employee share based compensation, tax expense of $12.0 million related primarily to state valuation allowances, $ 3.6 million related to enacted statutory rate changes, $1.0 million related to other discrete tax matters and $20.1 million related to US Tax Reform. The Company also recorded a $ 99.1 million tax benefit related to the intangible asset impairment charge recorded during the twelve months ended December 31, 2017. Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the intangible assets and non-deductible goodwill impairment charge the Company’s effective tax rate was 7.54%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate to 21% in 2018 from 35%, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of SAB 118 provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects. Accordingly, the Company has recognized a net provisional income tax charge of $20.1 million, which is included as a component of the income tax provision on the consolidated statement of income.

Based on information available, the Company estimated the cumulative undistributed foreign earnings to be approximately $1.1 billion and recorded a provisional estimate of $62.2 million of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. As of December 31, 2017, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

The remaining provisional amount is a benefit of $42.1 million relating to the remeasurement of the Company’s U.S. net deferred tax liabilities. For the Global Intangible Low Tax Income (“GILTI”) provision of the Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after January 19, 2018, by the U.S. Department of the Treasury. The effects of the 2017 Tax Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the 2017 Tax Act that a provisional estimate could not be made, and such changes could be material.

The Company’s effective income tax rate for 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $2,374.8 billion and $183.6 million, respectively.

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

Net (Loss) Income attributable to Dentsply Sirona

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net (loss) income attributable to Dentsply Sirona and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted net income attributable to Dentsply Sirona to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to intangible assets either purchased or acquired through a business combination. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

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

	Year Ended December 31, 2017
(in millions, except per share amounts)	Net Income (Loss)	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,550.0)	$(6.76)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	2,119.3
Amortization of purchased intangible assets	189.0
Business combination related costs and fair value adjustments	38.5
Credit risk and fair value adjustments	5.0
Tax impact of the pre-tax non-US GAAP adjustments (a)	(199.8)
Subtotal non-US GAAP adjustments	2,152.0	9.26
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.09
Income tax related adjustments	16.2	0.07
Adjusted non-US GAAP net income	$618.2	$2.66

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the year ended December 31, 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		229.4
Shares used in calculating diluted non-US GAAP net income per share		232.7

	Year Ended December 31, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$429.9	$1.94
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	162.2
Amortization of purchased intangible assets	155.3
Restructuring program related costs and other costs	17.0
Credit risk and fair value adjustments	5.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(79.6)
Subtotal non-US GAAP adjustments	260.7	1.17
Income tax related adjustments	(73.5)	(0.33)
Adjusted non-US GAAP net income	$617.1	$2.78
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

	Year Ended December 31, 2017
(in millions, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(1,562.3)	(39.5)%
Restructuring program related costs and other costs	2,119.9	53.6%
Amortization of purchased intangible assets	189.0	4.8%
Business combination related costs and fair value adjustments	37.7	0.9%
Credit risk and fair value adjustments	7.1	0.2%
Adjusted non-US GAAP Operating Income	$791.4	20.0%

	Year Ended December 31, 2016
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$454.7	12.4%
Restructuring program related costs and other costs	161.8	4.4%
Amortization of purchased intangible assets	155.3	4.2%
Business combination related costs and fair value adjustments	27.1	0.7%
Credit risk and fair value adjustments	5.3	0.1%
Adjusted non-US GAAP Operating Income	$804.2	21.8%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Technologies & Equipment	$2,160.3	$1,986.4	$173.9	8.8%

Consumables	$1,792.6	$1,694.6	$98.0	5.8%

Segment Operating Income	Year Ended December 31,
(in millions, except percentage amounts)	2017	2016	$ Change	% Change

Technologies & Equipment	$411.0	$355.7	$55.3	15.5%

Consumables	$487.1	$445.3	$41.8	9.4%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the year ended December 31, 2017 and 2016, respectfully, is as follows:

	Year Ended
	December 31, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,200.8	$1,792.6	$3,993.4
Less: precious metal content of sales	40.5	—	40.5
Net sales, excluding precious metal content	2,160.3	1,792.6	3,952.9
Merger related adjustments (a)	4.0	—	4.0
Non-US GAAP combined business, net sales, excluding precious metal content	$2,164.3	$1,792.6	$3,956.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

	Year Ended
	December 31, 2016
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,050.5	$1,694.8	$3,745.3
Less: precious metal content of sales	64.1	0.2	64.3
Net sales, excluding precious metal content	1,986.4	1,694.6	3,681.0
Sirona net sales (a)	145.0	15.7	160.7
Merger related adjustments (b)	13.5	—	13.5
Elimination of intercompany net sales	—	(0.5)	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$2,144.9	$1,709.8	$3,854.7
(a) Represents Sirona sales for January and February 2016
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 and 2016 non-U.S. GAAP combined business results comparable.

Technologies & Equipment

Reported net sales increased by 7.3% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Reported net sales, excluding precious metal content, increased by $173.9 million or 8.8% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase reflects sales of $98.6 million as a result of the inclusion of two additional months of Sirona for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $23 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors increased by approximately $26 million during the current year compared to an increase of approximately $3 million in 2016. The inventory increase in 2017 was more than anticipated, in the Company’s assessment, as a result of lower equipment sales to end-users as well as higher than anticipated stocking of inventory by distributors in the U.S. The Company expects net sales during 2018 to be negatively impacted by approximately $40 million as a result of a planned reduction of inventory held at distributors.

For the year ended December 31, 2017, sales of our combined businesses declined 0.1% on a constant currency basis. This includes a benefit of approximately 2.7% from net acquisitions, which results in negative internal sales growth of 2.8%. Net sales, excluding precious metal content, were favorably impacted by approximately 1.0% due to the weakening of the U.S. dollar as compared to the prior year. Sales decline was led by the U.S. and the Rest of World regions, partially offset by Europe. The negative internal sales growth rate, based on the Company’s estimate, was favorably impacted by changes in equipment inventory levels in the current year as compared to the prior year at certain distributors related to the transition in distribution strategy.

The operating income increased $55.3 million or 15.5% for the year ended December 31, 2017 as compared to 2016 reflects the impact of the consolidation of two additional months of Sirona, and the savings from the Company’s global efficiency and integration program. Based on the Company’s assessment, operating income was favorably impacted by the change in net equipment inventory as discussed above.

Consumables

Reported net sales increased by 5.8% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Reported net sales, excluding precious metal content, increased by $98.0 million or 5.8% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase reflects sales of $14.1 million as a result of the inclusion of two additional months of Sirona for the year ended December 31, 2017 compared to the year ended December 31, 2016.

For the year ended December 31, 2017, sales of our combined businesses grew 3.7% on a constant currency basis. This includes a benefit of 0.6% from net acquisitions which results in internal growth of 3.1%. Net sales, excluding precious metal content, were positively impacted by approximately 1.2% due to the weakening of the U.S. dollar over the prior year period. Sales growth in this segment reflects increased demand in the all regions.

The operating income increased $41.8 million or 9.4% for the year ended December 31, 2017 as compared to 2016. This increase was primarily driven by the increase in sales, favorable product mix and the favorable impact of foreign currency.

RESULTS OF OPERATIONS

2016 Compared to 2015

Net Sales

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

For the year ended December 31, 2016, sales of our combined businesses grew 1.0% on a constant currency basis. This includes a benefit of 2.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in a negative internal sales growth rate of 0.9%. This was driven by lower sales in the Technologies & Equipment segment and was the result of lower purchases by a dealer compared to the prior period.

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

For the year ended December 31, 2016, sales of our combined businesses grew 3.2% on a constant currency basis. This includes a benefit of 1.0% from net acquisitions and was unfavorably impacted by discontinued products by approximately 70 basis points, which results in internal growth of 2.9%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.5% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in the Consumables segment.
Rest of World

Reported net sales, excluding precious metal content, increased by 71.0% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase reflects sales of $378.7 million as a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months.

For the year ended December 31, 2016, sales of our combined businesses grew 8.2% on a constant currency basis. This includes a benefit of 1.9% from net acquisitions and was unfavorably impacted by discontinued products by approximately 30 basis points, which results in internal growth of 6.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was driven by higher demand in both segments led by the Technologies & Equipment segment.

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

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $23.2 million for the year ended December 31, 2016 compared to $64.7 million for the year ended December 31, 2015. In 2016, restructuring costs were related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. In 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Consumables segment.

In October 2016, the Company announced proposed plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $65 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Net interest expense	$33.9	$53.7	$(19.8)	(36.9%)
Other income, net	(20.1)	(8.2)	(11.9)	NM
Net interest and other expense	$13.8	$45.5	$(31.7)
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

	Year Ended December 31, 2016
(in millions, except percentage of net sales amount)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$454.7	12.4%
Business combination related costs and fair value adjustments	161.8	4.4%
Amortization of purchased intangible assets	155.3	4.2%
Restructuring program related costs and other costs	27.1	0.7%
Credit risk and fair value adjustments	5.3	0.1%
Adjusted non-US GAAP Operating Income	$804.2	21.8%

	Year Ended December 31, 2015
(in millions, except percentage of net sales amounts)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$375.2	14.5%
Restructuring program related costs and other costs	81.1	3.2%
Amortization of purchased intangible assets	43.7	1.7%
Business combination related costs and fair value adjustments	13.1	0.5%
Credit risk and fair value adjustments	$8.0	0.3%
Adjusted non-US GAAP Operating Income	$521.1	20.2%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Technologies & Equipment	$1,986.4	$1,019.9	$966.5	94.8%

Consumables	$1,694.6	$1,561.6	$133.0	8.5%

Segment Operating Income	Year Ended December 31,
(in millions, except percentage amounts)	2016	2015	$ Change	% Change

Technologies & Equipment	$355.7	$159.1	$196.6	123.6%

Consumables	$445.3	$443.2	$2.1	0.5%
NM- Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the year ended December 31, 2016 and 2015, respectfully, is as follows:

	Year Ended
	December 31, 2016
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,050.5	$1,694.8	$3,745.3
Less: precious metal content of sales	64.1	0.2	64.3
Net sales, excluding precious metal content	1,986.4	1,694.6	3,681.0
Sirona net sales (a)	145.0	15.7	160.7
Merger related adjustments (b)	13.5	—	13.5
Elimination of intercompany net sales	—	(0.5)	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$2,144.9	$1,709.8	$3,854.7
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustments to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Year Ended
	December 31, 2015
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,112.7	$1,561.6	$2,674.3
Less: precious metal content of sales	92.8	—	92.8
Net sales, excluding precious metal content	1,019.9	1,561.6	2,581.5
Sirona net sales (a)	1,060.4	112.1	1,172.5
Elimination of intercompany net sales	—	(2.3)	(2.3)
Non-US GAAP combined business, net sales, excluding precious metal content	$2,080.3	$1,671.4	$3,751.7
(a) Represents Sirona sales for the year ended December 31, 2015.

Technologies & Equipment

Reported net sales, excluding precious metal content, increased by $966.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase is a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months. This excludes approximately $13.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the year ended December 31, 2016, sales of our combined businesses grew 4.0% on a constant currency basis. This includes a benefit of 3.2% from net acquisitions and was unfavorably impacted by discontinued products by approximately 80 basis points, which results in internal growth of 1.6%. Net sales, excluding precious metal content, were favorably impacted by approximately 1% due to the strengthening of the U.S. dollar over the prior year period. Sales growth in this segment reflects increased demand in the Rest of World region offset by sales declines in the United States which reflects lower purchases by a dealer compared to the prior year period.

The operating income increase for the year ended December 31, 2016 as compared to 2015 reflects the impact of the Merger.

Consumables

Reported net sales, excluding precious metal content, increased by $133.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase is a result of the Merger and other acquisitions, primarily the consolidation of the Sirona businesses for ten months.

For the year ended December 31, 2016, sales of our combined businesses grew 3.2% on a constant currency basis. This includes an unfavorable impact of approximately 0.2% from net acquisitions, which results in internal growth of 3.4%. Net sales, excluding precious metal content, were negatively impacted by approximately 0.8% due to the strengthening of the U.S. dollar over the prior year period. Sales growth occurred in all regions.

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

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings. The Company adopted Accounting Standards Update No. 2017-04, “Intangibles, Goodwill and Other” during the three months ended March 31, 2017.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

The Company performed the required annual impairment tests of goodwill at April 30, 2017 on eleven reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as futures expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows were discounted based on a range between 7.8% to 9.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

Goodwill Testing Results

As a result of the annual impairment tests of goodwill and in conjunction with the preparation of the financial statements for the three months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million related to the CAD/CAM, Imaging and Treatment Center equipment reporting units all within the Technologies & Equipment segment. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the WACC rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 5% at April 30, 2017, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2017, one reporting unit, within the Company’s Consumables segment, would have a fair value that would approximate net book value. Goodwill for that reporting unit totals $54.0 million at December 31, 2017. The Company did not identify any impairment triggers related to this reporting unit at December 31, 2017.

In preparing the financial statements for the year ended December 31, 2017, the Company identified an impairment triggering event related to the CAD/CAM, Imaging and Treatment Center equipment reporting units. Forecasted revenues and operating margins for these reporting units were impacted by continued unfavorable developments in the marketplace which included an increase in competition. These developments resulted in significantly lower sales to end-users than expected in the fourth quarter of 2017 in the North America and Rest of World regions as well as declines in expected gross profit rates which included the unfavorable impacts from changes in the foreign exchange rates. The impacts from foreign exchange rate changes were primarily driven by the strengthening of the euro versus the U.S. dollar as a result of the higher euro denominated costs and net assets associated with these reporting units as compared to the lower amount of euro denominated sales. While the Company considered unfavorable market developments and foreign exchange rate changes, in its April 30, 2017 assessment, the impact of these developments were at levels beyond those anticipated by the Company despite moving away from a non-exclusive distribution channel in the United States and the execution of new distribution agreements with Patterson Companies, Inc. and Henry Schein, Inc. in May and June of 2017. In addition to the unfavorable market and foreign exchange rate developments, the income tax rate forecast used in the annual goodwill test was unfavorably impacted by the recent tax legislation in the U.S. and other foreign jurisdictions. As a result the Company tested these reporting units for impairment in preparation of the financial statements for the year ended December 31, 2017 and determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, was impaired. The impairment was the result of a change in forecasted sales and gross profit as well as changes in foreign exchange rates and the income tax rate. As a result, the Company recorded a goodwill impairment charge of $558.0 million for the three months ended December 31, 2017. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total goodwill impairment charge of $1,650.9 million for the year ended December 31, 2017.

Slower net sales growth rates in the dental industry, continued weakness in end-user demand for the Company’s products as a result of competition, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, foreign currency changes, unfavorable tax legislation among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill may not be recoverable. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-lived and Definite-lived Intangible Assets Testing Results

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in Restructuring and other costs on the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was primarily driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

For the Company’s indefinite-lived assets that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2017, the fair value of these assets would still exceed their book value.

In preparing the financial statements for the year ended December 31, 2017, the Company, as result of the triggering event, tested the indefinite-lived intangible assets related to these reporting units for impairment As a result, the Company identified certain tradenames and trademarks related to the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $266.9 million for the three months ended December 31, 2017 which was recorded in Restructuring and other cost on the Consolidated Statements of Operations. The Company recorded a total impairment charge for the year ended December 31, 2017 of $346.7 million related to indefinite-lived assets. The impairment charge was driven by a continuing decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

Slower net sales growth rates in the dental industry continued weakness in end-user demand for the Company’s products as a result of competition, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, foreign currency changes, unfavorable tax legislation among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s indefinite-lived and definite-lived assets may not be recoverable. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2017, the Company has a valuation allowance of $3.0 billion against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

The Company has accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis.  The accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects.  The Company’s reasonable estimates are included in the financial statements at December 31, 2017 and expects to complete the accounting during the one year measurement period from the enactment date.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2017 were $601.9 million compared to $563.4 million during the year ended December 31, 2016. Net income declined by $1,981.7 million in the period ended December 31, 2017 compared to the prior year, largely from non-cash impairments of goodwill and intangible assets totaling $1,997.6 million related to the Technologies & Equipment segment. Working capital consumed $149.3 million of operating cash flow in 2017 compared to $54.8 million consumed in 2016. Other non-cash charges increased approximately $116.3 million versus the prior year, largely driven by restructuring, management changes, amortization and legal settlements. The Company's cash and cash equivalents decreased by $63.3 million during the year ended December 31, 2017 to $320.6 million.

For the year ended December 31, 2017, on a constant currency basis, the number of days for sales outstanding in accounts receivable increased by 3 days to 61 days as compared to 58 days in 2016. On a constant currency basis, the number of days of sales in inventory increased by 18 days to 131 days at December 31, 2017 as compared to 113 days at December 31, 2016.

Investing activities during 2017 included capital expenditures of $144.3 million and acquisitions of businesses and intangible assets of $152.6 million. The Company expects capital expenditures to be in the range of approximately $130 million to $140 million for the full year 2018.

At December 31, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 6.2 million shares, or approximately 2.7% of average diluted shares outstanding, during 2017 at a cost of $400.3 million for an average price of $64.40. As of December 31, 2017 and 2016, the Company held 37.7 million and 34.4 million shares of treasury stock, respectively. The Company also received proceeds of $82.3 million primarily as a result of 2.3 million stock options exercised during the year ended December 31, 2017. On February 14, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $500.0 million of shares of common stock. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and other factors.

Total debt increased by $109.5 million for the year ended December 31, 2017. Dentsply Sirona's long-term debt, including the current portion, at December 31, 2017 and 2016 was $1,620.8 million and $1,522.1 million, respectively. The Company's long-term debt, including the current portion increased by a net of $98.7 million during the year ended December 31, 2017. This net change included a net increase in borrowings of $12.7 million, and a decrease of $111.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At December 31, 2017 there was $7.3 million outstanding under the commercial paper facility, at 2016, there were no outstanding borrowings under the commercial paper facility.

During the year ended December 31, 2017, the Company's ratio of net debt to total capitalization increased to 16.6% compared to 12.4% at December 31, 2016. Dentsply Sirona defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

The Company has access to $500.0 million revolving credit facility through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. These credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of total debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants or ratios would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2017, the Company was in compliance with these covenants.

The Company also has access to $52.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2017, $13.6 million was outstanding under these short-term lines of credit.  At December 31, 2017, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $531.2 million.

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures in a range of $130 million to $140 million, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 12, Financing Arrangements, to the Consolidated Financial Statements in Item 15 in this Form 10-K. The Company intends to pay or refinance the current portion of long term debt due in 2018 utilizing cash or available credit. As noted in the Company's Consolidated Statements of Cash Flows in Item 15 in this Form 10-K, the Company has continued to generate strong cash flows from operations, which has been used to finance the Company's activities.

At December 31, 2017, the majority of the Company’s cash and cash equivalents were held outside of the United States. The majority of the Company’s excess free cash flow is generated outside of the United States. Most of the foreign excess free cash flow could be repatriated to the United States. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, to fund ongoing operations and capital needs. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of December 31, 2017, the Company had not repatriated any of these funds to the U.S. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Off Balance Sheet Arrangements

At December 31, 2017, the Company held $40.3 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheet. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels.

Contractual Obligations

The following table presents the Company's scheduled contractual cash obligations at December 31, 2017:

Contractual Obligations	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings	$9.2	$244.1	$298.9	$1,073.9	$1,626.1
Operating leases	38.6	56.2	36.0	35.3	166.1
Interest on long-term borrowings, net of interest rate swap agreements	27.3	51.5	45.0	68.1	191.9
Postemployment obligations	18.7	37.2	39.8	117.2	212.9
Precious metal consignment agreements	40.3	—	—	—	40.3
	$134.1	$389.0	$419.7	$1,294.5	$2,237.3

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2017, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $24.7 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 14, Income Taxes, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K).

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

The Company has numerous investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both derivative and non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment.

At December 31, 2017, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts by approximately $18.4 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and, in the past, to convert fixed rate debt to variable rate debt. At December 31, 2017, the Company has one significant interest rate swap. This interest rate swap has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.9% for a term of five years, ending in September 2019. The interest rates on variable rate term loan debt are consistent with current market conditions; therefore, the fair value of this instrument approximates its carrying values.

On January 2, 2018, the Company entered into a 245.6 million euro cross currency basis swap maturing in August 2021, that is designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.7%, which will result in a net reduction of interest expense of approximately $7 million in 2018.

At December 31, 2017, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company’s annual interest expense by approximately $1.6 million.

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

At December 31, 2017, the Company had approximately 43,100 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $40.3 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2017, the average annual rate charged by the consignor banks was 2.2%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included under Item 15(a)(1) of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the 2018 Proxy Statement, which is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required under this item is set forth in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required under this item is set forth in the 2018 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.	Financial Statement Schedule for the Years Ended December 31, 2017, 2016, and 2015.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm:

Page
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016, and 2015.	74

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (14)
3.1		Amended and Restated Certificate of Incorporation (17)
3.2		Fifth Amended and Restated By-Laws, dated as of February 14, 2018 (22)
4.1	(a)
United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (3)

(b)
First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (13)

4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)

4.3
$500.0 Million Credit Agreement, dated as of July 23, 2014 final maturity in July 23, 2019, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A., Commerzbank AG, and HSBC Bank USA N.A. as co-documentation agents, and J.P. Morgan Securities LLC and Citibank Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers (13)

	(a)	First Amendment to the $500.0 Million Credit Agreement dated as of July 1, 2015 between the Company and the Subsidiary Borrowers party (15)
	(b)	Second Amendment to the $500.0 Million Credit Agreement dated November 30, 2015 between the Company and Subsidiary Borrowers party (15)
4.4		$250.0 Million Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (7)
4.5	(a)	65.0 Million Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (8)
	(b)	First Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated May 21, 2010 between the Company, the Lenders, and PNC Bank National Association, as Agent (15)
	(c)	Second Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated August 31, 2011 due September 1, 2016, between the Company, the Lenders, and PNC Bank, National Association, as Agent (9)
	(d)	Third Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated November 30, 2015 (15)
4.10		$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (12)
	(a)	First Amendment to the $175.0 Million Credit Agreement dated November 30, 2015 between the Company and PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (15)
4.11		Form of Indenture (10)
4.12		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (11)
4.14
12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (13)

	(a)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (15)
4.15		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (13)
4.16		Note Purchase Agreement, dated December 11, 2015, by and among the Company and the purchasers listed in Schedule A thereto (15)
4.17		Note Purchase Agreement, dated October 27, 2016, by and among the Company and the purchasers listed in Schedule A thereto (17)
10.2		2002 Amended and Restated Equity Incentive Plan* (5)
10.3		Restricted Stock Unit Deferral Plan* (15)
10.4	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (5)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (5)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (6)
10.13		DENTSPLY International Inc. Directors’ Deferred Compensation Plan effective January 1, 1997, amended January 1, 2009* (6)
10.14		Board Compensation Arrangement* (Filed herewith)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2009* (6)
10.16		Incentive Compensation Plan, amended and restated* (9)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)

10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (4)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (2)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (2)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Commerzbank AG (formerly known as Dresdner Bank AG), Frankfurt, and the Company (5)
	(f)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (12)
	(g)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (12)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (7)
10.20		2010 Equity Incentive Plan, amended and restated (15)
10.22		Employment Agreement, dated December 11, 2015, between DENTSPLY International Inc. and Bret W. Wise* (15)
10.23		Employment Agreement, dated February 12, 2016, between DENTSPLY SIRONA Inc. and Christopher T. Clark* (17)
10.24		Employment Agreement, dated February 12, 2016, between DENTSPLY SIRONA Inc. and Ulrich Michel* (17)
10.25		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018 (Filed herewith)
10.26		Employment Agreement, dated December 11, 2015, between DENTSPLY International Inc., Sirona Dental Systems, Inc. and Jeffrey T. Slovin* (17)
10.27		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (16)
10.28		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (16)
10.29		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (17)
10.30		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan* (17)
10.31		Employment Agreement, dated September 27, 2017, between DENTSPLY SIRONA and Mark Thierer* (18)
10.32		Employment Agreement, dated September 27, 2017, between DENTSPLY SIRONA and Robert Size* (19)
10.33		Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA and Nicholas W. Alexos* (20)
10.34		Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA and Keith Ebling* (Filed herewith)
10.35		Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA and Donald M. Casey Jr* (21)
10.36		Form of DENTSPLY SIRONA Inc. Indemnification Agreement (22)
10.37		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc 2016 Omnibus Incentive Plan as amended and restated (22)
10.38		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated (22)
10.39		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated (22)
10.40		Employment Agreement, dated May 5, 2016, between DENTSPLY SIRONA and Maureen J. MacInnis* (Filed herewith)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1		Section 302 Certification Statement Chief Executive Officer
31.2		Section 302 Certification Statements Chief Financial Officer
32		Section 906 Certification Statement
101.INS		XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated October 2, 2017, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2017, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated November 3, 2017, File no.0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

		Additions
(in millions)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2015	$8.8	$4.3	$1.4	$(2.2)	$(1.6)	$10.7
2016	10.7	9.2	4.3	(2.5)	1.0	22.7
2017	22.7	6.6	(2.6)	(4.8)	0.5	22.4

Deferred tax asset valuation allowance:

For Year Ended December 31,
2015	$253.3	$26.7	$—	$—	$(5.7)	$274.3
2016	274.3	(99.9)	8.5	—	(0.2)	182.7
2017	182.7	2,829.8	—	—	2.3	3,014.8

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Donald M. Casey, Jr.	/s/	Nicholas W. Alexos
	Donald M. Casey, Jr.		Nicholas W. Alexos
	Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	March 15, 2018		March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15 (a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2), of DENTSPLY SIRONA Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2017 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 15(a)(1). Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 15, 2018

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Net sales	$3,993.4	$3,745.3	$2,674.3
Cost of products sold	1,804.9	1,744.4	1,157.1

Gross profit	2,188.5	2,000.9	1,517.2
Selling, general and administrative expenses	1,674.7	1,523.0	1,077.3
Goodwill impairment	1,650.9	—	—
Restructuring and other costs	425.2	23.2	64.7

Operating (loss) income	(1,562.3)	454.7	375.2

Other income and expenses:
Interest expense	38.3	35.9	55.9
Interest income	(2.4)	(2.0)	(2.2)
Other expense (income), net	5.3	(20.1)	(8.2)

(Loss) income before income taxes	(1,603.5)	440.9	329.7
(Benefit) provision for income taxes	(53.2)	9.5	77.0
Equity in net loss of unconsolidated affiliated company	—	—	(1.6)

Net (loss) income	(1,550.3)	431.4	251.1

Less: Net (loss) income attributable to noncontrolling interests	(0.3)	1.5	(0.1)

Net (loss) income attributable to Dentsply Sirona	$(1,550.0)	$429.9	$251.2

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(6.76)	$1.97	$1.79
Diluted	$(6.76)	$1.94	$1.76

Weighted average common shares outstanding:
Basic	229.4	218.0	140.0
Diluted	229.4	221.6	142.5

Dividends declared per common share:	$0.35	$0.31	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2017	2016	2015

Net (loss) income	$(1,550.3)	$431.4	$251.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	386.3	(90.5)	(188.1)
Net (loss) gain on derivative financial instruments	(20.2)	(8.6)	12.1
Net unrealized holding gain (loss) on available-for-sale securities	44.3	—	(8.5)
Pension liability adjustments	4.6	(13.8)	32.2
Total other comprehensive income (loss)	415.0	(112.9)	(152.3)

Total comprehensive (loss) income	(1,135.3)	318.5	98.8

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	0.3	0.5

Comprehensive (loss) income attributable to Dentsply Sirona	$(1,135.3)	$318.2	$98.3

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$320.6	$383.9
Accounts and notes receivable-trade, net	746.2	636.0
Inventories, net	623.1	517.1
Prepaid expenses and other current assets	312.6	206.5
Total Current Assets	2,002.5	1,743.5

Property, plant and equipment, net	876.0	799.8
Identifiable intangible assets, net	2,800.7	2,957.6
Goodwill, net	4,539.2	5,952.0
Other noncurrent assets, net	156.1	102.9
Total Assets	$10,374.5	$11,555.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$284.4	$223.0
Accrued liabilities	585.8	462.7
Income taxes payable	54.2	60.8
Notes payable and current portion of long-term debt	30.1	21.1
Total Current Liabilities	954.5	767.6

Long-term debt	1,611.6	1,511.1
Deferred income taxes	718.0	751.7
Other noncurrent liabilities	462.5	399.5
Total Liabilities	3,746.6	3,429.9

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	2.6
400.0 million shares authorized at December 31, 2017 and 2016
264.5 million shares issued at December 31, 2017 and 2016
226.8 million and 230.1 million shares outstanding at December 31, 2017 and 2016, respectively
Capital in excess of par value	6,543.9	6,516.7
Retained earnings	2,316.2	3,948.0
Accumulated other comprehensive loss	(291.0)	(705.7)
Treasury stock, at cost, 37.7 million and 34.4 million shares at December 31, 2017 and 2016, respectively	(1,955.4)	(1,647.3)
Total Dentsply Sirona Equity	6,616.3	8,114.3
Noncontrolling interests	11.6	11.6
Total Equity	6,627.9	8,125.9
Total Liabilities and Equity	$10,374.5	$11,555.8

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	251.2	—	—	251.2	(0.1)	251.1

Other comprehensive (loss) income	—	—	—	(152.9)	—	(152.9)	0.6	(152.3)

Exercise of stock options	—	(8.2)	—	—	43.4	35.2	—	35.2
Tax benefit from stock options exercised	—	11.6	—	—	—	11.6	—	11.6
Stock based compensation expense	—	25.6	—	—	—	25.6	—	25.6
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.6	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(112.7)	(112.7)	—	(112.7)
RSU distributions	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends	—	—	(40.6)	—	—	(40.6)	—	(40.6)

Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	429.9	—	—	429.9	1.5	431.4

Other comprehensive loss	—	—	—	(111.7)	—	(111.7)	(1.2)	(112.9)

Acquisition of noncontrolling interest	—	(0.1)	—	—	—	(0.1)	(0.3)	(0.4)
Common stock issuance related to Sirona merger	1.0	6,255.2	—	—	—	6,256.2	10.2	6,266.4
Exercise of stock options	—	(10.8)	—	—	48.1	37.3	—	37.3
Tax benefit from stock options exercised	—	16.1	—	—	—	16.1	—	16.1
Stock based compensation expense	—	41.3	—	—	—	41.3	—	41.3
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.3	6.4	—	6.4
Treasury shares purchased	—	—	—	—	(815.1)	(815.1)	—	(815.1)
RSU distributions	—	(25.5)	—	—	13.8	(11.7)	—	(11.7)
RSU dividends	—	0.6	(0.6)	—	—	—	—	—
Cash dividends	—	—	(72.3)	—	—	(72.3)	—	(72.3)

Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net loss	—	—	(1,550.0)	—	—	(1,550.0)	(0.3)	(1,550.3)

Other comprehensive income	—	—	—	414.7	—	414.7	0.3	415.0

Exercise of stock options	—	6.9	—	—	75.0	81.9	—	81.9
Stock based compensation expense	—	48.0	—	—	—	48.0	—	48.0
Reclassification on adoption of ASU No.2016-09 (see Note 1)	—	1.0	(1.0)	—	—	—	—	—
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(400.3)	(400.3)	—	(400.3)
RSU distributions	—	(32.6)	—	—	13.9	(18.7)	—	(18.7)
RSU dividends	—	0.6	(0.6)	—	—	—	—	—
Cash dividends	—	—	(80.2)	—	—	(80.2)	—	(80.2)

Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:

Net (loss) income	$(1,550.3)	$431.4	$251.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127.3	116.6	79.1
Amortization of intangible assets	189.1	155.1	43.8
Amortization of deferred financing costs	2.6	4.5	11.3
Goodwill impairment	1,650.9	—	—
Indefinite-lived intangible asset impairment	346.7	—	—
Deferred income taxes	(143.8)	(110.1)	27.4
Stock based compensation expense	48.0	41.3	25.6
Restructuring and other costs - non-cash	64.7	9.7	43.3
Stock option income tax benefit	—	(12.7)	(11.6)
Equity in earnings from unconsolidated affiliates	—	—	1.6
Other non-cash expense (income)	9.9	(32.0)	(13.1)
Loss on disposal of property, plant and equipment	1.6	2.8	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(63.4)	(75.1)	(0.9)
Inventories, net	(62.9)	65.4	32.1
Prepaid expenses and other current assets	(75.0)	(32.4)	(9.5)
Other noncurrent assets	(3.7)	2.6	3.3
Accounts payable	44.2	7.2	8.8
Accrued liabilities	28.3	(12.2)	(4.7)
Income taxes	(20.5)	(7.7)	(8.1)
Other noncurrent liabilities	8.2	9.0	17.1

Net cash provided by operating activities	601.9	563.4	497.4

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(145.9)	(341.8)	(54.0)
Proceeds from the sale of businesses	—	6.1	—
Purchases of short term time deposits	(2.5)	(6.8)	—
Proceeds from redemption of long-term corporate bonds	—	—	47.7
Capital expenditures	(144.3)	(125.0)	(72.0)
Cash assumed in Sirona merger	—	522.3	—
Purchase of company owned life insurance policies	(0.9)	(1.7)	(1.4)
Cash received on derivative contracts	6.5	20.1	30.7
Cash paid on derivative contracts	—	(17.1)	(6.3)
Expenditures for identifiable intangible assets	(6.7)	(1.1)	—
Proceeds from sale of property, plant and equipment	7.4	5.0	0.4

Net cash (used in) provided by investing activities	(286.4)	60.0	(54.9)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	3.1	1,220.6	152.9
Payments on long-term borrowings	(16.7)	(877.5)	(267.5)
Increase (decrease) in short-term borrowings	10.2	(44.1)	(2.2)
Proceeds from exercise of stock options	82.3	41.0	35.5
Excess tax benefits from stock based compensation	—	12.7	11.6
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	—	(0.4)	(80.5)
Cash paid for treasury stock	(401.4)	(813.9)	(112.7)
Cash dividends paid	(78.3)	(64.6)	(40.0)

Net cash used in financing activities	(400.8)	(526.2)	(302.9)

Effect of exchange rate changes on cash and cash equivalents	22.0	2.1	(6.6)

Net (decrease) increase in cash and cash equivalents	(63.3)	99.3	133.0

Cash and cash equivalents at beginning of period	383.9	284.6	151.6

Cash and cash equivalents at end of period	$320.6	$383.9	$284.6

Schedule of non-cash investing activities:
Merger financed by common stock	$—	$6,256.2	$—

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$37.0	$36.7	$54.9
Income taxes paid	$122.7	$112.3	$71.4
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable healthcare products under a strong portfolio of world class brands. The Company’s principal product categories are dental consumable products, dental equipment, healthcare consumable products and dental technologies. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. (the “Merger”). The Consolidated Statements of Operations for the year ended December 31, 2017 include the results of operations for Sirona for the period February 29, 2016 to December 31, 2016. The accompanying Consolidated Balance Sheets at December 31, 2016 includes Sirona’s acquired assets and assumed liabilities. See Note 4, Business Combinations, for additional information about the Merger.

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

Accounts and Notes Receivable-Trade

The Company sells dental and certain medical products and equipment through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company records a provision for doubtful accounts, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Accounts receivable – trade is stated net of these allowances that were $22.4 million and $22.7 million at December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the Company wrote-off $4.8 million and $2.5 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $6.6 million and $9.2 million during 2017 and 2016, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value.  At December 31, 2017 and 2016, the cost of $12.4 million and $8.6 million, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method.  The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2017 and 2016 by $10.6 million and $6.8 million, respectively.

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

Identifiable Definite-Lived Intangible Assets

Identifiable definite-lived intangible assets, which primarily consist of patents, trademarks, brand names, non-compete agreements and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. The useful life is the period over which the asset is expected to contribute to the future cash flows of the Company. The Company uses the following guidance to determine the useful life of certain intangible assets:

Intangible Asset Type	Life

Patents	Up to date patent expires
Trademarks	Up to 20 years
Licensing agreements	Up to 20 years
Customer relationships	Up to 15 years

When the expected life is not known, the Company will estimate the useful life based on similar asset or asset groups, any legal, regulatory, or contractual provision that limits the useful life, the effect of economic factors, including obsolescence, demand, competition, and the level of maintenance expenditures required to obtain the expected future economic benefit from the asset. Valuations of identifiable intangibles assets acquired are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, with the exception of assets acquired through acquisitions, which are recorded at fair value, net of accumulated depreciation.  Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: generally 40 years for buildings and 4 to 15 years for machinery and equipment.  The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease.  Maintenance and repairs are expensed as incurred to the statement of operations; replacements and major improvements are capitalized.  These asset groups are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset group may not be recoverable.  Impairment is based upon an evaluation of the identifiable undiscounted cash flows.  If impaired, the resulting charge reflects the excess of the asset group’s carrying cost over its fair value.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI on the Consolidated Balance Sheets. During the year ended December 31, 2017, the Company had losses of $48.5 million on its loans designated as hedges of net investments and translation gains of $434.5 million. During the year ended December 31, 2016, the Company had gains of $15.6 million on its loans designated as hedges of net investments and translation losses of $109.4 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction loss of $1.7 million in 2017, and gains of $10.2 million and $5.2 million in 2016 and 2015, respectively, are included in Other expense (income), net in the Consolidated Statements of Operations.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $40.5 million, $64.3 million and $92.8 million for 2017, 2016 and 2015, respectively.

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

	December 31,
(in millions)	2017	2016	2015

Warranty Expense	$25.7	$25.2	$6.0
Warranty Accrual	11.8	11.2	3.8

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products. R&D costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and amounted to $151.7 million, $128.5 million and $74.9 million for 2017, 2016 and 2015, respectively.

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

The Company has accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. The accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects. The Company’s reasonable estimates are included in the financial statements at December 31, 2017 and expects to complete the accounting during the one year measurement period from the enactment date.

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products and equipment represented approximately 92%, 92% and 89% of sales for each of the years ended 2017, 2016 and 2015, respectively. The Company has two reportable segments and a description of the activities within these segments is included in Note 5, Segment and Geographic Information.

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

Reclassification of Prior Years Amounts

Certain reclassifications have been made to prior years’ data in order to conform to current year presentation. During the quarter ended September 30, 2017, the Company realigned reporting responsibilities for multiple businesses, as a result of a retirement of one of the Company’s then Chief Operating Officers, into three operating segments. Furthermore, as a result of changes in the senior management level during the quarter ended December 31, 2017, the Company realigned reporting responsibilities into two operating segments. The segment information below reflects the revised fourth quarter organizational structure for all periods shown.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on January 1, 2018. The Company has completed its analysis of revenue areas that will be impacted by the adoption of this standard. The primary areas affected are the Company’s promotional and customer loyalty programs. The Company will adopt using a modified retrospective approach. Under this method, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The Company expects the adjustment to retained earnings to be less than $6 million, with immaterial impacts to our net income on an ongoing basis. There will be no significant impact to the Company’s internal controls as a result of adoption. Prior periods will not be retrospectively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This newly issued accounting standard requires that an entity measure inventory at the lower of cost or net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the Last In First Out (“LIFO”) and retail inventory methods of accounting for inventory. The amendments in this standard are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Prospective application is required for presentation purposes. The Company adopted this accounting standard for the quarter ended March 31, 2017 and it did not materially impact the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This accounting standard seeks to simplify the accounting for all entities that issue stock-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company adopted this accounting standard for the quarter ended March 31, 2017. For the year ended December 31, 2017, the Company recorded $20.5 million of excess tax benefit related to employee share-based compensation as a component of income tax expense which impacted the current year tax provision. The Company elected to record forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures. As result of election to actual-basis forfeitures, the Company recorded a cumulative-effect adjustment of $1.0 million, net of tax, to “Capital in Excess of Par Value” and “Retained Earnings” in the Consolidated Statements of Changes in Equity related to prior year’s estimated forfeitures. In addition, the Company elected to adopt the cash flow classification of excess tax benefits on a prospective basis. The adoption of this standard did not materially impact the Company’s financial position, results of operations, cash flows, or disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles, Goodwill and Other.” This newly issued accounting standard seeks to simplify the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test which requires business to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date. Under this amendment, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are required for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The amendments in this update should be applied prospectively. As permitted by the accounting standard, the Company early adopted this accounting standard during the three months ended March 31, 2017. For the year ended December 31, 2017, the Company assessed its goodwill impairment under this new standard and recorded an impairment charge of $1,650.9 million For further information, see Note 9, Goodwill and Intangibles Assets.

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

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

(in millions, except for per share amounts)	Net (loss) income attributable to Dentsply Sirona	Shares	(Loss) earnings per common share

Year Ended December 31, 2017
Basic	(1,550.0)	229.4	$(6.76)
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards		—

Diluted	(1,550.0)	229.4	$(6.76)

Year Ended December 31, 2016
Basic	429.9	218.0	$1.97
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards		3.6

Diluted	429.9	221.6	$1.94

Year Ended December 31, 2015
Basic	251.2	140.0	$1.79
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards		2.5

Diluted	251.2	142.5	$1.76

The calculation of weighted average diluted shares outstanding excludes stock options and restricted stock units (“RSUs”) of 4.3 million, 0.6 million and 0.9 million shares of common stock that were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share since their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2017, 2016 and 2015, these tax adjustments were $203.8 million, $166.4 million and $169.3 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation gain of $22.1 million and translation loss of $412.4 million at December 31, 2017 and 2016, respectively, and which included losses of $126.6 million and $78.1 million, at December 31, 2017 and 2016, respectively, on loans designated as hedges of net investments.

Changes in AOCI by component for the years ended December 31, 2017, 2016 and 2015:

(in millions)	Foreign Currency Translation (Loss) Gain	(Loss) and Gain on Derivative Financial Instruments Designated as Cash Flow Hedges	(Loss) and Gain on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$—	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	354.6	(14.7)	(14.1)	45.0	(1.0)	369.8
Tax benefit (expense)	31.4	2.7	3.3	(0.7)	0.7	37.4
Other comprehensive income (loss), net of tax, before reclassifications	386.0	(12.0)	(10.8)	44.3	(0.3)	407.2
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2.6	—	—	4.9	7.5
Net increase (decrease) in other comprehensive income	386.0	(9.4)	(10.8)	44.3	4.6	414.7
Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)

(in millions)	Foreign Currency Translation (Loss) Gain	(Loss) and Gain on Derivative Financial Instruments Designated as Cash Flow Hedges	(Loss) and Gain on Derivative Financial Instruments	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive (loss) income before reclassifications and tax impact	(71.4)	(0.8)	(13.2)	(25.4)	(110.8)
Tax (expense) benefit	(17.9)	0.5	6.6	7.9	(2.9)
Other comprehensive income (loss), net of tax, before reclassifications	(89.3)	(0.3)	(6.6)	(17.5)	(113.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1.7)	—	3.7	2.0
Net (decrease) increase in other comprehensive income	(89.3)	(2.0)	(6.6)	(13.8)	(111.7)
Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)

Reclassification out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Operations
	Year Ended December, 31
	2017	2016	2015

Realized foreign currency gain on liquidation of foreign subsidiary:
Foreign currency translation adjustment	$—	$—	$1.2	Other expense (income), net

(Loss) gain on derivative financial instruments:
Interest rate swaps	$(2.3)	$(2.9)	$(10.1)	Interest expense
Foreign exchange forward contracts	(3.0)	4.8	18.0	Cost of products sold
Foreign exchange forward contracts	—	0.1	0.6	SG&A expenses
Commodity contracts	—	(0.1)	(0.5)	Cost of products sold
Net (loss) gain before tax	(5.3)	1.9	8.0
Tax impact	2.7	(0.2)	1.2	(Benefit) provision for income taxes
Net (loss) gain after tax	$(2.6)	$1.7	$9.2

Realized gain on available-for-sale securities:
Available -for-sale-securities	$—	$—	$5.1	Other expense (income), net
Tax impact	—	—	(1.4)	(Benefit) provision for income taxes
Net gain after tax	$—	$—	$3.7

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.2	$0.2	$0.2	(a)
Amortization of net actuarial losses	(7.0)	(5.3)	(8)	(a)
Net loss before tax	(6.8)	(5.1)	(7.8)
Tax impact	1.9	1.4	2.2	(Benefit) provision for income taxes
Net loss after tax	$(4.9)	$(3.7)	$(5.6)

Total reclassifications for the period	$(7.5)	$(2.0)	$8.5

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the years ended December 31, 2017, 2016, and 2015, respectively (see Note 15, Benefit Plans, for additional details).

NOTE 4 - BUSINESS COMBINATIONS

Business Combinations

2017 Transactions

During the quarter ended June 30, 2017, the Company acquired RTD, a privately-held France-based manufacturer of endodontic posts for $132.0 million which is subject to final purchase price adjustments. At December 31, 2017, the Company recorded $83.4 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes. Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$18.1	15
Developed technology and patents	22.4	15
Trade names and trademarks	8.5	Indefinite
Total	$49.0

The results of operation for this business have been included in the accompanying financial statements as of the effective date of the transaction. The purchase price has been assigned on the basis of the fair values of assets acquired and liabilities assumed. This transaction was not material to the Company’s net sales and net loss attributable to Dentsply Sirona for the year ended December 31, 2017.

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

The Merger combines leading platforms in consumables, equipment, and technologies which creates complimentary end to end solutions to meet customer needs and improve patient care. The combined company seeks to capitalize on key industry trends to drive growth, including accelerating adoption of digital dentistry.

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
*Table may not foot due to rounding

The Merger was recorded in accordance with US GAAP pursuant to the provisions of ASC Topic 805, Business Combinations.  The Company performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the consideration based on the final fair values of those identifiable assets acquired and liabilities assumed, there were no material changes to the preliminary valuation.

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

The $3,758.1 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company.  Goodwill of $3,615.3 million has been assigned to the Company's Technologies & Equipment segment and $142.8 million has been assigned to the Company’s Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $1,220.2 million and operating loss of $1,543.1 million to the Company’s Consolidated Statements of Operations during the period January 1, 2017 to December 31, 2017. The operating loss includes a goodwill impairment charge of $1,650.9 million and an indefinite-lived intangible asset impairment charge of $346.7 million. Sirona contributed net sales of $1,039.9 million and operating income of $227.2 million to the Company's Consolidated Statements of Operations during the period from February 29, 2016 to December 31, 2016 which is primarily included in the Technologies & Equipment segment.

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

In September 2016, the Company finalized the acquisitions of MIS Implants Technologies Ltd., a dental implant systems manufacturer headquartered in northern Israel and a small acquisition of a healthcare consumable business. Total purchase price related to these two acquisitions was $341.4 million, net of cash acquired of $66.9 million. At December 31, 2016, the Company recorded $204.6 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$91.3	15
Developed technology and patents	37.4	15
Trade names and trademarks	25.3	Indefinite
Total	$154.0

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. These transactions (other than the Merger) were not material to the Company’s net sales and net income attributable to Dentsply Sirona for the year ended December 31, 2016.

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

In September 2015, the Company sold the bonds at face value. The Company recorded an unrealized holding loss, net of tax, of $4.8 million for the year ended December 31, 2015, in the Consolidated Statements of Comprehensive Income. As a result of sale of the bonds, the Company recorded $3.7 million, net of tax, of realized foreign currency gains in Other expense (income), net, in the Consolidated Statements of Operations for the year ended December 31, 2015. The fair value of the DIO bonds was $57.7 million at December 31, 2015 and a cumulative unrealized holding gain of $8.5 million was recorded in available-for-sale securities, net of tax in AOCI.

At December 31, 2016, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. In addition, the buyers of the convertible bonds exercised the conversion rights which resulted in DIO issuing additional shares and diluting the Company’s ownership position to 13%. As a result of these changes the Company used the cost-basis method of accounting for the remaining direct investment.

For the year ended December 31, 2017, the Company has reclassified the security as available-for-sale. At December 31, 2017 the fair value is $54.4 million which is recorded in Prepaid expense and other current assets in the Consolidated Balance Sheets. The unrealized gain of $45.0 million is recorded in Other comprehensive income, net of tax, in the Consolidated Statements of Comprehensive Income. The book value of the Company’s direct investment in DIO is $9.4 million and $8.2 million at December 31, 2017 and 2016, respectively. At December 31, 2016, the fair value of the direct investment is $63.4 million. On March 12, 2018, the Company entered into an agreement to sell this investment.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

The operating businesses are combined into two operating groups, which generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. Certain reclassifications have been made to prior years’ data in order to conform to current year presentation. During the quarter ended September 30, 2017, the Company realigned reporting responsibilities for multiple businesses, as a result of a retirement of one of the Company’s then Chief Operating Officers, into three operating segments. Furthermore, as a result of changes in the senior management level during the quarter ended December 31, 2017, the Company realigned reporting responsibilities into two operating segments. The segment information below reflects the revised fourth quarter organizational structure for all periods shown. No goodwill was reallocated and no change in the number of reporting units as a result of the change in segments.

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

Technologies & Equipment

This segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products includes dental implants, laboratory dental products, CAD/CAM systems, imaging systems, treatment centers as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, instruments, endodontic, and orthodontic dental products.

The following table sets forth information about the Company’s segments for the years ended December 31, 2017, 2016 and 2015.

Third Party Net Sales
(in millions)	2017	2016	2015

Technologies & Equipment	$2,200.8	$2,050.5	$1,112.7
Consumables	1,792.6	1,694.8	1,561.6
Total net sales	$3,993.4	$3,745.3	$2,674.3

Third Party Net Sales, Excluding Precious Metal Content
(in millions)	2017	2016	2015

Technologies & Equipment	$2,160.3	$1,986.4	$1,019.9
Consumables	1,792.6	1,694.6	1,561.6
Total net sales, excluding precious metal content	$3,952.9	$3,681.0	$2,581.5
Precious metal content of sales	40.5	64.3	92.8
Total net sales, including precious metal content	$3,993.4	$3,745.3	$2,674.3

Depreciation and Amortization
(in millions)	2017	2016	2015

Technologies & Equipment	$257.5	$218.1	$75.9
Consumables	57.5	52.6	38.9
All Other (a)	1.4	1.0	8.1
Total	$316.4	$271.7	$122.9

(a)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income (Loss)
(in millions)	2017	2016	2015

Technologies & Equipment	$411.0	$355.7	$159.1
Consumables	487.1	445.3	443.2
Segment adjusted operating income before income taxes and interest	$898.1	$801.0	$602.3

Reconciling Items (income) expense:
All Other (a)	189.0	162.8	116.9
Restructuring and other costs	425.2	23.2	64.7
Goodwill Impairment	1,650.9	—	—
Interest expense	38.3	35.9	55.9
Interest income	(2.4)	(2.0)	(2.2)
Other expense (income), net	5.3	(20.1)	(8.2)
Amortization of intangible assets	189.1	155.3	43.7
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	6.2	5.0	1.8
Income before income taxes	$(1,603.5)	$440.9	$329.7
(a) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
(in millions)	2017	2016	2015

Technologies & Equipment	$98.6	$73.7	$22.1
Consumables	37.6	42.2	39.1
All Other (a)	8.1	9.1	10.8
Total	$144.3	$125.0	$72.0
(a) Includes capital expenditures of Corporate headquarters.

Assets
(in millions)	2017	2016

Technologies & Equipment	$8,130.6	$9,667.0
Consumables	1,965.1	1,445.1
All Other (a)	278.8	443.7
Total	$10,374.5	$11,555.8
(a) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2017, 2016 and 2015. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in millions)	United States	Germany	Sweden	Other Foreign	Consolidated

2017
Net sales	$1,376.5	$493.3	$52.4	$2,071.2	$3,993.4
Property, plant and equipment, net	202.0	331.5	103.4	239.1	876.0

2016
Net sales	$1,383.0	$617.0	$53.2	$1,692.1	$3,745.3
Property, plant and equipment, net	192.5	244.1	82.5	280.7	799.8

2015
Net sales	$1,027.4	$472.8	$42.3	$1,131.8	$2,674.3
Property, plant and equipment, net	178.5	92.1	92.3	195.9	558.8

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in millions)	2017	2016	2015

Dental consumables products	$1,769.7	$1,770.3	$1,671.1
Dental technology and equipment products	1,895.7	1,658.6	687.7
Healthcare consumable products	328.0	316.4	315.5
Total net sales	$3,993.4	$3,745.3	$2,674.3

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

Dental Technology and Equipment Products

Dental technology products consist of high-tech state-of-art dental implants and related scanning equipment and treatment software, orthodontic appliances for dental practitioners and specialist and dental laboratories. The product category also includes basic and high-tech dental equipment such as treatment centers, imaging equipment and computer aided design and machining “CAD/CAM” systems equipment for dental practitioners and laboratories. The Company offers the broadest line of products to fully outfit a dental practitioner’s office.

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

Concentration Risk

For the year ended December 31, 2017, one customer accounted for approximately 15% of consolidated net sales. At December 31, 2017, two customers each accounted for approximately 14% and 15% of the consolidated accounts receivable balance. For the year ended December 31, 2016, two customers accounted for approximately 12% each of consolidated net sales. At December 31, 2016, one customer accounted for 17% of the consolidated accounts receivable balance. For the year ended December 31, 2015, the Company had one customer that accounted for approximately 11% percent of consolidated net sales. At December 31, 2015, there were no customers that accounted for ten percent or more of the consolidated accounts receivable balance. For the years ended December 31, 2017, 2016 and 2015, third party export sales from the U.S. were less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in millions)	2017	2016	2015

Foreign exchange transaction loss (gain)	$1.7	$(10.2)	$(5.2)
Other expense (income), net	3.6	(9.9)	(3.0)
Total other expense (income), net	$5.3	$(20.1)	$(8.2)

NOTE 7 - INVENTORIES, NET

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at December 31, 2017, and December 31, 2016, were $12.4 million and $8.6 million, respectively. The cost of remaining inventories was determined by using the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amount at which net inventories are stated would be higher than reported at December 31, 2017 and December 31, 2016 by $10.6 million and $6.8 million, respectively.

Inventories, net of inventory valuation reserve, consist of the following:

	December 31,
(in millions)	2017	2016

Finished goods	$387.6	$311.3
Work-in-process	90.4	77.1
Raw materials and supplies	145.1	128.7
Inventories, net	$623.1	$517.1

The Company’s inventory valuation reserve was $71.7 million and $37.5 million at December 31, 2017 and 2016, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following

	December 31,
(in millions)	2017	2016

Assets, at cost:
Land	$58.7	$52.8
Buildings and improvements	554.7	500.4
Machinery and equipment	1,367.5	1,218.8
Construction in progress	91.6	82.9
	2,072.5	1,854.9
Less: Accumulated depreciation	1,196.5	1,055.1
Property, plant and equipment, net	$876.0	$799.8

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill at April 30, 2017 on eleven reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as futures expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows were discounted based on a range between 7.8% to 9.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

Unfavorable developments in the market for the dental or medical device industries, an increase in discounts rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carry value of the indefinite-lived assets and goodwill within the Company’s reporting units may not be recoverable.

As a result of updating the estimates and assumptions following recent changes in circumstances, and in connection with the annual impairment tests of goodwill and the preparation of the financial statements for the three months ended June 30, 2017, the Company determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units were impaired. As a result, the Company recorded a goodwill impairment charge of $1,092.9 million. The CAD/CAM, Imaging and Treatment Center reporting units are all within the Technologies & Equipment segment.

The goodwill impairment charge that was taken in the second quarter of 2017 was primarily driven by unfavorable changes in estimates and assumptions used to forecast discounted cash flows, including lower forecasted revenues and operating margin rates, which resulted in a lower fair value for the CAD/CAM, Imaging and Treatment Center equipment reporting units. The forecasted revenues and operating margin rates were negatively impacted by recent unfavorable developments in the marketplace. These developments included significantly lower retail sales for the fiscal quarter ended April 2017 reported by the Company’s exclusive North America equipment distributor in May 2017, significant acceleration of sales declines in the Company’s quarter ended June 30, 2017, and the execution of new distribution agreements with Patterson Companies, Inc. and Henry Schein, Inc. in May and June 2017. The Company also observed an increase in competition, unfavorable changes in the end-user business model as well as changes in channels of distribution for the Company and its competitors.

In preparing the financial statements for the year ended December 31, 2017, the Company identified an impairment triggering event related to the CAD/CAM, Imaging and Treatment Center equipment reporting units. Forecasted revenues and operating margins for these reporting units were impacted by continued unfavorable developments in the marketplace which included an increase in competition. These developments resulted in significantly lower sales to end-users than expected in the fourth quarter of 2017 in the North America and Rest of World regions as well as declines in expected gross profit rates which included the unfavorable impacts from changes in the foreign exchange rates. The impacts from foreign exchange rate changes were primarily driven by the strengthening of the euro versus the U.S. dollar as a result of the higher euro denominated costs and net assets associated with these reporting units as compared to the lower amount of euro denominated sales. While the Company considered unfavorable market developments and foreign exchange rate changes, in its April 30, 2017 assessment, the impact of these developments were at levels beyond those anticipated by the Company despite moving away from a non-exclusive distribution channel in the United States and the execution of new distribution agreements with Patterson Companies, Inc. and Henry Schein, Inc. in May and June of 2017. In addition to the unfavorable market and foreign exchange rate developments, the income tax rate forecast used in the annual goodwill test was unfavorably impacted by the recent tax legislation in the U.S. and other foreign jurisdictions. As a result the Company tested these reporting units for impairment in preparation of the financial statements for the year ended December 31, 2017 and determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, was impaired. The impairment was the result of a change in forecasted sales and gross profit as well as changes in foreign exchange rates and the income tax rate. As a result, the Company recorded a goodwill impairment charge of $558.0 million for the three months ended December 31, 2017. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total goodwill impairment charge of $1,650.9 million for the year ended December 31, 2017.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in Restructuring and other cost on the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was driven by a decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

In preparing the financial statements for the year ended December 31, 2017, the Company, as result of the triggering event, tested the indefinite-lived intangible assets related to these reporting units for impairment. As a result, the Company identified that certain tradenames and trademarks related to the CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $266.9 million for the three months ended December 31, 2017 which was recorded in Restructuring and other cost on the Consolidated Statements of Operations. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total impairment charge for the year ended December 31, 2017 of $346.7 million related to indefinite-lived assets. The impairment charge was driven by a continuing decline in forecasted sales. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

In conjunction with the goodwill and indefinite-lived intangibles impairment tests at both April 30, 2017 and December 31, 2017, the Company utilized its best estimate of future revenue growth, operating margin rates and income tax rate. Given the market place uncertainty associated with the new distribution agreements, continued weakness in end-user demand for the Company’s products as a result of competition, further developments in tax legislation that could impact the income tax rates and unfavorable changes in foreign exchange rates, these estimates could vary significantly in the future, which may result in an impairment charge at that time.

There were no impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2016. Impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2015 were $3.7 million. Impairments of intangible assets are included in Restructuring and other costs in the Consolidated Statements of Operations.

A reconciliation of changes in the Company’s goodwill by segment and in total are as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2015	$1,366.6	$621.0	$1,987.6
Merger related additions	3,634.0	142.8	3,776.8
Acquisition activity	204.6	—	204.6
Adjustment of provisional amounts on prior acquisitions	1.6	—	1.6
Effect of exchange rate changes	(13.5)	(5.1)	(18.6)
Balance at December 31, 2016	$5,193.3	$758.7	$5,952.0
Acquisition activity	—	87.5	87.5
Adjustment of provisional amounts on prior acquisitions	(19.2)	—	(19.2)
Impairment	(1,650.9)	—	(1,650.9)
Effect of exchange rate changes	137.4	32.4	169.8
Balance, at December 31, 2017	$3,660.6	$878.6	$4,539.2

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,385.5	$(305.0)	$1,080.5	$1,189.5	$(177.3)	$1,012.2
Trademarks	76.4	(46.5)	29.9	65.3	(38.7)	26.6
Licensing agreements	31.2	(24.8)	6.4	33.5	(26.7)	6.8
Customer relationships	1,109.1	(272.0)	837.1	1,004.8	(181.2)	823.6
Total definite-lived	$2,602.2	$(648.3)	$1,953.9	$2,293.1	$(423.9)	$1,869.2

Trademarks and In-process R&D	$846.8	$—	$846.8	$1,088.4	$—	$1,088.4

Total identifiable intangible assets	$3,449.0	$(648.3)	$2,800.7	$3,381.5	$(423.9)	$2,957.6

Amortization expense for identifiable definite-lived intangible assets for 2017, 2016 and 2015 was $189.1 million, $155.1 million and $43.8 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $189.9 million, $189.5 million, $189.3 million, $183.4 million and $171.8 million for 2018, 2019, 2020, 2021 and 2022, respectively. For the year ended December 31, 2017, the Company recorded an impairment charge of $346.7 million related to indefinite-lived trademarks.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
(in millions)	2017	2016

Prepaid expenses	100.3	69.5
Available-for-sale securities	54.4	—
Deposits	37.2	39.4
Fair value of derivatives	3.9	14.1
Other current assets	116.8	83.5
Prepaid expenses and other current assets	$312.6	$206.5

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in millions)	2017	2016

Payroll, commissions, bonuses, other cash compensation and employee benefits	$171.4	$143.4
Sales and marketing programs	105.8	102.0
Restructuring costs	60.3	27.4
Accrued vacation and holidays	42.8	37.5
Professional and legal costs	31.5	20.2
Current portion of derivatives	17.4	2.7
General insurance	15.0	15.0
Warranty liabilities	11.8	11.2
Third party royalties	10.7	10.4
Deferred income	8.9	14.1
Accrued interest	9.4	8.1
Accrued travel expenses	7.8	6.9
Accrued property taxes	7.3	6.4
Other	85.7	57.4
Accrued liabilities	$585.8	$462.7

NOTE 12 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2017		2016
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$7.3	1.9%	—	—%
Brazil short-term loans	0.3	11.2%	$1.5	15.0%
China short-term loans	9.7	0.4%	6.8	3.5%
Other short-term loans	3.6	1.3%	1.8	3.1%
Add: Current portion of long-term debt	9.2		11.0
Total short-term debt	$30.1		$21.1

	2017		2016
Maximum month-end short-term debt outstanding during the year	$54.4		$49.0
Average amount of short-term debt outstanding during the year	24.9		15.5
Weighted-average interest rate on short-term debt at year-end		1.6%		13.4%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility. At December 31, 2017, there was $7.3 million outstanding and at December 31, 2016, there was no outstanding borrowings under this facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2017 was $0.9 million.

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2017		2016
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Term loan 12.6 billion Japanese yen denominated due September 2019	111.4	0.7%	107.5	0.7%
Term loan $175.0 million due August 2020	140.0	2.6%	148.8	2.1%
Fixed rate senior notes $450 million due August 2021	295.7	4.1%	295.7	4.1%
Private placement notes 70.0 million euros due October 2024	84.0	1.0%	73.8	1.0%
Private placement notes 25.0 million Swiss franc due December 2025	25.6	0.9%	24.5	0.9%
Private placement notes 97.0 million euros due December 2025	116.5	2.1%	102.2	2.1%
Private placement notes 26.0 million euros due February 2026	31.2	2.1%	27.4	2.1%
Private placement notes 58.0 million Swiss franc due August 2026	59.5	1.0%	57.0	1.0%
Private placement notes 106.0 million euros due August 2026	127.3	2.3%	111.7	2.3%
Private placement notes 70.0 million euros due October 2027	84.0	1.3%	73.7	1.3%
Private placement notes 7.5 million Swiss franc due December 2027	7.7	1.0%	7.4	1.0%
Private placement notes 15.0 million euros due December 2027	18.0	2.2%	15.8	2.2%
Private placement notes 140.0 million Swiss franc due August 2028	143.6	1.2%	137.6	1.2%
Private placement notes 70.0 million euros due October 2029	84.1	1.5%	73.8	1.5%
Private placement notes 70.0 million euros due October 2030	84.1	1.6%	73.7	1.6%
Private placement notes 45.0 million euros due February 2031	54.0	2.5%	47.4	2.5%
Private placement notes 65.0 million Swiss franc due August 2031	66.7	1.3%	63.9	1.3%
Private placement notes 70.0 million euros due October 2031	84.1	1.7%	73.8	1.7%
Other borrowings, various currencies and rates	8.6		12.5
	$1,626.1		$1,528.2
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	9.2		11.0
Less: Long-term portion of deferred financing costs	5.3		6.1
Long-term portion	$1,611.6		$1,511.1

On August 26, 2017, the Company paid the third annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the $175.0 million Term Loan with a final maturity of August 26, 2020. An amount of $8.8 million will be due in August 2018 and has been classified as current in the Consolidated Balance Sheets. The Company intends to use available cash, commercial paper and the revolving credit facilities to pay the 2018 Term Loan payment.

At December 31, 2017, the Company had $531.2 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2017, the Company was in compliance with all debt covenants.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2017:

(in millions)

2018	$9.2
2019	120.9
2020	123.2
2021	296.4
2022	2.5
2023 and beyond	1,073.9
$1,626.1

NOTE 13 - EQUITY

At December 31, 2017, the Company had authorization to maintain up to 39.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors on September 21, 2016. During 2017, 2016 and 2015, the Company repurchased outstanding shares of common stock at a cost of $400.3 million, $815.1 million and $112.7 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company received proceeds of $82.3 million, $41.0 million and $35.5 million, respectively, primarily as a result of stock options exercised in the amount of 2.3 million, 1.2 million and 1.1 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The Company has 1.3 million common shares available under the current share repurchase program. The tax benefit realized for the options exercised during the year ended December 31, 2016, and 2015 is $16.1 million and $11.6 million, respectively.

On February 14, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $500.0 million of shares of common stock. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The following table represents total outstanding shares of common stock and treasury stock for the years ended December 31:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2014	162.8	(21.9)	140.9
Shares of treasury stock issued	—	1.3	1.3
Repurchase of common stock at an average cost of $52.50	—	(2.1)	(2.1)

Balance at December 31, 2015	162.8	(22.7)	140.1
Common stock issuance related to Merger	101.7	—	101.7
Shares of treasury stock issued	—	1.7	1.7
Repurchase of common stock at an average cost of $60.78	—	(13.4)	(13.4)

Balance at December 31, 2016	264.5	(34.4)	230.1
Shares of treasury stock issued	—	2.9	2.9
Repurchase of common stock at an average cost of $64.40	—	(6.2)	(6.2)

Balance at December 31, 2017	264.5	(37.7)	226.8

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. For each restricted stock and RSU issued, it is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1.0 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2017 is 33.7 million.

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under these plans. RSUs vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSUs, the vesting period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the restricted period prior to vesting. In addition to the service condition, certain key executives are granted RSUs subject to performance requirements that can vary between the first year and up to the final year of the RSU award. If targeted performance is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, the restrictions on RSUs will lapse, and one share of common stock will be issued as payment for each vested RSU. Upon death, disability or qualified retirement all awards become immediately exercisable for up to one year. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter. The Company records forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures.

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in millions)	2017	2016	2015

Stock option expense	$15.4	$10.6	$8.1
RSU expense	31.2	29.1	16.2
Total stock based compensation expense	$46.6	$39.7	$24.3

Related deferred income tax benefit	$8.4	$10.9	$7.1

For the years ended December 31, 2017, 2016, and 2015, stock compensation expense of $46.6 million, $39.7 million and $24.3 million, respectively, was recorded in the Consolidated Statement of Operations. For the years ended December 31, 2017, 2016, and 2015, $45.7 million, $39.1 million and $23.6 million, respectively, was recorded in Selling, general and administrative expense and $0.7 million, $0.6 million and $0.7 million, respectively, was recorded in Cost of products sold.

There were 1.3 million non-qualified stock options unvested at December 31, 2017. The remaining unamortized compensation cost related to non-qualified stock options is $6.6 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. The unamortized compensation cost related to RSUs is $26.5 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 1.3 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the average assumptions used to determine compensation cost for the Company’s NQSOs issued during the years ended:

	December 31,
	2017	2016	2015

Weighted average fair value per share	$13.83	$12.78	$10.87
Expected dividend yield	0.57%	0.52%	0.51%
Risk-free interest rate	2.11%	1.54%	1.59%
Expected volatility	20.0%	20.8%	20.3%
Expected life (years)	5.95	6.14	5.68

The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $65.2 million, $38.3 million and $22.3 million, respectively.

The total fair value of shares vested for the years ended December 31, 2017, 2016 and 2015 was $44.7 million, $34.8 million and $22.7 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2017:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2016	8.4	$39.22	$155.9	6.7	$36.03	$144.9
Granted	1.0	61.78
Exercised	(2.3)	35.70
Forfeited	(0.1)	55.22
December 31, 2017	7.0	$43.43	$157.0	5.4	$38.74	$144.9

The weighted average remaining contractual term of all outstanding options is 5.3 years and the weighted average remaining contractual term of exercisable options is 4.3 years.

The following table summarizes information about NQSOs outstanding for the year ended December 31, 2017:

			Outstanding			Exercisable
(in millions, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2017			2017

5.01	-	10.00	0.2	0.9	$6.56	0.2	$6.56
10.01	-	20.00	0.1	1.0	12.56	0.1	12.56
20.01	-	30.00	0.4	1.7	25.26	0.4	25.26
30.01	-	40.00	2.6	3.5	36.63	2.6	36.63
40.01	-	50.00	1.5	5.7	43.90	1.4	43.68
50.01	-	60.00	1.2	7.5	54.11	0.6	53.14
60.01	-	70.00	1.0	8.9	62.01	0.1	61.08
			7.0	5.3	$43.43	5.4	$38.74

The following table summarizes the unvested RSU transactions for the year ended December 31, 2017:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2016	1.9	$49.55
Granted	0.6	61.66
Vested	(0.7)	44.89
Forfeited	(0.1)	55.49
Unvested at December 31, 2017	1.7	$56.05

NOTE 14 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in millions)	2017	2016	2015

United States	$(145.0)	$28.9	$26.8
Foreign	(1,458.5)	412.0	302.9
	$(1,603.5)	$440.9	$329.7

The components of the provision for income taxes from operations are as follows:

	December 31,
(in millions)	2017	2016	2015

Current:
U.S. federal	$1.7	$2.3	$(3.0)
U.S. state	5.9	5.6	1.7
Foreign	83.0	111.7	50.9
Total	$90.6	$119.6	$49.6

Deferred:
U.S. federal	$2.8	$27.6	$44.3
U.S. state	11.4	1.3	0.3
Foreign	(158.0)	(139.0)	(17.2)
Total	$(143.8)	$(110.1)	$27.4

	$(53.2)	$9.5	$77.0

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2017	2016	2015

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	(0.1)	1.1	0.4
Federal benefit of R&D and foreign tax credits	2.8	(12.6)	(11.2)
Tax effect of international operations	3.6	(3.9)	(6.4)
Net effect of tax audit activity	(0.6)	(0.6)	(0.4)
Tax effect of enacted statutory rate changes on Non-US Jurisdictions	(0.2)	(0.2)	0.2
Federal tax on unremitted earnings of certain foreign subsidiaries	—	0.1	2.5
Valuation allowance adjustments	(0.7)	(16.3)	0.2
U.S. tax reform - net impacts	(1.2)	—	—
Tax effect of Impairment of Goodwill and Intangibles	(37.4)	—	—
Other	2.1	(0.4)	3.1

Effective income tax rate on operations	3.3%	2.2%	23.4%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2017		December 31, 2016
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$5.4	$—	$8.4	$—
Employee benefit accruals	62.7	—	71.5	—
Inventory	11.6	—	9.0	—
Identifiable intangible assets	—	880.1	—	1,011.8
Insurance premium accruals	3.7	—	5.5	—
Miscellaneous accruals	17.4	—	16.0	—
Other	10.7	—	19.6	—
Unrealized losses included in AOCI	46.3	—	17.5	—
Property, plant and equipment	—	55.0	—	54.8
Product warranty accruals	1.1	—	1.6	—
Foreign tax credit and R&D carryforward	69.0	—	137.9	—
Restructuring and other cost accruals	6.2	—	—	8.1
Sales and marketing accrual	5.9	—	8.0	—
Taxes on unremitted earnings of foreign subsidiaries	—	2.7	—	2.1
Tax loss carryforwards and other tax attributes	3,038.4	—	274.5	—
Valuation allowance	(3,014.8)	—	(182.7)	—
	$263.6	$937.8	$386.8	$1,076.8

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	December 31,
(in millions)	2017	2016

Assets
Other noncurrent assets, net	43.8	61.7
Liabilities
Deferred income taxes	718.0	751.7

The Company has $69.0 million of foreign tax credit carryforwards at December 31, 2017, of which $69.0 million will expire in 2025.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $12.0 billion at December 31, 2017, of which $11.8 billion expires at various times through 2037 and $171.6 million may be carried forward indefinitely. This is a significant increase from the Company’s accumulated losses at December 31, 2016. The increase of these losses primarily relate to the impact of the US GAAP impairment on various Denstsply Sirona’s holding companies recorded in 2017. These losses are subject to recapture for statutory purposes should the overall investment value of these company’s increase in the future. Included in deferred income tax assets at December 31, 2017 are tax benefits totaling $3.0 billion, before valuation allowances, for the tax loss carryforwards.

The Company has recorded $3.0 billion of valuation allowance to offset the tax benefit of net operating losses and $10.8 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

As of December 31, 2017, a deferred tax asset of $24.2 million, related to a non-US tax attribute, has been recognized. This benefit is a result of an agreement that has been filed to combine the profits and losses of certain entities, effective January 1, 2019.

The Company has provided $2.7 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

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

The total amount of gross unrecognized tax benefits at December 31, 2017 is approximately $24.7 million, of this total, approximately $23.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months are not expected to be significant.

The total amount of accrued interest and penalties were $3.5 million and $2.8 million at December 31, 2017 and 2016, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the year ended December 31, 2017, the Company recognized income tax expense of $0.5 million , related to interest and penalties. During the years ended December 31, 2016 and 2015, the Company recognized income tax benefit of $3.4 million and $2.0 million respectively, related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany, Sweden and Switzerland.  The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012 and 2013. The tax years 2014 through 2016 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2011 and is currently under audit for the years 2012 through 2014.  The taxable years that remain open for Sweden are 2012 through 2016. The taxable years that remain open for Switzerland are 2007 through 2016.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in millions)	2017	2016	2015

Unrecognized tax benefits at beginning of period	$10.8	$12.1	$21.9
Gross change for prior period positions	8.6	(2.0)	(7.6)
Gross change for current year positions	0.3	2.2	0.2
Decrease due to settlements and payments	—	(1.3)	(0.5)
Decrease due to statute expirations	—	—	(0.2)
Increase due to effect of foreign currency translation	1.3	—	—
Decrease due to effect from foreign currency translation	—	(0.2)	(1.7)

Unrecognized tax benefits at end of period	$21.0	$10.8	$12.1

U.S. Federal Legislative Changes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate to 21% in 2018 from 35%, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of SAB 118 provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects. Accordingly, the Company has recognized a net provisional income tax charge of $20.1 million, which is included as a component of the income tax provision on the consolidated statement of income.

Based on information available, the Company estimated the cumulative undistributed foreign earnings to be approximately $1.1 billion and recorded a provisional estimate of $62.2 million of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. As of December 31, 2017, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

The remaining provisional amount is a benefit of $42.1 million relating to the remeasurement of the Company’s U.S. net deferred tax liabilities. For the Global Intangible Low Tax Income (“GILTI”) provision of the Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after January 19, 2018, by the U.S. Department of the Treasury. The effects of the 2017 Tax Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the 2017 Tax Act that a provisional estimate could not be made, and such changes could be material.

NOTE 15 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings and Employee Stock Ownership Plan (the "Plan"), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds, including common stock of the Company. Effective January 1, 2018, Dentsply Sirona will no longer contribute the Company’s common stock to the Plan, and participants will no longer be allowed to contribute to the Company’s common stock under the Plan. The common stock contribution is being replaced by a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of one hundred percent (100%) on the first one percent (1%) contributed and fifty percent (50%) on the next five percent (5%) contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $33.4 million, $28.0 million and $24.9 million for for the years ended 2017, 2016 and 2015, respectively.

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

The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. During the first quarter of 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for the Company’s major defined benefit pension plans in Germany and Switzerland and for all defined benefit pension and other postemployment healthcare plans in the United States. Historically, the Company estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a spot rate approach for the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as the Company believes this provides a better estimate of service and interest costs. The Company considers this a change in estimate and, accordingly, accounted for it prospectively. This change does not affect the measurement of the Company’s total benefit obligation.

Defined Benefit Pension Plan Assets

The primary investment strategy is to ensure that the assets of the plans, along with anticipated future contributions, will be invested in order that the benefit entitlements of employees, pensioners and beneficiaries covered under the plan can be met when due with high probability. Pension plan assets consist mainly of common stock and fixed income investments. The target allocations for defined benefit plan assets are 30% to 65% equity securities, 30% to 65% fixed income securities, 0% to 15% real estate, and 0% to 25% in all other types of investments.  Equity securities include investments in companies located both in and outside the U.S. Equity securities in the defined benefit pension plans do not include Company common stock contributed directly by the Company. Fixed income securities include corporate bonds of companies from diversified industries, government bonds, mortgage notes and pledge letters. Other types of investments include investments in mutual funds, common trusts, insurance contracts, hedge funds and real estate. These plan assets are not recorded in the Company’s Consolidated Balance Sheet as they are held in trust or other off-balance sheet investment vehicles.

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

The defined benefit pension plan assets maintained in Austria, France, Germany, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess of 4% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies for the plans outside the U.S., the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

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

Reconciliations of changes in the defined benefit and postemployment healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2017	2016	2017	2016

Change in Benefit Obligation
Benefit obligation at beginning of year	$473.1	$378.9	$16.1	$14.1
Service cost	15.7	15.7	0.4	0.3
Interest cost	6.5	8.0	0.6	0.6
Participant contributions	4.1	3.8	0.3	0.3
Actuarial losses (gains)	9.1	26.8	(0.2)	1.4
Plan amendments	0.4	0.3	—	—
Acquisitions/Divestitures	—	76.3	—	—
Effect of exchange rate changes	50.4	(14.2)	—	—
Plan curtailments and settlements	(0.2)	(8.5)	—	—
Benefits paid	(13.6)	(14.0)	(1.3)	(0.6)
Benefit obligation at end of year	$545.5	$473.1	$15.9	$16.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$156.8	$142.0	$—	$—
Actual return on assets	12.4	6.5	—	—
Plan settlements	(0.2)	(8.0)	—	—
Acquisitions/Divestitures	—	12.7	—	—
Effect of exchange rate changes	8.8	(2.4)	—	—
Employer contributions	17.4	16.2	1.0	0.3
Participant contributions	4.1	3.8	0.3	0.3
Benefits paid	(13.6)	(14.0)	(1.3)	(0.6)
Fair value of plan assets at end of year	$185.7	$156.8	$—	$—

Funded status at end of year	$(359.8)	$(316.3)	$(15.9)	$(16.1)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

		Pension Benefits		Other Postemployment Benefits
	Location On The	December 31,		December 31,
(in millions)	Consolidated Balance Sheet	2017	2016	2017	2016

Other noncurrent assets, net	Other noncurrent assets, net	$—	$0.1	$—	$—
Deferred tax asset	Other noncurrent assets, net	34.8	31.7	0.8	1.4
Total assets		$34.8	$31.8	$0.8	$1.4

Current liabilities	Accrued liabilities	(8.7)	(6.9)	(0.7)	(0.7)
Other noncurrent liabilities	Other noncurrent liabilities	(351.1)	(309.5)	(15.2)	(15.4)
Deferred tax liability	Deferred income taxes	(0.6)	(0.5)	—	—
Total liabilities		$(360.4)	$(316.9)	$(15.9)	$(16.1)

Accumulated other comprehensive income	Accumulated other comprehensive loss	86.2	82.3	2.5	2.2
Net amount recognized		$(239.4)	$(202.8)	$(12.6)	$(12.5)

Amounts recognized in AOCI consist of:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2017	2016	2017	2016

Net actuarial loss	$121.7	$115.3	$3.3	$3.5
Net prior service cost	(1.3)	(1.8)	—	—
Before tax AOCI	$120.4	$113.5	$3.3	$3.5
Less: Deferred taxes	34.2	31.2	0.8	1.3
Net of tax AOCI	$86.2	$82.3	$2.5	$2.2

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2017	2016

Projected benefit obligation	$517.0	$458.7
Accumulated benefit obligation	491.7	427.2
Fair value of plan assets	160.0	142.3

Components of net periodic benefit cost:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2017	2016	2015	2017	2016	2015

Service cost	$15.7	$15.7	$17.1	$0.4	$0.3	$0.4
Interest cost	6.5	8.0	7.3	0.6	0.6	0.6
Expected return on plan assets	(4.0)	(5.1)	(5.4)	—	—	—
Amortization of prior service credit	(0.2)	(0.2)	(0.2)	—	—	—
Amortization of net actuarial loss	6.9	5.1	7.8	0.1	0.2	0.2
Curtailment and settlement loss (gains)	—	1.2	(0.8)	—	—	—
Net periodic benefit cost	$24.9	$24.7	$25.8	$1.1	$1.1	$1.2

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2017	2016	2015	2017	2016	2015

Net actuarial loss (gain)	$13.3	$20.3	$(48.6)	$(0.2)	$1.4	$(0.4)
Net prior service cost (credit)	0.3	0.4	(0.3)	—	—	—
Amortization	(6.7)	(4.9)	(7.6)	(0.1)	(0.2)	(0.2)
Total recognized in AOCI	$6.9	$15.8	$(56.5)	$(0.3)	$1.2	$(0.6)
Total recognized in net periodic benefit cost and AOCI	$31.8	$40.5	$(30.7)	$0.8	$2.3	$0.6

The expected amounts of net loss, prior service cost and transition obligation for defined benefit plans and other postemployment benefit plans in AOCI that are expected to be amortized as net expense (income) during fiscal year 2018 are as follows:

(in millions)	Pension Benefits	Other Postemployment Benefits

Amount of net prior service credit	$(0.1)	$—
Amount of net loss	6.5	0.2
Total amount to be amortized out of AOCI in 2018	$6.4	$0.2

Assumptions

The assumptions used to determine benefit obligations and net periodic benefit cost for the Company’s plans are similar for both U.S. and foreign plans.

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, at December 31, 2017, 2016 and 2015 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2017	2016	2015	2017	2016	2015

Discount rate	1.6%	1.6%	2.1%	3.8%	4.4%	4.7%
Rate of compensation increase	2.5%	2.6%	2.5%	n/a	n/a	n/a
Health care cost trend pre 65	n/a	n/a	n/a	7.9%	7.8%	7.6%
Health care cost trend post 65	n/a	n/a	n/a	8.8%	8.5%	8.2%
Ultimate health care cost trend	n/a	n/a	n/a	4.4%	4.5%	5.0%
Years until trend is reached pre 65	n/a	n/a	n/a	9.0	9.0	9.0
Years until ultimate trend is reached post 65	n/a	n/a	n/a	9.0	9.0	9.0

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2017	2016	2015	2017	2016	2015

Discount rate	1.6%	2.1%	1.8%	4.4%	4.7%	4.3%
Expected return on plan assets	2.9%	3.3%	3.7%	n/a	n/a	n/a
Rate of compensation increase	2.6%	2.5%	2.6%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.9%	7.8%	8.5%
Ultimate health care cost trend	n/a	n/a	n/a	4.4%	4.5%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	9.0	8.0

Measurement Date	12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015

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

Assumed health care cost trend rates have an impact on the amounts reported for postemployment benefits. An ongoing one percentage point change in assumed healthcare cost trend rates would have had the following effects for the year ended December 31, 2017:

	Other Postemployment Benefits
(in millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postemployment benefit obligation	2.9	(2.3)

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2017 is presented in the table below by asset category. Approximately 73% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$18.2	$18.2	$—	$—
Equity securities:
International	53.0	53.0	—	—
Fixed income securities:
Fixed rate bonds (a)	48.5	48.5	—	—
Other types of investments:
Mutual funds (b)	16.3	16.3	—	—
Common trusts (c)	13.3	—	13.3	—
Insurance contracts	29.0	—	—	29.0
Hedge funds	7.1	—	—	7.1
Real estate	0.3	—	—	0.3
Total	$185.7	$136.0	$13.3	$36.4

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$11.5	$11.5	$—	$—
Equity securities:
International	39.1	39.1	—	—
Fixed income securities:
Fixed rate bonds (a)	52.6	52.6	—	—
Other types of investments:
Mutual funds (b)	14.3	14.3	—	—
Common trusts (c)	9.9	—	9.9	—
Insurance contracts	25.1	—	—	25.1
Hedge funds	4.0	—	—	4.0
Real estate	0.3	—	—	0.3
Total	$156.8	$117.5	$9.9	$29.4

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2016 to December 31, 2017 for the plan assets categorized as Level 3. During the year ended December 31, 2017, no assets were transferred in or out of the Level 3 category.

	Year Ended December 31, 2017
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2016	$25.1	$4.0	$0.3	$29.4
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	0.2	—	1.0
Acquisitions/Divestitures	—	—	—	—
Purchases, sales and settlements, net	(0.3)	2.7	—	2.4
Transfers in and/or (out)	—	—	—	—
Effect of exchange rate changes	3.4	0.2	—	3.6
Balance at December 31, 2017	$29.0	$7.1	$0.3	$36.4

The following tables provide a reconciliation from December 31, 2015 to December 31, 2016 for the plan assets categorized as Level 3.  During the year ended December 31, 2016, $0.2 million assets were transferred out of the Level 3 category.

	Year Ended December 31, 2016
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2015	$10.3	$3.2	$0.3	$13.8
Actual return on plan assets:
Relating to assets still held at the reporting date	2.1	—	—	2.1
Acquisitions/Divestitures	12.7	—	—	12.7
Purchases, sales and settlements, net	1.0	0.9	—	1.9
Transfers in and/or out	(0.2)	—	—	(0.2)
Effect of exchange rate changes	(0.8)	(0.1)	—	(0.9)
Balance at December 31, 2016	$25.1	$4.0	$0.3	$29.4

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

Cash Flows

In 2018, the Company expects to make contributions and direct benefit payments of $15.9 million to its defined benefit pension plans and $0.7 million to its postemployment medical plans.

Estimated Future Benefit Payments

(in millions)	Pension Benefits	Other Postemployment Benefits

2018	$18.0	$0.7
2019	16.6	0.6
2020	19.4	0.6
2021	18.7	0.6
2022	19.9	0.6
2023-2027	114.0	3.2

The above table reflects the total employer contributions and benefits expected to be paid from the plan and does not include the participants’ share of the cost.

NOTE 16 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $55.4 million, $20.9 million and $61.4 million for the year ended 2017, 2016 and 2015, respectively, are reflected in Restructuring and other costs in the Consolidated Statement of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

As announced in October 2016, the Company proposed plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s two segments. As required under German law, the Company entered into a statutory co-determination process under which it collaborated with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. In 2017, the Company received all necessary approvals and is proceeding with its current plans. The Company estimates the cost of these initiatives to be approximately $65 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years. For the year ended December 31, 2017 the Company recorded costs of approximately $29 million associated with these plans.

During 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Technologies & Equipment segment. During the year ended December 31, 2015, the Company recorded $52.2 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the year ended December 31, 2015, the Company recorded restructuring costs of $1.4 million within the Consumables segment that consists primarily of employee severance benefits related to the global efficiency initiative. These restructuring costs were offset by changes in estimates of $6.6 million, related to adjustments to the cost of initiatives in prior years. Other costs associated with 2015 plans of $7.4 million and $9.1 million were recorded in Cost of products sold and Selling, general and administrative expenses, respectfully, in the Consolidated Statements of Operations.

At December 31, 2017, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2015 and Prior Plans	2016	2017	Total

Balance at December 31, 2016	$20.6	$8.2	$—	$28.8
Provisions and adjustments	0.6	—	50.6	51.2
Amounts applied	(10.4)	(5.8)	(4.2)	(20.4)
Change in estimates	(4.8)	(0.7)	1.8	(3.7)
Balance at December 31, 2017	$6.0	$1.7	$48.2	$55.9

	Lease/Contract Terminations
(in millions)	2015 and Prior Plans	2016	2017	Total

Balance at December 31, 2016	$2.7	$0.3	$—	$3.0
Provisions and adjustments	0.7	—	0.5	1.2
Amounts applied	(2.3)	(0.3)	(0.3)	(2.9)
Change in estimates	(0.5)	(0.2)	—	(0.7)
Balance at December 31, 2017	$0.6	$(0.2)	$0.2	$0.6

	Other Restructuring Costs
(in millions)	2015 and Prior Plans	2016	2017	Total

Balance at December 31, 2016	$0.5	$0.2	$—	$0.7
Provisions and adjustments	2.4	2.0	3.0	7.4
Amounts applied	(1.5)	(2.0)	(1.3)	(4.8)
Change in estimates	0.5	—	—	0.5
Balance at December 31, 2017	$1.9	$0.2	$1.7	$3.8

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2016	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2017

Technologies & Equipment	$22.1	$44.2	$(17.5)	$(1.9)	$46.9
Consumables	10.3	13.8	(9.3)	(1.5)	13.3
All Other	0.1	1.8	(1.3)	(0.5)	0.1
Total	$32.5	$59.8	$(28.1)	$(3.9)	$60.3

At December 31, 2016, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$1.5	$34.6	$—	$36.1
Provisions and adjustments	—	4.7	11.4	16.1
Amounts applied	(0.8)	(18.5)	(2.8)	(22.1)
Change in estimates	(0.1)	(0.8)	(0.4)	(1.3)
Balance at December 31, 2016	$0.6	$20.0	$8.2	$28.8

	Lease/Contract Terminations
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.8	$3.4	$—	$4.2
Provisions and adjustments	—	5.4	0.5	5.9
Amounts applied	(0.4)	(3.3)	(0.2)	(3.9)
Change in estimates	(0.2)	(3.0)	—	(3.2)
Balance at December 31, 2016	$0.2	$2.5	$0.3	$3.0

	Other Restructuring Costs
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.3	$0.6	$—	$0.9
Provisions and adjustments	0.1	3.1	0.5	3.7
Amounts applied	(0.2)	(3.0)	(0.3)	(3.5)
Change in estimates	—	(0.4)	—	(0.4)
Balance at December 31, 2016	$0.2	$0.3	$0.2	$0.7

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2015	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2016

Technologies & Equipment	$30.9	$15.5	$(20.1)	$(4.2)	$22.1
Consumables	9.2	9.9	(8.5)	(0.3)	10.3
All Other	1.1	0.3	(0.9)	(0.4)	0.1
Total	$41.2	$25.7	$(29.5)	$(4.9)	$32.5

Other Costs

For the year ended December 31, 2017, the Company recorded other costs of $369.8 million, which consist of impairment charges of $346.7 million and legal settlements of $23.1 million. For further information on the impairment charges, see Note 9, Goodwill and Intangible Assets.

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

NOTE 17 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company currently employs foreign currency forward contracts and cross currency basis swap contracts financial instruments to hedge certain anticipated transactions or assets and liabilities denominated in foreign currencies. Additionally, the Company currently utilizes interest rate swaps to convert variable rate debt to fixed rate debt.

Derivative Instruments Designated as Hedging
Cash Flow Hedges
The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at December 31, 2017 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$372.3	$295.2
Interest rate swaps	111.4	—
Total derivative instruments designated as cash flow hedges	$483.7	$295.2
Foreign Exchange Risk Management
The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is excluded and is reported in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs, Japanese yen and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At December 31, 2017, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for a term of five years ending September 2019.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity
The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017
(in millions)	(Loss) Gain Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into (Expense) Income	Ineffective Portion Recognized in Expense

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(2.3)	$—
Foreign exchange forward contracts	(14.6)	Cost of products sold	(3.0)	—

Ineffective Portion:
Foreign exchange forward contracts	$—	Other expense (income), net	$—	$(0.9)
Total in cash flow hedging	$(14.7)		$(5.3)	$(0.9)

	December 31, 2016
(in millions)	(Loss) Gain Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into (Expense) Income	Ineffective Portion Recognized in Expense

Effective Portion:
Interest rate swaps	$(0.4)	Interest expense	$(2.9)	$—
Foreign exchange forward contracts	(0.3)	Cost of products sold	4.8	—
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1	—
Commodity contracts	0.1	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	$—	Other expense (income), net	$—	$(0.6)
Total for cash flow hedging	$(0.8)		$1.9	$(0.6)

	December 31, 2015
(in millions)	(Loss) Gain Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into (Expense) Income	Ineffective Portion Recognized in Expense

Effective Portion:
Interest rate swaps	$(1.4)	Interest expense (a)	$(10.1)	$—
Foreign exchange forward contracts	23.3	Cost of products sold	18.0	—
Foreign exchange forward contracts	0.5	SG&A expenses	0.6	—
Commodity contracts	(0.3)	Cost of products sold	(0.5)	—

Ineffective Portion:
Foreign exchange forward contracts	$—	Other expense (income), net	—	$(0.7)
Total for cash flow hedging	$22.1		$8.0	$(0.7)
(a) The Company reclassified $6.0 million of losses into earnings due to the discontinuance of a cash flow hedge because a portion of the forecasted transaction will no longer occur.

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At December 31, 2017, the Company expects to reclassify $8.1 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations
The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. To hedge a portion of this exposure the Company employs both derivative and non-derivative financial instruments. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. The time value component of the fair value of the derivative is excluded and is reported in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

On January 2, 2018, the Company entered into a 245.6 million euro cross currency basis swap maturing in August 2021, that was designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.7%, which will result in a net reduction of interest expense of approximately $7 million in 2018.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at December 31, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$622.3	$311.1
The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the year ended December 31, 2017, 2016 and 2015:

	December 31, 2017
	Loss Recognized in AOCI	Consolidated Statements of Operations Location	Recognized in Income

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(14.1)	Other expense (income), net	$3.7
Total for net investment hedging	$(14.1)		$3.7

	December 31, 2016
	Loss Recognized in AOCI	Consolidated Statements of Operations Location	Recognized in Income

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(13.2)	Other expense (income), net	$6.7
Total for net investment hedging	$(13.2)		$6.7

	December 31, 2015
	Gain Recognized in AOCI	Consolidated Statements of Operations Location	Recognized in Income

(in millions)

Effective Portion:
Foreign exchange forward contracts	$4.5	Interest expense	$4.1
Total for net investment hedging	$4.5		$4.1
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

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the years ended December 31, 2017, 2016 and 2015:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Twelve Months Ended December 31,
(in millions)		2017	2016	2015

Interest rate swaps	Interest expense	$—	$—	$0.3
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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at December 31, 2017 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$369.3	$369.3
Interest rate swaps	0.2	0.2
Total for instruments not designated as hedges	$369.5	$369.5
Derivative Instruments not Designated as Hedges Activity
The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the years ended December 31, 2017, 2016 and 2015:

	Consolidated Statements of Operations Location	(Loss) Gain Recognized
		Twelve Months Ended December 31,
(in millions)		2017	2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$(7.7)	$(0.6)	$6.3
DIO equity option contracts	Other expense (income), net	—	—	0.1
Cross currency basis swaps (a)	Other expense (income), net	—	—	(1.8)
Total for instruments not designated as hedges		$(7.7)	$(0.6)	$4.6
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.
Consolidated Balance Sheets Location of Derivative Fair Values
The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at December 31, 2017 and December 31, 2016:

	December 31, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1.4	$—	$13.4	$4.5
Interest rate swaps	—	—	0.3	0.1
Total	$1.4	$—	$13.7	$4.6

Not Designated as Hedges

Foreign exchange forward contracts	$3.4	$—	$3.7	$—
Total	$3.4	$—	$3.7	$—

	December 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$12.8	$0.6	$1.0	$—
Interest rate swaps	—	—	0.2	0.3
Total	$12.8	$0.6	$1.2	$0.3

Not Designated as Hedges

Foreign exchange forward contracts	$1.3	$—	$1.5	$—
Total	$1.3	$—	$1.5	$—
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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$(3.9)	$—	$0.9
Total Assets	$4.8	$—	$4.8	$(3.9)	$—	$0.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$21.6	$—	$21.6	$(3.8)	$—	$17.8
Interest rate swaps	0.4	—	0.4	(0.1)	—	0.3
Total Liabilities	$22.0	$—	$22.0	$(3.9)	$—	$18.1

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$14.7	$—	$14.7	$(2.8)	$—	$11.9
Total Assets	$14.7	$—	$14.7	$(2.8)	$—	$11.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
Interest rate swaps	0.5	—	0.5	(0.3)	—	0.2
Total Liabilities	$3.0	$—	$3.0	$(2.8)	$—	$0.2

NOTE 18 - FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,629.9 million and $1,620.8 million, respectively, at December 31, 2017.  At December 31, 2016, the Company estimated the fair value and carrying value was $1,525.7 million and $1,522.2 million, respectively.  The interest rate on the outstanding principal of the $450.0 million Senior Notes is a fixed rate of 4.1% and the fair value is based on interest rates at December 31, 2017. For additional details on interest rates of long term debt, please see Note 12, Financing Arrangements. The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2017 and 2016.

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$—
Available-for-sale security	54.4	—	54.4	—
Total assets	$59.2	$—	$59.2	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	21.6	—	21.6	—
Contingent considerations on acquisitions	8.6	—	—	8.6
Total liabilities	$30.6	$—	$22.0	$8.6

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$14.7	—	$14.7	—
Total assets	$14.7	$—	$14.7	$—

Liabilities
Interest rate swaps	$0.5	$—	$0.5	$—
Foreign exchange forward contracts	2.5	—	2.5	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$10.6	$—	$3.0	$7.6

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

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The Company’s Level 3 liabilities at December 31, 2017 are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, February 29, 2016	$7.1
Unrealized gain:
Reported in Other expense (income), net	0.7
Effect of exchange rate changes	(0.2)
Balance, December 31, 2016	$7.6
Unrealized gain:
Reported in Other expense (income), net	0.1
Effect of exchange rate changes	0.9
Balance at December 31, 2017	$8.6

There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2017 and 2016.

Assets Measured at Fair Value on a Non-Recurring Basis

For the year ended December 31, 2017, the Company recorded impairments of $1,650.9 million related to goodwill and $346.7 million related to indefinite-lived intangible assets for the CAD/CAM, Imaging and Treatment Center equipment reporting units. The carrying value of $1,980.6 million of goodwill related to these reporting units represents the estimated fair value as determined in the December 31, 2017 valuation. The carrying value of $1,998.8 million of identifiable intangible assets were also related to these reporting units and represents the estimated fair value as determined in the December 31, 2017 valuation. The valuation technique and inputs, which used Level 3 unobservable inputs, as well as further details on the impairment are disclosed in Note 9, Goodwill and Intangible Assets.

The following tables set forth by level within the fair value hierarchy certain of the Company’s goodwill and identifiable intangible assets that were measured at fair value on a non-recurring basis at December 31, 2017.

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Identifiable intangible assets, net	$1,998.8	$—	$—	$1,998.8
Goodwill, net	1,980.6	—	—	1,980.6
Total assets	$3,979.4	$—	$—	$3,979.4

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles machinery, equipment and certain office, warehouse and manufacturing facilities under non-cancelable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $28.3 million, $33.3 million and $30.4 million for 2017, 2016 and 2015, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in millions)

2018	$34.8
2019	28.0
2020	22.5
2021	17.7
2022	14.8
2023 and thereafter	34.4
$152.2

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The complaint sought a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The certified class is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case went to trial in September 2013, and on January 22, 2014, the San Francisco Superior Court issued its decision in the Company’s favor, rejecting all of the plaintiffs’ claims. The plaintiffs appealed the Superior Court’s decision, but on January 10, 2018, the California Court of Appeals affirmed the trial court’s judgment in the Company’s favor. On February 15, 2018, the Company reached a settlement on this matter, in which the plaintiffs agreed to reimburse certain of the Company’s costs and not to appeal the California Court of Appeals decision.

On December 12, 2006, Carole Hildebrand, DDS, and Robert Jaffin, DDS, filed a complaint in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The same law firm that filed the Weinstat case in California filed this case.  The complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The complaint asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from alleged misrepresentations about the potential uses of the product because the Company cannot assure the delivery of potable or sterile water through the device. The court granted the Company’s Motion for Dismissal of the case for lack of jurisdiction. Following that dismissal, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations. The plaintiffs moved to have the case certified as a class action and the Company objected. The court granted the Company’s Motion to Dismiss plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim. The court subsequently denied the Company’s motion for summary judgment on the express warranty claim.  The court held hearings during 2016 on plaintiffs’ class certification motion.  On July 24, 2017, the Court issued an order denying class certification on multiple, independently sufficient grounds. On October 6, 2017, the parties to the lawsuit filed a stipulation of dismissal, dismissing all claims with prejudice, with the plaintiffs agreeing to pay the Company’s costs associated with the litigation.

The Company has concluded both of these actions with favorable outcomes.   It does not anticipate that these cases will have any impact on the Company’s operations, financial position or liquidity going forward.

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On September 1, 2016, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations was tolled to May 1, 2017. On August 17, 2017, the Company entered into a new tolling agreement, which tolls the statute of limitations to November 30, 2017. Effective December 1, 2017, the Company reached a settlement on this matter with OFAC and BIS for $1.2 million regarding the above possible violations.

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

Following Sirona’s acquisition of Arges Imaging, Inc. (“Arges”) in 2011, certain prior shareholders (the “Arges Shareholders”) of Arges filed a demand for arbitration with the American Arbitration Association alleging that Sirona violated certain provisions of the related merger agreement. In January 2016, an interim award was made to the Arges Shareholders, which was subsequently affirmed by the district court for the Southern District of New York. The Company subsequently appealed the decision. In October 2017, the Company entered into a Settlement Agreement, pursuant to which the Company agreed to pay the Arges Shareholders approximately $6.5 million. Settlement costs associated with this agreement are included in Restructuring and other costs in the Consolidated Statements of Operation for the period ended September 30, 2017.

On May 5, 2015, Roth Licensing, LLC (“Roth Licensing”) filed a demand for arbitration alleging that GAC International, LLC, a subsidiary of the Company (“GAC”), infringes a registered trademark of Roth Licensing pursuant to the Lanham Act, California Civil Code Section 3344.1, and certain other common law causes of action.  On August 9, 2017, the arbitrator issued an interim decision on liability finding that GAC had willfully infringed the registered trademark of Roth Licensing.  On November 8, 2017, the arbitrator served his Final Award on damages awarding Roth Licensing approximately $16.0 million for damages, attorneys’ fees and costs as well as injunctive relief regarding the ROTH mark and any reproduction, counterfeit, copy, or colorable imitation of the ROTH mark and Dr. Roth’s image.  The Company believes the arbitrator’s decision exceeded the scope of the arbitration agreement, and it has filed a Motion to Vacate Arbitration Award with the district court of the Eastern District of New York.

On January 19, 2018, Futuredontics, Inc. received service of a purported class action lawsuit filed in the Superior Court of the State of California, for the County of Los Angeles, brought by a former employee, Henry Olivares, on behalf of other similarly situated individuals. The plaintiff alleges several wage and hour violations under California Business and Professions Code Section 17200, including, but not limited to, failure to provide rest and meal break periods and the failure to pay overtime. The Company has filed its answer to the complaint and it intends to vigorously defend against this matter.

In addition to the matters discussed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses.  Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY SIRONA INC.
Quarterly Financial Information (Unaudited)
(in millions, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding and Other	Total Year

2017

Net sales	$900.5	$992.7	$1,009.2	$1,091.0	$—	$3,993.4
Gross profit	492.0	544.2	559.0	593.3	—	2,188.5
Goodwill impairment (a)	—	1,092.9	—	558.0	—	1,650.9
Operating income (loss)	84.2	(1,048.0)	107.9	(706.4)	—	(1,562.3)
Net income (loss) attributable to
Dentsply Sirona	59.7	(1,050.0)	90.6	(650.4)	0.1	(1,550.0)

Net income (loss) per common share - basic	$0.26	$(4.58)	$0.39	$(2.85)	$0.02	$(6.76)

Net income (loss) per common share - diluted	$0.26	$(4.58)	$0.39	$(2.85)	$0.02	$(6.76)

Cash dividends declared per common share	$0.0875	$0.0875	$0.0875	$0.0875	$—	$0.3500

	First Quarter (b)	Second Quarter	Third Quarter	Fourth Quarter	Rounding and Other (c)	Total Year

2016

Net sales	$772.6	$1,022.0	$954.2	$996.5	$—	$3,745.3
Gross profit	418.9	526.9	513.6	541.5	—	2,000.9
Operating income	72.7	121.2	126.6	134.2	—	454.7
Net income attributable to
Dentsply Sirona	125.0	105.4	92.5	107.0	—	429.9

Earnings per common share - basic	$0.72	$0.45	$0.40	$0.46	$(0.06)	$1.97

Earnings per common share - diluted	$0.70	$0.44	$0.39	$0.46	$(0.05)	$1.94

Cash dividends declared per common share	$0.0775	$0.0775	$0.0775	$0.0775	$—	$0.3100
(a) During the quarters ended June 30, 2017 and December 31, 2017, the Company recorded goodwill and intangible asset impairments. See Note 9, Goodwill and Intangible Assets for further information.
(b) Includes the results of operations for Sirona for the period February 29, 2016 through March 31, 2016
(c) During the March 31, 2016 quarter, the Company issued 101.8 million shares related to the Merger. As a result, the calculation of the weighted average share count was lower in the March 31, 2016 quarter as compared to the weighted average share count for the year ended December 31, 2016.

Item 16.  Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA INC.

By:	/s/	Donald M. Casey, Jr.
Donald M. Casey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/	Donald M. Casey, Jr.	March 15, 2018
	Donald M. Casey, Jr.	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Nicholas W. Alexos	March 15, 2018
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Eric K. Brandt	March 15, 2018
	Eric K. Brandt	Date
Chairman of the Board of Directors

/s/	Dr. Michael C. Alfano	March 15, 2018
	Dr. Michael C. Alfano	Date
Director

/s/	David K. Beecken	March 15, 2018
	David K. Beecken	Date
Director

/s/	Michael J. Coleman	March 15, 2018
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	March 15, 2018
	Willie A. Deese	Date
Director

/s/	Betsy D. Holden	March 15, 2018
	Betsy D Holden	Date
Director

/s/	Harry M. Jansen Kraemer, Jr.	March 15, 2018
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Thomas Jetter	March 15, 2018
	Thomas Jetter	Date
Director

/s/	Arthur D. Kowaloff	March 15, 2018
	Arthur D. Kowaloff	Date
Director

/s/	Francis J. Lunger	March 15, 2018
	Francis J. Lunger	Date
Director

/s/	Leslie F. Varon	March 15, 2018
	Leslie F Varon	Date
Director