Form 10-Q
period 2018-03-31
DENTSPLY SIRONA Inc.
filed 2018-05-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 26, 2018, DENTSPLY SIRONA Inc. had 227,438,501 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$956.1	$900.5
Cost of products sold	442.0	408.5

Gross profit	514.1	492.0
Selling, general and administrative expenses	435.2	404.7
Restructuring and other costs	10.2	3.1

Operating income	68.7	84.2

Other income and expenses:
Interest expense	8.6	9.3
Interest income	(0.6)	(0.7)
Other expense (income), net	(34.1)	(1.0)

Income before income taxes	94.8	76.6
Provision for income taxes	13.7	16.9

Net income	81.1	59.7

Less: Net loss attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Dentsply Sirona	$81.2	$59.8

Net income per common share attributable to Dentsply Sirona:
Basic	$0.36	$0.26
Diluted	$0.35	$0.26

Weighted average common shares outstanding:
Basic	227.2	230.1
Diluted	229.9	234.0

Dividends declared per common share:	$0.0875	$0.0875

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$81.1	$59.7

Other comprehensive income, net of tax:
Foreign currency translation gain	65.7	49.7
Net loss on derivative financial instruments	(12.0)	(3.3)
Net unrealized holding gain on available for sale securities	(44.3)	—
Pension liability gain	1.2	1.2
Total other comprehensive income, net of tax	10.6	47.6

Total comprehensive income	91.7	107.3

Less: Comprehensive income (loss) attributable
to noncontrolling interests	0.5	(0.2)

Comprehensive income attributable to Dentsply Sirona	$91.2	$107.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$317.1	$320.6
Accounts and notes receivables-trade, net	670.4	746.2
Inventories, net	696.6	623.1
Prepaid expenses and other current assets, net	316.4	312.6

Total Current Assets	2,000.5	2,002.5

Property, plant and equipment, net	888.2	876.0
Identifiable intangible assets, net	2,811.4	2,800.7
Goodwill, net	4,573.2	4,539.2
Other noncurrent assets, net	99.5	156.1

Total Assets	$10,372.8	$10,374.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$286.8	$284.4
Accrued liabilities	531.7	585.8
Income taxes payable	54.3	54.2
Notes payable and current portion of long-term debt	22.6	30.1

Total Current Liabilities	895.4	954.5

Long-term debt	1,645.5	1,611.6
Deferred income taxes	641.4	718.0
Other noncurrent liabilities	485.3	462.5

Total Liabilities	3,667.6	3,746.6

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at March 31, 2018 and December 31, 2017, respectively
227.4 million and 226.8 million shares outstanding at March 31, 2018 and December 31, 2017, respectively
Capital in excess of par value	6,531.7	6,543.9
Retained earnings	2,375.9	2,316.2
Accumulated other comprehensive loss	(281.0)	(291.0)
Treasury stock, at cost, 37.1 million and 37.7, million shares at March 31, 2018 and December 31, 2017, respectively	(1,936.1)	(1,955.4)
Total Dentsply Sirona Equity	6,693.1	6,616.3

Noncontrolling interests	12.1	11.6

Total Equity	6,705.2	6,627.9

Total Liabilities and Equity	$10,372.8	$10,374.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net income	—	—	59.8	—	—	59.8	(0.1)	59.7

Other comprehensive income	—	—	—	47.7	—	47.7	(0.1)	47.6

Exercise of stock options	—	4.9	—	—	24.5	29.4	—	29.4
Stock based compensation expense	—	10.8	—	—	—	10.8	—	10.8
Reclassification on adoption of ASU No. 2016-09	—	1.0	(1.0)	—	—	—	—	—
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(84.6)	(84.6)	—	(84.6)
RSU distributions	—	(20.7)	—	—	9.1	(11.6)	—	(11.6)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2017	$2.6	$6,516.2	$3,986.4	$(658.0)	$(1,695.0)	$8,152.2	$11.4	$8,163.6

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9

Net income	—	—	81.2	—	—	81.2	(0.1)	81.1

Other comprehensive income	—	—	—	10.0	—	10.0	0.6	10.6

Exercise of stock options	—	(1.8)	—	—	9.4	7.6	—	7.6
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	7.6	—	—	7.6	—	7.6
Stock based compensation expense	—	9.3	—	—	—	9.3	—	9.3
RSU distributions	—	(19.9)	—	—	9.9	(10.0)	—	(10.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2018	$2.6	$6,531.7	$2,375.9	$(281.0)	$(1,936.1)	$6,693.1	$12.1	$6,705.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$81.1	$59.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.3	30.9
Amortization of intangible assets	49.9	45.2
Amortization of deferred financing costs	0.7	0.7
Deferred income taxes	(16.8)	9.8
Stock based compensation expense	9.3	10.8
Restructuring and other costs - non-cash	3.3	0.6
Other non-cash expense/(income)	14.0	(14.4)
Loss on disposal of property, plant and equipment	0.5	0.3
Gain on sale of equity security	(44.1)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	87.5	46.2
Inventories, net	(64.7)	(38.3)
Prepaid expenses and other current assets, net	(5.6)	(9.2)
Other noncurrent assets, net	(2.9)	(14.4)
Accounts payable	(3.9)	23.4
Accrued liabilities	(77.4)	(36.0)
Income taxes	(14.1)	(31.4)
Other noncurrent liabilities	5.0	(1.4)

Net cash provided by operating activities	55.1	82.5

Cash flows from investing activities:

Capital expenditures	(35.8)	(31.1)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(6.7)	(9.1)
Cash received on derivatives contracts	—	2.4
Cash paid on derivatives contracts	(2.4)	—
Expenditures for identifiable intangible assets	(3.3)	(4.8)
Purchase of short-term investments	—	(0.1)
Proceeds from sale of property, plant and equipment, net	3.0	1.6

Net cash used in investing activities	(45.2)	(41.1)

Cash flows from financing activities:

(Decrease) increase in short-term borrowings	(7.8)	1.3
Cash paid for treasury stock	—	(77.9)
Cash dividends paid	(19.8)	(18.0)
Proceeds from long-term borrowings	0.1	3.0
Repayments on long-term borrowings	(0.2)	(5.4)
Proceeds from exercised stock options	8.3	29.4

Net cash used in financing activities	(19.4)	(67.6)

Effect of exchange rate changes on cash and cash equivalents	6.0	5.6

Net decrease in cash and cash equivalents	(3.5)	(20.6)

Cash and cash equivalents at beginning of period	320.6	383.9

Cash and cash equivalents at end of period	$317.1	$363.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and Subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2017.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2017, except as may be indicated below.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of risk and/or control of Dental and Healthcare Consumables products (“consumable” products), Dental Technology products (“technology” products), or Dental Equipment products (“equipment” products). Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

For most of consumable, technology and equipment products, the Company transfers control and recognizes a sale when products are shipped from the manufacturing facility or warehouse to the customer (distributors and direct to dentists). For contracts with customers that contain destination shipping terms, revenue is not recognized until risk has transferred and the goods are delivered to the agreed upon destination. The amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g., discounts, rebates, free goods) and returns offered to customers and their customers. When the Company gives customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty related returns, are infrequent and insignificant. The Company adjusts the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed. Consideration received from customers in advance of revenue recognition is classified as deferred revenue.

Depending on the terms of the arrangement, the Company will defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied (e.g., extended maintenance/service contracts, software and licenses, customer loyalty points and coupon programs). The Company uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations’ database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the unsatisfied performance obligation, which is deferred until satisfied. At March 31, 2018, the Company had $21.9 million of deferred revenue recorded in Accrued liabilities on the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months.

The Company has elected to account for shipping and handling activities as a fulfillment cost within the cost of products sold, and records shipping and handling costs collected from customers in net sales. The Company has adopted two practical expedients: the “right to invoice” practical expedient, which allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date; and relief from considering the existence of a significant financing component when the payment for the good or service is expected to be one year or less.

The Company offers discounts to its customers and distributors if certain conditions are met. Discounts are primarily based on the volume of products purchased or targeted to be purchased by the customer. Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later. The Company estimates volume discounts based on an individual customer’s historical and estimated future product purchases.

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. The Company estimates rebates based on the forecasted performance of a customer and their expected level of achievement within the rebate programs. In accounting for these rebate programs, the Company records an accrual and reduces sales ratably as sales occur over the rebate period. The Company updates the accruals for these rebate programs as actual results and updated forecasts impact the estimated achievement for customers within the rebate programs.

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $25.0 million at March 31, 2018 and $22.4 million at December 31, 2017.

Marketable Securities

During the three months ended March 31, 2018, the Company sold its direct investment in the DIO Corporation (“DIO”) for $54.1 million, resulting in a gain of $44.1 million. At December 31, 2017, the Company had recorded an unrealized gain of $45.0 million in accumulated other comprehensive income. This gain was transferred out of Accumulated other comprehensive loss (“AOCI”), and recorded in Other expense (income), net on the Consolidated Statements of Operations. The fair value of the direct investment at December 31, 2017 was $54.4 million.

Income Taxes

The Company has accounted for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. The Company expects to complete the accounting during 2018 in accordance with the one year measurement period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, as amended (Topic 606, commonly referred to as ASC 606) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Most of the Company’s sales revenue continues to be recognized when products are shipped from manufacturing facilities. For certain customer and dealer incentive programs, such as coupons, customer loyalty and free goods, the Company recognizes the proportionate revenue and cost of product when the incentives are shipped or awarded. Prior to adoption of ASC 606, costs for these types of programs were recognized when triggering events occurred. For contracts with customers where performance occurs over time, such as software sales, the Company recognizes revenue ratably over the performance period.
The new revenue standard also provided additional guidance that resulted in reclassifications to or from Net sales, Cost of products sold, Selling, general and administrative expenses, and the resultant change in (benefit) provision for income taxes.

The cumulative effect of the changes made on the Consolidated Balance Sheets at December 31, 2017 for the adoption of ASC 606, is as follows:

(in millions)
Consolidated Balance Sheets Item	December 31, 2017 As Reported Balance	Adoption of ASC 606	January 1, 2018 Revised Balance

Assets

Accounts and notes receivable-trade, net	$746.2	$0.2	$746.4
Inventory, net	623.1	(0.3)	622.8
Prepaid expense and other current assets, net	312.6	1.9	314.5

Liabilities and Equity

Accrued liabilities	585.8	9.9	595.7
Income taxes payable	54.2	(2.1)	52.1
Retained earnings	2,316.2	(6.0)	2,310.2

The impact of adoption of the new revenue recognition standard on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets is as follows:

(in millions)	Three Months Ended March 31, 2018
Consolidated Statements of Operations Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Net sales	$956.1	$954.0	$2.1
Cost of products sold	442.0	438.9	3.1
Selling, general and administrative expenses	435.2	435.8	(0.6)
Provision for income taxes	13.7	13.8	(0.1)
Net income attributable to Dentsply Sirona	81.2	81.5	(0.3)

(in millions)	Balance at March 31, 2018
Consolidated Balance Sheets Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Assets

Accounts and notes receivables-trade, net	$670.4	$670.3	$0.1
Inventories, net	696.6	696.9	(0.3)
Prepaid expenses and other current assets, net	316.4	315.2	1.2

Liabilities and Equity

Accrued liabilities	531.7	522.2	9.5
Income taxes payable	54.3	56.5	(2.2)
Retained earnings	2,375.9	2,382.2	(6.3)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This accounting standard seeks to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to a third party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in US GAAP. ASU No. 2016-16 eliminates this exception. The amendments in this update should be applied through the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The Company adopted this accounting standard during the three months ended March 31, 2018. Upon adoption, the Company made the following reclassification:

(in millions)
Consolidated Balance Sheets Item	December 31, 2017 As Reported Balance	Adoption of ASU 2016-16 Increase/(Decrease)	January 1, 2018 Revised Balance

Assets

Prepaid expenses and other current assets, net	$312.6	$(5.6)	$307.0
Other noncurrent assets, net	156.1	(73.1)	83.0

Liabilities and Equity

Deferred income taxes	718.0	(76.0)	642.0
Retained earnings	2,316.2	(2.7)	2,313.5
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This newly issued accounting standard is primarily intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this update require an employer to report the service cost component of net periodic benefit cost in operating income, while the interest cost, amortization, return on assets and any settlement or curtailment expense will be reported below operating income. More specifically, the service cost will be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employee during the period. The amendments in this update are required for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively for the presentation of the components of net periodic benefit cost and net periodic postretirement benefit cost in the income statement. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted this accounting standard during the three months ended March 31, 2018, and applied the practical expedient upon adoption. The impact of adopting this standard, by financial statement line item, is reflected below:

(in millions)
Consolidated Statements of Operations Item	March 31, 2017 As Reported	Adoption of 2017-07 Increase/(Decrease)	March 31, 2017 Revised

Cost of products sold	$408.5	$(0.5)	$408.0
Gross profit	492.0	0.5	492.5
Selling, general and administrative expense	404.7	(1.7)	403.0
Operating income	84.2	2.2	86.4
Other expense (income), net	(1.0)	2.2	1.2

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This newly issued accounting standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax rate changes due to the Tax Cuts and Jobs Act. The amendments in this update are required for annual and interim periods beginning after December 15, 2018. This standard also requires the Company to disclose its accounting policy for releasing income tax effects from accumulated other comprehensive income. In general, the Company applies the individual item approach. As permitted by the accounting standard, the Company early adopted this accounting standard during the three months ended March 31, 2018. As a result of the adoption, the Company elected to reclassify the income tax effects from AOCI to Retained earnings and reclassified $7.6 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This newly issued accounting standard improves the financial reporting and disclosure of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update make improvements to simplify the application of the hedge accounting guidance in current US GAAP based on the feedback received from preparers, auditors, users and other stakeholders. More specifically, this update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update are required for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2018 and 2017.

	Three Months Ended
(in millions)	2018	2017

Stock option expense	$0.7	$2.7
RSU expense	8.3	7.7
Total stock based compensation expense	$9.0	$10.4

Related deferred income tax benefit	$1.8	$3.3

For the three months ended March 31, 2018 and 2017, stock compensation expense of $9.0 million and $10.4 million, respectively, was recorded on the Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, $7.0 million and $10.1 million, respectively, was recorded in Selling, general, and administrative expense, and $0.3 million and $0.3 million was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three months ended March 31, 2018, the Company recorded $1.7 million in Restructuring and other costs on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax, for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(in millions)	2018	2017

Foreign currency translation gains	$84.0	$59.3
Foreign currency translation loss on hedges of net investments	(18.9)	(9.5)

These amounts are recorded in AOCI, net of any related tax adjustments. At March 31, 2018 and December 31, 2017, the cumulative tax adjustments were $195.2 million and $203.8 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation gains of $106.1 million and $22.1 million at March 31, 2018 and December 31, 2017, respectively, and cumulative losses on loans designated as hedges of net investments of $145.5 million and $126.6 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2018 and 2017 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive income (loss) before reclassifications and tax impact	84.3	(7.0)	(17.9)	—	—	59.4
Tax (expense) benefit	(19.2)	1.3	9.3		—	(8.6)
Other comprehensive income (loss), net of tax, before reclassifications	65.1	(5.7)	(8.6)	—	—	50.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2.3	—	(44.3)	1.2	(40.8)
Net increase (decrease) in other comprehensive income	65.1	(3.4)	(8.6)	(44.3)	1.2	10.0
Balance, net of tax, at March 31, 2018	$(39.4)	$(16.0)	$(136.2)	$—	$(89.4)	$(281.0)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive (loss) income before reclassifications and tax impact	40.2	(1.7)	(1.9)	—	36.6
Tax (expense) benefit	9.6	0.6	(0.3)	—	9.9
Other comprehensive (loss) income, net of tax, before reclassifications	49.8	(1.1)	(2.2)	—	46.5
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	1.2	1.2
Net (decrease) increase in other comprehensive income	49.8	(1.1)	(2.2)	1.2	47.7
Balance, net of tax, at March 31, 2017	$(440.7)	$(4.3)	$(119.0)	$(94.0)	$(658.0)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 were as follows:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item on the Consolidated Statements of Operations
	Three Months Ended
	2018	2017

Loss on derivative financial instruments:
Interest rate swaps	$(0.6)	$(0.8)	Interest expense
Foreign exchange forward contracts	(1.8)	0.5	Cost of products sold
Net loss before tax	(2.4)	(0.3)
Tax impact	0.1	—	Provision for income taxes
Net loss after tax	$(2.3)	$(0.3)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of net actuarial losses	$(1.7)	$(1.7)	(a)
Net loss before tax	(1.7)	(1.7)
Tax impact	0.5	0.5	Provision for income taxes
Net loss after tax	$(1.2)	$(1.2)

Total reclassifications for the period	$(3.5)	$(1.5)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended March 31, 2018 and 2017 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017:

Diluted Earnings Per Common Share Computation	Three Months Ended
(in millions, except per share amounts)	2018	2017

Net income attributable to Dentsply Sirona	$81.2	$59.8

Weighted average common shares outstanding	227.2	230.1
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2.7	3.9
Total weighted average diluted shares outstanding	229.9	234.0

Earnings per common share - diluted	$0.35	$0.26

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 1.6 million and 0.8 million shares of common stock that were outstanding during the three months ended March 31, 2018 and 2017, respectively, because their effect would be antidilutive.

NOTE 5 – BUSINESS COMBINATIONS

During the quarter ended June 30, 2017, the Company acquired Recherche Techniques Dentaires (“RTD”), a privately-held France-based manufacturer of endodontic posts for $132.0 million. The Company recorded $83.9 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$18.1	15
Developed technology and patents	22.4	15
Trade names and trademarks	8.5	Indefinite
Total	$49.0

The results of operations for this business have been included in the accompanying financial statements as of the effective date of the transaction. This transaction was not material to the Company’s net sales and net income attributable to Dentsply Sirona for the three months ended March 31, 2018.

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $90.0 million, with additional payments totaling $60.0 million, subject to meeting earn-out provisions. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products and dental technology products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 92% of net sales for the three months ended March 31, 2018 and March 31, 2017.

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

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, laboratory dental products, CAD/CAM systems, imaging systems, treatment centers, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, instruments, endodontic, and orthodontic dental products.

The following tables set forth information about the Company’s segments for the three months ended March 31, 2018 and 2017. Certain reclassifications have been made to prior years’ data in order to conform to current year presentation:

Third Party Net Sales

	Three Months Ended
(in millions)	2018	2017

Technologies & Equipment	$508.3	$479.0
Consumables	447.8	421.5
Total net sales	$956.1	$900.5

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in millions)	2018	2017

Technologies & Equipment	$498.0	$467.9
Consumables	447.8	421.5
Total net sales, excluding precious metal content	945.8	889.4
Precious metal content of sales	10.3	11.1
Total net sales, including precious metal content	$956.1	$900.5

Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2018	2017

Technologies & Equipment	$74.8	$54.0
Consumables	107.1	116.0
Segment adjusted operating income before income taxes and interest	181.9	170.0

Reconciling items expense (income):
All Other (a)	51.3	36.0
Restructuring and other costs	10.2	3.1
Interest expense	8.6	9.3
Interest income	(0.6)	(0.7)
Other expense (income), net	(34.1)	(1.0)
Amortization of intangible assets	49.9	45.2
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.8	1.5
Income before income taxes	$94.8	$76.6
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2018 and December 31, 2017 were $12.5 million and $12.4 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2018 and December 31, 2017 by $8.3 million and $10.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	March 31, 2018	December 31, 2017

Finished goods	$452.3	$387.6
Work-in-process	94.6	90.4
Raw materials and supplies	149.7	145.1
Inventories, net	$696.6	$623.1

The inventory valuation allowance was $79.9 million and $71.7 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans for the three months ended March 31, 2018 and 2017:

Defined Benefit Plans	Three Months Ended		Location on
(in millions)	2018	2017 (a)	Consolidated Statements of Operations

Service cost	$1.8	$1.7	Cost of products sold
Service cost	2.4	2.1	Selling, general and administrative expenses
Interest cost	1.7	1.7	Other expense (income), net
Expected return on plan assets	(1.4)	(1.1)	Other expense (income), net
Amortization of net actuarial loss	1.7	1.6	Other expense (income), net
Net periodic benefit cost	$6.2	$6.0
(a) Prior period presented reflects adoption of ASU 2017-07. For further discussion on the reclassification, refer to Note 1, Significant Accounting Policies.

The following sets forth the information related to the contributions to the Company’s defined benefit plans for 2018:

(in millions)	Pension Benefits

Actual contributions through March 31, 2018	$3.5
Expected contributions for the remainder of the year	12.8
Total actual and expected contributions	$16.3

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2018 and 2017, the Company recorded Restructuring costs and other costs of $10.2 million and $3.1 million respectively, which includes net restructuring costs of $7.4 million and $2.3 million, respectively. These costs are recorded in Restructuring and other costs on the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities on the Consolidated Balance Sheets.

At March 31, 2018, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$7.7	$48.2	$—	$55.9
Provisions	0.2	(1.6)	8.4	7.0
Amounts applied	(1.5)	(4.2)	(5.1)	(10.8)
Change in estimates	—	(0.2)	—	(0.2)
Balance at March 31, 2018	$6.4	$42.2	$3.3	$51.9

	Lease/Contract Terminations
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$0.3	$0.2	$—	$0.5
Provisions	0.1	—	0.1	0.2
Amounts applied	(0.4)	—	(0.1)	(0.5)
Balance at March 31, 2018	$—	$0.2	$—	$0.2

	Other Restructuring Costs
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$2.0	$1.7	$—	$3.7
Provisions	—	0.3	0.1	0.4
Amounts applied	(0.1)	(0.1)	(0.1)	(0.3)
Balance at March 31, 2018	$1.9	$1.9	$—	$3.8

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2017	Provisions	Amounts Applied	Change in Estimates	March 31, 2018

Technologies & Equipment	$13.3	$2.4	$(5.4)	$—	$10.3
Consumables	46.8	0.2	(4.0)	(0.2)	42.8
All Other	—	5.0	(2.2)	—	2.8
Total	$60.1	$7.6	$(11.6)	$(0.2)	$55.9

Other Costs

Other costs for the three months ended March 31, 2018 were $2.8 million.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt.

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2018 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$349.1	$279.5
Interest rate swaps	118.2	—
Total derivative instruments designated as cash flow hedges	$467.3	$279.5

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2018, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2018 and 2017:

	March 31, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$—	Interest expense	$(0.6)	$—
Foreign exchange forward contracts	(7.0)	Cost of products sold	(1.8)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.1)
Total in cash flow hedging	$(7.0)		$(2.4)	$(0.1)

	March 31, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(0.8)	$—
Foreign exchange forward contracts	(1.5)	Cost of products sold	0.5	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total for cash flow hedging	$(1.7)		$(0.3)	$(0.3)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At March 31, 2018, the Company expects to reclassify $11.3 million of deferred net losses on cash flow hedges recorded in AOCI on the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

On January 2, 2018, the Company entered into a 245.6 million euro cross currency basis swap maturing in August 2021, that was designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.7%, which will result in a net reduction of interest expense through maturity in 2021.

The following table summarizes the notional amount of hedges of net investments by derivative instrument at March 31, 2018 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$632.0	$315.1
Cross currency basis swaps	302.6	—
Total for instruments not designated as hedges	$934.6	$315.1

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended March 31, 2018 and 2017:

	March 31, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(6.4)	Interest expense	$1.7
		Other expense (income), net	(6.6)
Foreign exchange forward contracts	(11.5)	Other expense (income), net	1.5
Total for net investment hedging	$(17.9)		$(3.4)

	March 31, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(1.9)	Other expense (income), net	$0.5
Total for net investment hedging	$(1.9)		$0.5

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2018 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$364.4	$364.4
Total for instruments not designated as hedges	$364.4	$364.4

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three months ended March 31, 2018 and 2017:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2018	2017

Foreign exchange forward contracts (a)	Other expense (income), net	$0.7	$(2.8)
Total for instruments not designated as hedges		$0.7	$(2.8)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$0.9	$0.2	$19.6	$7.8
Interest rate swaps	—	—	0.3	0.1
Cross currency basis swaps	—	—	—	12.9
Total	$0.9	$0.2	$19.9	$20.8

Not Designated as Hedges

Foreign exchange forward contracts	$1.6	$—	$5.2	$—
Total	$1.6	$—	$5.2	$—

	December 31, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1.4	$—	$13.4	$4.5
Interest rate swaps	—	—	0.3	0.1
Total	$1.4	$—	$13.7	$4.6

Not Designated as Hedges

Foreign exchange forward contracts	$3.4	$—	$3.7	$—
Total	$3.4	$—	$3.7	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2018:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$2.7	$—	$2.7	$(2.6)	$—	$0.1
Total Assets	$2.7	$—	$2.7	$(2.6)	$—	$0.1

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$32.6	$—	$32.6	$(1.5)	$—	$31.1
Interest rate swaps	0.4	—	0.4	(0.1)	—	0.3
Cross currency basis swaps	12.9	—	12.9	(1.0)	—	11.9
Total Liabilities	$45.9	$—	$45.9	$(2.6)	$—	$43.3

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2017:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$(3.9)	$—	$0.9
Total Assets	$4.8	$—	$4.8	$(3.9)	$—	$0.9

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$21.6	$—	$21.6	$(3.8)	$—	$17.8
Interest rate swaps	0.4	—	0.4	(0.1)	—	0.3
Total Liabilities	$22.0	$—	$22.0	$(3.9)	$—	$18.1

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, was $1,661.0 million and $1,654.6 million, respectively at March 31, 2018.  At December 31, 2017, the Company estimated the fair value and carrying value, including the current portion, was $1,629.9 million and $1,620.8 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$2.7	$—	$2.7	$—
Total assets	$2.7	$—	$2.7	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Cross currency basis swaps	12.9	—	12.9	—
Foreign exchange forward contracts	32.6	—	32.6	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$55.0	$—	$45.9	$9.1

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$—
Available-for-sale security	54.4	—	54.4	—
Total assets	$59.2	$—	$59.2	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	21.6	—	21.6	—
Contingent considerations on acquisitions	8.6	—	—	8.6
Total liabilities	$30.6	$—	$22.0	$8.6

There have been no transfers between levels during the three months ended March 31, 2018 and 2017.

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates and credit risks. The Company utilizes interest rate swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs forward exchange contracts that are considered hedges of net investment in foreign operations. Designated derivative instruments are further discussed in Note 10, Financial Instruments and Derivatives.

The Company’s Level 3 liabilities at March 31, 2018 and December 31, 2017 are related to earn-out obligations on prior acquisitions. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance at December 31, 2017	$8.6
Fair value adjustment:
Reported in Other expense (income), net	0.2
Effect of exchange rate changes	0.3
Balance at March 31, 2018	$9.1

For the three months ended March 31, 2018, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the quarter ended March 31, 2018, the Company recorded the following discrete tax items, $2.2 million of excess tax benefit related to employee share-based compensation, tax expense of $1.2 million related to valuation allowances, $0.2 million of tax expense related to enacted statutory rate changes, $7.2 million of tax expense for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded $1.1 million of tax expense as a discrete item related to the gain on sale of marketable securities.

During the first quarter of 2017, the Company recorded $6.3 million of excess tax benefit related to employee share-based compensation, $12.2 million of tax expense related to enacted statutory rate changes and $1.4 million of tax benefit for other discrete tax matters.

U.S. Federal Legislative Changes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of SAB 118 and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. During the three months ended March 31, 2018, a tax benefit of $3.4 million related to provisional estimates was recorded. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At March 31, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

For the three months ended March 31, 2018, for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, an estimate was recorded based on current guidance as a period expense, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In subsequent periods, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued by the U.S. Department of the Treasury. The effects of the Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the Act that a provisional estimate could not be made, and such changes could be material.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2017	$3,660.6	$878.6	$4,539.2
Acquisition related additions	—	3.7	3.7
Measurement period adjustments on prior acquisitions	—	0.5	0.5
Effects of exchange rate changes	23.5	6.3	29.8
Balance at March 31, 2018	$3,684.1	$889.1	$4,573.2

The following table provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,335.0	$(1,650.9)	$3,684.1	$5,311.5	$(1,650.9)	$3,660.6

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,420.3	$(338.9)	$1,081.4	$1,385.5	$(305.0)	$1,080.5
Trademarks	76.4	(47.9)	28.5	76.4	(46.5)	29.9
Licensing agreements	34.5	(25.2)	9.3	31.2	(24.8)	6.4
Customer relationships	1,127.1	(295.6)	831.5	1,109.1	(272.0)	837.1
Total definite-lived	$2,658.3	$(707.6)	$1,950.7	$2,602.2	$(648.3)	$1,953.9

Indefinite-lived tradenames and trademarks	$860.7	$—	$860.7	$846.8	$—	$846.8

Total identifiable intangible assets	$3,519.0	$(707.6)	$2,811.4	$3,449.0	$(648.3)	$2,800.7

At December 31, 2017 the Company identified impairment triggering events related to CAD/CAM, Imaging and Treatment Center equipment reporting units, all within the Technologies & Equipment segment. As a result, the Company tested these reporting units for impairment and recorded an impairment charge. The Company, as a result of the triggering event, tested the indefinite-lived intangible assets related to these reporting units. The Company identified that certain tradenames and trademarks related to these reporting units, all within the Technologies & Equipment segment, were impaired and recorded an impairment charge. Fair value of these reporting units approximates book value of these reporting units. At March 31, 2018, the Company noted no impairment triggering events related to these reporting units.

Unfavorable developments in the market for the dental equipment industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of the indefinite-lived assets and goodwill within the Company’s reporting units may not be recoverable.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

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

On May 5, 2015, Roth Licensing, LLC (“Roth Licensing”) filed a demand for arbitration alleging that GAC International, LLC, a subsidiary of the Company (“GAC”), infringes a registered trademark of Roth Licensing pursuant to the Lanham Act, California Civil Code Section 3344.1, and certain other common law causes of action.  On August 9, 2017, the arbitrator issued an interim decision on liability finding that GAC had willfully infringed the registered trademark of Roth Licensing.  On November 8, 2017, the arbitrator served his Final Award on damages awarding Roth Licensing approximately $16.0 million for damages, attorneys’ fees and costs as well as injunctive relief regarding the ROTH mark and any reproduction, counterfeit, copy, or colorable imitation of the ROTH mark and Dr. Roth’s image.  The Company believes that the arbitrator failed to follow the applicable arbitration procedures, and it has filed a Motion to Vacate Arbitration Award with the Eastern District of New York.

On January 19, 2018, Futuredontics, Inc., a wholly-owned subsidiary of the Company, received service of a purported class action lawsuit filed in the Superior Court of the State of California, for the County of Los Angeles, brought by a former employee, Henry Olivares, on behalf of other similarly situated individuals. The plaintiff alleges several wage and hour violations under California Business and Professions Code Section 17200, including, but not limited to, failure to provide rest and meal break periods and the failure to pay overtime. The Company has filed its answer to the complaint and it intends to vigorously defend against this matter.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U. S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” of the Company's Form 10-K for the year ended December 31, 2017.

OVERVIEW

Highlights

•
For the three months ended March 31, 2018, the Company reported a sales increase of 6.2% compared to the three months ended March 31. 2017. Net sales, excluding precious metal content, increased 6.3% for the three months ended March 31, 2018 compared to the same period in 2017. On a constant currency basis sales decreased 1.1% compared to the same year ago period.

•
On a geographic basis, the Company generated constant currency sales growth of 5.3% in the Rest of World region and 0.6% in Europe while the United States generated a decline of 7.4% for the three month period ended March 31, 2018.

•
For the three months ended March 31, 2018, the Company generated earnings per diluted share of $0.35 compared to earnings per diluted share of $0.26 for the three months ended March 31, 2017. This largely reflects the impact of a gain on the sale of marketable securities partially offset by higher operating expenses. On an adjusted basis (a non-US GAAP measure as reconciled under Net income attributable to Dentsply Sirona below) for the three months ended March 31, 2018 earnings per diluted share was $0.45 as compared to $0.49 earnings per diluted share for the three months ended March 31, 2017.

•
On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $90.0 million, with additional payments totaling $60.0 million, subject to meeting earn-out provisions. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas.

Company Profile

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with over a century of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s global headquarters is located in York, Pennsylvania. The Company’s shares are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two business segments:

The Technologies & Equipment segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology, Equipment Products and Healthcare Consumable Products. These products include dental implants, laboratory dental products, CAD/CAM systems, imaging systems, treatment centers as well as consumable medical device products.

The Consumables segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which includes preventive, restorative, instruments and endodontic and orthodontic dental products.

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

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. While the current period results continue to reflect the unfavorable impact of integration related inefficiencies, the Company believes that the future benefits from these global efficiency and integration initiatives will improve the cost structure and help mitigate the impacts of rising costs such as energy, employee benefits and regulatory oversight and compliance. In 2017, the Company targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time. The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the cost reduction will be achieved.

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

The Company continues to be impacted by the transition in distribution strategy with Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”). During 2017, the Company signed new distribution agreements with Patterson and Henry Schein for the Company’s equipment products. The Company shipped initial stocking orders for the equipment products to Henry Schein under the agreements primarily in the second and third quarters of 2017 which will result in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements favorably impacted the Company’s reported sales growth in the first three months of 2018 by approximately $4 million. Based on the Company’s estimate, distributor inventories decreased during the first three months of 2017 by approximately $12 million as compared to a decrease of approximately $8 million during the first three months of 2018. At this time, the Company estimates that net changes in distributor inventories will decrease the Company’s sales by approximately $35 million to $40 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $65 million to $75 million.

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

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2018 COMPARED TO QUARTER ENDED MARCH 31, 2017

Net Sales

The discussion below summarizes the Company’s sales growth which excludes precious metal content, into the following components: (1) constant currency sales growth, which includes internal sales growth and net acquisition sales growth, and (2) foreign currency impacts. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

Net sales	$956.1	$900.5	$55.6	6.2%
Less: precious metal content of sales	10.3	11.1	(0.8)	(7.2%)
Net sales, excluding precious metal content	$945.8	$889.4	$56.4	6.3%

Net sales, excluding precious metal content, for the three months ended March 31, 2018 were $945.8 million, an increase of $56.4 million from the three months ended March 31, 2017. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $4 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $8 million during the three months ended March 31, 2018, compared to an decrease of approximately $12 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will decrease the Company’s sales by approximately $35 million to $40 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $65 million to $75 million.

For the three months ended March 31, 2018, net sales, excluding precious metal content, decreased 1.1% on a constant currency basis. This includes a benefit of 0.3% from acquisitions, which results in negative internal sales growth of 1.4%. Net sales, excluding precious metal content, were positively impacted by approximately 7.3% due to the weakening of the U.S. dollar over the prior year period. The decline in internal sales growth was attributable to both the Technologies & Equipment and Consumables segments.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

United States	$290.5	$312.1	$(21.6)	(6.9%)

Europe	417.4	364.1	53.3	14.6%

Rest of World	237.9	213.2	24.7	11.6%

A reconciliation of reported net sales to net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	March 31, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$291.8	$425.5	$238.8	$956.1
Less: precious metal content of sales	1.3	8.1	0.9	10.3
Non-US GAAP net sales, excluding precious metal content	$290.5	$417.4	$237.9	$945.8

	Three Months Ended
	March 31, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$313.5	$372.7	$214.3	$900.5
Less: precious metal content of sales	1.4	8.6	1.1	11.1
Net sales, excluding precious metal content	312.1	364.1	213.2	889.4
Merger related adjustments (a)	1.5	—	—	1.5
Non-US GAAP net sales, excluding precious metal content	$313.6	$364.1	$213.2	$890.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 non-U.S. GAAP results comparable.

United States

Net sales decreased by 6.9% in the quarter ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, decreased by 6.9% in the first quarter of 2018 as compared to the first quarter of 2017.

For the three month period ended March 31, 2018, net sales, excluding precious metal content, decreased 7.4% on a constant currency basis. This includes a benefit of 0.2% from acquisitions, which results in negative internal sales growth of 7.6%. The decline in internal sales growth was attributable to both the Technologies & Equipment and Consumables segments.

Based on the Company’s estimate, there was no impact on reported sales growth for the three months ended March 31, 2018 from net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at the two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $6 million during both the three months ended March 31, 2018 and March 31, 2017. At this time, the Company estimates that net changes in distributor inventories will decrease the Company’s sales by approximately $30 million to $35 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $60 million to $70 million.

Europe

Net sales increased by 14.2% in the quarter ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, increased by 14.6% in the first quarter of 2018 as compared to the first quarter of 2017, which was positively impacted by approximately 14.0% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended March 31, 2018, net sales, excluding precious metal content, increased 0.6% on a constant currency basis. This includes a benefit of 0.4% from acquisitions, which results in internal sales growth of 0.2%. Internal sales growth was driven by the Consumables segment partially offset by declines in the Technologies & Equipment segment.

Rest of World

Net sales increased by 11.4% in the quarter ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, increased 11.6% in the first quarter of 2018 as compared to the first quarter of 2017, which was positively impacted by approximately 6.3% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended March 31, 2018, sales, excluding precious metal content, increased 5.3% on a constant currency basis. This includes a benefit of 0.6% from acquisitions, which results in internal sales growth of 4.7%. Internal sales growth was driven by both segments.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

Gross profit	$514.1	$492.0	$22.1	4.5%

Gross profit as a percentage of net sales, including precious metal content	53.8%	54.6%
Gross profit as a percentage of net sales, excluding precious metal content	54.4%	55.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 90 basis points for the quarter ended March 31, 2018 as compared to the same three month period ended March 31, 2017.

For the three months ended March 31, 2018, the decrease in the gross profit rate was primarily driven by unfavorable product mix and foreign currency impacts of 190 basis points which was partially offset by 90 basis points primarily related to benefits from the Company’s global efficiency initiatives and favorable product pricing, as compared to the three months ended March 31, 2017.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$435.2	$404.7	$30.5	7.5%
Restructuring and other costs	10.2	3.1	7.1	NM

SG&A as a percentage of net sales, including precious metal content	45.5%	44.9%
SG&A as a percentage of net sales, excluding precious metal content	46.0%	45.5%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended March 31, 2018 increased 50 basis points compared to the quarter ended March 31, 2017. The higher rate was primarily driven by increased compensation costs, including employment agreement costs related to the resignation of senior management and professional service costs which unfavorably impacted the rate by approximately 120 basis points as compared to the year ended March 31, 2017. Partially offsetting these increases was a reduction in business combination related costs which favorably impacted the rate by 40 basis points and a favorable foreign currency impacts of 30 basis points.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $10.2 million for the three months ended March 31, 2018 compared to $3.1 million for the three months ended March 31, 2017. The Company recorded $7.4 million in restructuring costs and $2.8 million in other costs related to legal settlements during the three months ended March 31, 2018.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2018	2017	Change

Net interest expense	$8.0	$8.6	$(0.6)
Other expense (income), net	(34.1)	(1.0)	(33.1)
Net interest and other expense	$(26.1)	$7.6	$(33.7)

Net Interest Expense

Net interest expense for the three months ended March 31, 2018 decreased $0.6 million compared to the three months ended March 31, 2017.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2018 was income of $34.1 million, comprised primarily of a gain recorded on the sale of marketable securities. Other expense (income), net for the three months ended March 31, 2017 was expense of $1.0 million, comprised primarily of $0.5 million of income on net investment hedges and $0.5 million of foreign currency translation gains.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017	$ Change

Provision for income taxes	$13.7	$16.9	$(3.2)

Effective income tax rate	14.5%	22.1%

Net income attributable to Dentsply Sirona	$81.2	$59.8	$21.4

Net income per common share - diluted	$0.35	$0.26

Provision for Income Taxes

For the three months ended March 31, 2018, income taxes were a net expense of $13.7 million as compared to a net expense of $16.9 million in the quarter ended March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of SAB 118 and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. During the three months ended March 31, 2018, a tax benefit of $3.4 million related to provisional estimates was recorded. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At March 31, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

For the three months ended March 31, 2018, for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, an estimate was recorded based on current guidance as a period expense, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In subsequent periods, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued by the U.S. Department of the Treasury. The effects of the Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the Act that a provisional estimate could not be made, and such changes could be material.

During the first quarter of 2018, the Company recorded the following discrete tax items, $2.2 million of excess tax benefit related to employee share-based compensation, tax expense of $1.2 million related to valuation allowances, $0.2 million of tax expense related to enacted statutory rate changes, $7.2 million of tax expense for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded $1.1 million of tax expense as a discrete item related to the gain on sale of marketable securities. Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax, the Company’s effective tax rate was 18.9%.

For the three months ended March 31, 2017, the Company recorded $6.3 million of excess tax benefit related to employee share-based compensation, $12.2 million of tax expense related to enacted statutory rate changes and $1.4 million of tax benefit related to other discrete tax matters. Excluding these discrete tax items, adjusting pretax income to exclude the pretax gain related to the sale of marketable securities the Company’s effective tax rate was 16.2%.

The Company’s effective income tax rate for the first quarter of 2018 included the net impact of amortization of purchased intangible assets, restructuring program related costs and other costs, credit risk and fair value adjustments, business combination related costs, income tax related adjustments and the gain on sale of marketable securities, which impacted income before income taxes and the provision for income taxes by $35.7 million and $14.2 million, respectively.

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
(5) Gain on sale of marketable securities. This adjustment represents the gain on the sale of marketable securities held by the Company. The gain has been excluded from adjusted net income attributed to Dentsply Sirona to allow investors to evaluate and understand operating trends excluding this gain.
(6) Income tax related adjustments. These adjustments include both income tax expenses and income tax benefits that are representative of income tax adjustments mostly related to prior periods, as well as the final settlement of income tax audits, and discrete tax items resulting from the implementation of restructuring initiatives and the vesting and exercise of employee share-based compensation. These adjustments are irregular in timing and amount and may significantly impact the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
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

	Three Months Ended
	March 31, 2018
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$81.2	$0.35
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	50.0
Restructuring program related costs and other costs	15.9
Credit risk and fair value adjustments	10.7
Business combination related costs and fair value adjustments	3.2
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(22.9)
Subtotal non-US GAAP adjustments	12.8	0.06
Income tax related adjustments	8.7	0.04
Adjusted non-US GAAP net income	$102.7	$0.45

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Three Months Ended
	March 31, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$59.8	$0.26
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	45.3
Business combination related costs and fair value adjustments	10.8
Restructuring program related costs and other costs	5.4
Credit risk and fair value adjustments	2.5
Tax impact of the pre-tax non-US GAAP adjustments (a)	(12.8)
Subtotal non-US GAAP adjustments	51.2	0.22
Income tax related adjustments	2.7	0.01
Adjusted non-US GAAP net income	$113.7	$0.49

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

	Three Months Ended
	March 31, 2018
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income	$68.7	7.3%
Amortization of purchased intangible assets	50.0	5.3%
Restructuring program related costs and other costs	15.9	1.6%
Business combination related costs and fair value adjustments	3.0	0.3%
Adjusted non-US GAAP Operating Income	$137.6	14.5%

	Three Months Ended
	March 31, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income	$84.2	9.5%
Amortization of purchased intangible assets	45.3	5.1%
Business combination related costs and fair value adjustments	10.6	1.2%
Restructuring program related costs and other costs	5.2	0.5%
Credit risk and fair value adjustments	2.6	0.3%
Adjusted non-US GAAP Operating Income	$147.9	16.6%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$498.0	$467.9	$30.1	6.4%

Consumables	447.8	421.5	26.3	6.2%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$74.8	$54.0	$20.8	38.5%

Consumables	107.1	116.0	(8.9)	(7.7%)

A reconciliation of reported net sales to net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	March 31, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$508.3	$447.8	$956.1
Less: precious metal content of sales	10.3	—	10.3
Non-US GAAP net sales, excluding precious metal content	$498.0	$447.8	$945.8

	Three Months Ended
	March 31, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$479.0	$421.5	$900.5
Less: precious metal content of sales	11.1	—	11.1
Net sales, excluding precious metal content	467.9	421.5	889.4
Merger related adjustments (a)	1.5	—	1.5
Non-US GAAP net sales, excluding precious metal content	$469.4	$421.5	$890.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2017 non-U.S. GAAP results comparable.

Technologies & Equipment

Net sales increased by 6.1% in the quarter ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, increased by 6.4% in the first quarter of 2018 as compared to the first quarter of 2017. Net sales, excluding precious metal content, were positively impacted by approximately 7.8% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was favorably impacted, based on the Company’s estimate, by approximately $4 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $8 million during the three months ended March 31, 2018, compared to an decrease of approximately $12 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will decrease the Company’s sales by approximately $35 million to $40 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $70 million to $75 million.

For the three months ended March 31, 2018, net sales, excluding precious metal content, decreased 1.7% on a constant currency basis compared to the three months ended March 31, 2017. This includes a decrease of approximately 0.1% related to the disposal of a non-strategic business, which results in negative internal sales growth of 1.6%. The decline in internal sales growth was driven by the U.S., mostly offset by internal sales growth in Rest of World region.

The operating income increased $20.8 million or 38.5% for the three months ended March 31, 2018 as compared to the same three month period in 2017. This increase is primarily driven by favorable foreign currency and positive product pricing, which was partially offset by unfavorable product mix. Based on the the Company’s assessment, operating income was favorably impacted by the change in net equipment inventory as discussed above.

Consumables

Net sales increased by 6.2% in the quarter ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, increased 6.2% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 6.6% due to the weakening of the U.S. dollar over the same prior year period.

For the three month period ended March 31, 2018, net sales, excluding precious metal content, decreased 0.4% on a constant currency basis. This includes a benefit of 0.9% from acquisitions, which results in negative internal sales growth of 1.3%. The negative internal sales growth was primarily driven by the U.S., mostly offset by Rest of World region.

The operating income decreased $8.9 million or 7.7% for the three months ended March 31, 2018 as compared to the same three month period in 2017. This decrease was primarily driven by unfavorable product mix and higher operating costs, partially offset by favorable impact of foreign currency and positive product pricing.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At December 31, 2017 the Company identified impairment triggering events related to CAD/CAM, Imaging and Treatment Center Equipment reporting units all within the Technologies & Equipment segment. As a result, the Company tested these reporting units for impairment and recorded an impairment charge. Fair value of these reporting units approximates book value of these reporting units. At March 31, 2018, the Company noted no impairment triggering events related to these reporting units. Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At December 31, 2017 the Company, as a result of the triggering event, tested the indefinite-lived intangible assets related to CAD/CAM, Imaging and Treatment Center equipment reporting units. The Company identified that certain tradenames and trademarks related to these reporting units, all within the Technologies & Equipment segment, were impaired and recorded an impairment charge. At March 31, 2018, the Company noted no impairment triggering events related to these reporting units.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

Income Taxes

The Company has accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2018

Net income increased $21.4 million compared to the March 31, 2017 period, primarily due to a gain on the sale of marketable securities partially offset by higher SG&A expenses. Cash flow from operating activities during the three months ended March 31, 2018 was $55.1 million compared to $82.5 million during the three months ended March 31, 2017. Cash from operations decreased $27.4 million for the first three months of 2018 as compared to the same period in 2017 and was primarily due to payments of accrued liabilities and higher inventory levels partially offset by lower accounts receivable. The Company’s cash and cash equivalents decreased by $3.5 million to $317.1 million during the three months ended March 31, 2018.

For the three months ended March 31, 2018, the number of days of sales outstanding in accounts receivable decreased by 13 days to 48 days as compared to 61 days at December 31, 2017. On a constant currency basis, the number of days of sales in inventory increased by 9 days to 140 days at March 31, 2018 as compared to 131 days at December 31, 2017.

Cash used in investing activities during the first three months of 2018 included capital expenditures of $35.8 million as well as capital deployment of $10.0 million related to an acquisition and the purchase of intellectual property. The Company expects capital expenditures to be in the range of approximately $130 million to $140 million for the full year 2018.

Cash used in financing activities for the three months ended March 31, 2018 was primarily related to dividend payments and payment of short term borrowings, partially offset by proceeds from stock option exercises.

At March 31, 2018, the Company had authorization to maintain up to $500.0 million of shares of treasury stock under its stock repurchase program. On February 14, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $500 million of shares of common stock. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. There were no purchases under this program during the first three months of 2018. As of March 31, 2018, the Company held 37.1 million shares of treasury stock. The Company received proceeds of $8.3 million as a result of the exercise of 0.2 million of stock options during the three months ended March 31, 2018.

The Company's total borrowings increased by a net $26.4 million during the three months ended March 31, 2018, which includes an increase of $35.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2018, the Company's ratio of total net debt to total capitalization was 16.8% compared to 16.6% at December 31, 2017. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. The fifth annual installment in the amount of $8.8 million will be due in August 2018 and has been classified as current on the Consolidated Balance Sheets.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2018, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2018, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility.

The Company also has access to $50.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2018, the Company had $13.5 million outstanding under these short-term lines of credit. At March 31, 2018, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $536.6 million.

At March 31, 2018, the Company held $42.4 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. At March 31, 2018 the Company had not repatriated any of these funds to the U.S. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2017.

The Company continues to review its debt portfolio and may refinance additional debt in the near-term as interest rates remain at historically low levels.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting standards and pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 14, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $500.0 million of shares of common stock. On April 25, 2018, the Board of Directors of the Company approved a further increase in the share repurchase authorization to a total of $1.0 billion. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

During the quarter ended March 31, 2018, the Company had no repurchases of common shares under the stock repurchase program.

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

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	May 7, 2018
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Nicholas W. Alexos	May 7, 2018
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer