Form 10-Q
period 2018-06-30
DENTSPLY SIRONA Inc.
filed 2018-08-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 26, 2018, DENTSPLY SIRONA Inc. had 222,344,874 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$1,042.1	$992.7	$1,998.2	$1,893.2
Cost of products sold	489.3	448.5	931.3	857.0

Gross profit	552.8	544.2	1,066.9	1,036.2
Selling, general and administrative expenses	432.2	417.6	867.4	822.3
Goodwill impairment	1,085.8	1,092.9	1,085.8	1,092.9
Restructuring and other costs	188.9	81.7	199.1	84.8

Operating loss	(1,154.1)	(1,048.0)	(1,085.4)	(963.8)

Other income and expenses:
Interest expense	9.6	9.6	18.2	18.9
Interest income	(0.4)	(0.6)	(1.0)	(1.3)
Other expense (income), net	(1.0)	7.8	(35.1)	6.8

Loss before income taxes	(1,162.3)	(1,064.8)	(1,067.5)	(988.2)
Provision (benefit) for income taxes	(41.3)	(14.5)	(27.6)	2.4

Net loss	(1,121.0)	(1,050.3)	(1,039.9)	(990.6)

Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.3)	0.9	(0.4)

Net loss attributable to Dentsply Sirona	$(1,122.0)	$(1,050.0)	$(1,040.8)	$(990.2)

Net loss per common share attributable to Dentsply Sirona:
Basic	$(4.98)	$(4.58)	$(4.60)	$(4.31)
Diluted	$(4.98)	$(4.58)	$(4.60)	$(4.31)

Weighted average common shares outstanding:
Basic	225.2	229.4	226.2	229.7
Diluted	225.2	229.4	226.2	229.7

Dividends declared per common share:	$0.0875	$0.0875	$0.1750	$0.1750

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(1,121.0)	$(1,050.3)	$(1,039.9)	$(990.6)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(192.6)	222.0	(126.9)	271.7
Net gain (loss) on derivative financial instruments	29.6	(2.5)	17.6	(5.8)
Net realized holding gain on available for sale securities	—	—	(44.3)	—
Pension liability gain	3.0	1.1	4.2	2.3
Total other comprehensive (loss) income, net of tax	(160.0)	220.6	(149.4)	268.2

Total comprehensive loss	(1,281.0)	(829.7)	(1,189.3)	(722.4)

Less: Comprehensive income attributable
to noncontrolling interests	0.8	0.3	1.3	0.1

Comprehensive loss attributable to Dentsply Sirona	$(1,281.8)	$(830.0)	$(1,190.6)	$(722.5)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$239.3	$320.6
Accounts and notes receivables-trade, net	710.3	746.2
Inventories, net	666.3	623.1
Prepaid expenses and other current assets, net	276.5	312.6

Total Current Assets	1,892.4	2,002.5

Property, plant and equipment, net	857.6	876.0
Identifiable intangible assets, net	2,546.8	2,800.7
Goodwill, net	3,457.8	4,539.2
Other noncurrent assets, net	67.4	156.1

Total Assets	$8,822.0	$10,374.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$292.4	$284.4
Accrued liabilities	575.3	585.8
Income taxes payable	31.9	54.2
Notes payable and current portion of long-term debt	218.1	30.1

Total Current Liabilities	1,117.7	954.5

Long-term debt	1,586.6	1,611.6
Deferred income taxes	538.0	718.0
Other noncurrent liabilities	439.6	462.5

Total Liabilities	3,681.9	3,746.6

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at June 30, 2018 and December 31, 2017, respectively
222.2 million and 226.8 million shares outstanding at June 30, 2018 and December 31, 2017, respectively
Capital in excess of par value	6,526.2	6,543.9
Retained earnings	1,216.2	2,316.2
Accumulated other comprehensive loss	(440.8)	(291.0)
Treasury stock, at cost, 42.3 million and 37.7 million shares at June 30, 2018 and December 31, 2017, respectively	(2,177.0)	(1,955.4)
Total Dentsply Sirona Equity	5,127.2	6,616.3

Noncontrolling interests	12.9	11.6

Total Equity	5,140.1	6,627.9

Total Liabilities and Equity	$8,822.0	$10,374.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9

Net loss	—	—	(990.2)	—	—	(990.2)	(0.4)	(990.6)

Other comprehensive income	—	—	—	267.7	—	267.7	0.5	268.2

Exercise of stock options	—	6.3	—	—	39.1	45.4	—	45.4
Stock based compensation expense	—	21.9	—	—	—	21.9	—	21.9
Reclassification on adoption of ASU No. 2016-09	—	1.0	(1.5)	—	—	(0.5)	—	(0.5)
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(150.3)	(150.3)	—	(150.3)
RSU distributions	—	(22.1)	—	—	10.1	(12.0)	—	(12.0)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends	—	—	(40.4)	—	—	(40.4)	—	(40.4)
Balance at June 30, 2017	$2.6	$6,527.4	$2,915.6	$(438.0)	$(1,745.1)	$7,262.5	$11.7	$7,274.2

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9

Net (loss) income	—	—	(1,040.8)	—	—	(1,040.8)	0.9	(1,039.9)

Other comprehensive (loss) income	—	—	—	(149.8)	—	(149.8)	0.4	(149.4)

Exercise of stock options	—	(6.4)	—	—	17.6	11.2	—	11.2
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	8.1	—	—	8.1	—	8.1
Stock based compensation expense	—	9.8	—	—	—	9.8	—	9.8
Treasury shares purchased	—	—	—	—	(250.2)	(250.2)	—	(250.2)
RSU distributions	—	(21.4)	—	—	11.0	(10.4)	—	(10.4)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends	—	—	(58.3)	—	—	(58.3)	—	(58.3)
Balance at June 30, 2018	$2.6	$6,526.2	$1,216.2	$(440.8)	$(2,177.0)	$5,127.2	$12.9	$5,140.1

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,039.9)	$(990.6)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68.8	62.1
Amortization of intangible assets	100.1	91.8
Amortization of deferred financing costs	1.3	1.3
Goodwill impairment	1,085.8	1,092.9
Indefinite-lived intangible asset impairment	179.2	79.8
Deferred income taxes	(70.8)	(34.2)
Stock based compensation expense	9.8	21.9
Restructuring and other costs - non-cash	9.1	1.0
Other non-cash (income) expense	(2.9)	5.5
Loss on disposal of property, plant and equipment	0.6	0.4
Gain on sale of equity security	(44.1)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	23.0	1.9
Inventories, net	(69.3)	(49.6)
Prepaid expenses and other current assets, net	(25.7)	(59.3)
Other noncurrent assets, net	(7.7)	1.2
Accounts payable	(6.5)	9.5
Accrued liabilities	(4.6)	(19.2)
Income taxes	(28.5)	(15.4)
Other noncurrent liabilities	(5.7)	7.7

Net cash provided by operating activities	172.0	208.7

Cash flows from investing activities:

Capital expenditures	(81.2)	(64.8)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(130.5)	(125.2)
Cash received on derivatives contracts	1.9	5.3
Cash paid on derivatives contracts	(2.4)	—
Expenditures for identifiable intangible assets	(5.3)	(5.9)
Purchase of short-term investments	—	(2.3)
Purchase of Company-owned life insurance policies	—	(0.9)
Proceeds from sale of equity security	54.1	—
Proceeds from sale of property, plant and equipment, net	3.9	1.9

Net cash used in investing activities	(159.5)	(191.9)

Cash flows from financing activities:

Increase in short-term borrowings	187.3	1.4
Cash paid for treasury stock	(250.2)	(151.5)
Cash dividends paid	(39.7)	(38.1)
Proceeds from long-term borrowings	0.3	2.9
Repayments on long-term borrowings	(0.4)	(6.6)
Proceeds from exercised stock options	13.9	45.4

Net cash used in financing activities	(88.8)	(146.5)

Effect of exchange rate changes on cash and cash equivalents	(5.0)	14.2

Net decrease in cash and cash equivalents	(81.3)	(115.5)

Cash and cash equivalents at beginning of period	320.6	383.9

Cash and cash equivalents at end of period	$239.3	$268.4

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

Depending on the terms of the arrangement, the Company will defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied (e.g., extended maintenance/service contracts, software and licenses, customer loyalty points and coupon programs). The Company uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations’ database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the unsatisfied performance obligation, which is deferred until satisfied. At June 30, 2018, the Company had $26.2 million of deferred revenue recorded in Accrued liabilities on the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months.

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $23.4 million at June 30, 2018 and $22.4 million at December 31, 2017.

Marketable Securities

During the three months ended March 31, 2018, the Company sold its direct investment in the DIO Corporation (“DIO”) for $54.1 million, resulting in a gain of $44.1 million. At December 31, 2017, the Company had recorded an unrealized gain of $45.0 million in accumulated other comprehensive loss. This gain was transferred out of Accumulated other comprehensive loss (“AOCI”), and recorded in Other expense (income), net on the Consolidated Statements of Operations. The fair value of the direct investment at December 31, 2017 was $54.4 million.

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
The new revenue standard also provided additional guidance that resulted in reclassifications to or from Net sales, Cost of products sold, Selling, general and administrative expenses, and the resultant change in Provision (benefit) for income taxes.

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

The impact of adopting the new revenue recognition standard on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets is as follows:

(in millions)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Consolidated Statements of Operations Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Net sales	$1,042.1	$1,044.8	$(2.7)	$1,998.2	$1,998.8	$(0.6)
Cost of products sold	489.3	491.4	(2.1)	931.3	930.3	1.0
Selling, general and administrative expenses	432.2	432.3	(0.1)	867.4	868.1	(0.7)
Provision (benefit) for income taxes	(41.3)	(41.2)	(0.1)	(27.6)	(27.4)	(0.2)
Net loss attributable to Dentsply Sirona	(1,122.0)	(1,121.6)	(0.4)	(1,040.8)	(1,040.1)	(0.7)

(in millions)	Balance at June 30, 2018
Consolidated Balance Sheets Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Assets

Accounts and notes receivables-trade, net	$710.3	$710.2	$0.1
Inventories, net	666.3	666.6	(0.3)
Prepaid expenses and other current assets, net	276.5	273.4	3.1

Liabilities and Equity

Accrued liabilities	575.3	563.4	11.9
Income taxes payable	31.9	34.2	(2.3)
Retained earnings	1,216.2	1,222.9	(6.7)

Effective January 1, 2018, the Company adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This accounting standard seeks to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Previously, US GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to a third party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in US GAAP. ASU No. 2016-16 eliminates this exception. The Company adopted this accounting standard using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. Upon adoption, the Company made the following reclassification:

(in millions)
Consolidated Balance Sheets Item	December 31, 2017 As Reported Balance	Adoption of ASU 2016-16 Increase/(Decrease)	January 1, 2018 Revised Balance

Assets

Prepaid expenses and other current assets, net	$312.6	$(5.6)	$307.0
Other noncurrent assets, net	156.1	(73.1)	83.0

Liabilities and Equity

Deferred income taxes	718.0	(76.0)	642.0
Retained earnings	2,316.2	(2.7)	2,313.5
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This newly issued accounting standard is primarily intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this update require an employer to report the service cost component of net periodic benefit cost in operating income, while the interest cost, amortization, return on assets and any settlement or curtailment expense will be reported below operating income. More specifically, the service cost will be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employee during the period. The amendments in this update are required for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively for the presentation of the components of net periodic benefit cost and net periodic postretirement benefit cost in the income statement. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted this accounting standard on January 1, 2018, and applied the practical expedient upon adoption. The impact of adopting this standard, by financial statement line item, is reflected below:

(in millions)
Consolidated Statements of Operations Item	Three Months Ended June 30, 2017 As Reported	Adoption of 2017-07 Increase/(Decrease)	Three Months Ended June 30, 2017 Revised

Cost of products sold	$448.5	$(0.3)	$448.2
Gross profit	544.2	0.3	544.5
Selling, general and administrative expense	417.6	(1.9)	415.7
Operating loss	(1,048.0)	2.2	(1,045.8)
Other expense (income), net	7.8	2.2	10.0

(in millions)
Consolidated Statements of Operations Item	Six Months Ended June 30, 2017 As Reported	Adoption of 2017-07 Increase/(Decrease)	Six Months Ended June 30, 2017 Revised

Cost of products sold	$857.0	$(0.8)	$856.2
Gross profit	1,036.2	0.8	1,037.0
Selling, general and administrative expense	822.3	(3.6)	818.7
Operating loss	(963.8)	4.4	(959.4)
Other expense (income), net	6.8	4.4	11.2

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This newly issued accounting standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax rate changes due to the Tax Cuts and Jobs Act. The amendments in this update are required for annual and interim periods beginning after December 15, 2018. This standard also requires the Company to disclose its accounting policy for releasing income tax effects from accumulated other comprehensive income. In general, the Company applies the individual item approach. As permitted by the accounting standard, the Company early adopted this accounting standard on January 1, 2018. As a result of the adoption, the Company elected to reclassify the income tax effects from AOCI to Retained earnings and reclassified $8.1 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “Topic 842”). This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018, using the modified retrospective approach. Topic 842 provides for an additional optional transition method that allows application of the new standard beginning January 1, 2019 with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Periods prior to adoption would continue to conform to current US GAAP (Topic 840, Leases) and periods after adoptions would conform to Topic 842. The Company anticipates adopting Topic 842 using the optional transition method and is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
(in millions)	2018	2017	2018	2017

Stock option expense	$2.7	$2.5	$3.4	$5.2
RSU expense	(2.6)	8.0	5.9	15.7
Total stock based compensation expense	$0.1	$10.5	$9.3	$20.9

Related deferred income tax benefit	$—	$2.5	$1.6	$5.8

For the three and six months ended June 30, 2018, stock compensation expense of $0.1 million and $9.3 million, respectively, was recorded on the Consolidated Statements of Operations. For the three months ended June 30, 2018 the Company lowered the likely payout level on certain performance-based grants. For the three and six months ended June 30, 2018, $1.2 million and $8.3 million, respectively, was recorded in Selling, general, and administrative expense, and $0.1 million and $0.4 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $1.2 million and expense of $0.5 million, respectively, in Restructuring and other costs on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2017, stock compensation expense of $10.5 million and $20.9 million, respectively, was recorded on the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, $10.3 million and $20.4 million, respectively, was recorded in Selling, general, and administrative expense, and $0.2 million and $0.5 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(in millions)	2018	2017	2018	2017

Foreign currency translation gains	$—	$248.2	$—	$304.8
Foreign currency translation losses	(223.4)	—	(139.4)	—
Foreign currency translation gain on hedges of net investments	31.0	—	12.1	—
Foreign currency translation loss on hedges of net investments	—	(24.2)	—	(33.6)

These amounts are recorded in AOCI, net of any related tax adjustments. At June 30, 2018 and December 31, 2017, the cumulative tax adjustments were $168.5 million and $203.8 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $117.3 million and gains $22.1 million at June 30, 2018 and December 31, 2017, respectively, and cumulative losses on loans designated as hedges of net investments of $114.5 million and $126.6 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2018 and 2017 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive (loss) income before reclassifications and tax impact	(106.6)	(4.2)	29.4	—	2.4	(79.0)
Tax (expense) benefit	(20.7)	0.5	(14.5)		(0.6)	(35.3)
Other comprehensive (loss) income, net of tax, before reclassifications	(127.3)	(3.7)	14.9	—	1.8	(114.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	6.4	—	(44.3)	2.4	(35.5)
Net (decrease) increase in other comprehensive income	(127.3)	2.7	14.9	(44.3)	4.2	(149.8)
Balance, net of tax, at June 30, 2018	$(231.8)	$(9.9)	$(112.7)	$—	$(86.4)	$(440.8)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	245.8	(2.7)	(4.2)	—	238.9
Tax benefit	25.4	0.2	0.8	—	26.4
Other comprehensive income (loss), net of tax, before reclassifications	271.2	(2.5)	(3.4)	—	265.3
Amounts reclassified from accumulated other comprehensive income, net of tax	—	0.1	—	2.3	2.4
Net increase (decrease) in other comprehensive income	271.2	(2.4)	(3.4)	2.3	267.7
Balance, net of tax, at June 30, 2017	$(219.3)	$(5.6)	$(120.2)	$(92.9)	$(438.0)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 were as follows:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item on the Consolidated Statements of Operations
	Three Months Ended
	2018	2017

(Loss) gain on derivative financial instruments:
Interest rate swaps	$(0.5)	$(0.4)	Interest expense
Foreign exchange forward contracts	(4.3)	0.5	Cost of products sold
Net (loss) gain before tax	(4.8)	0.1
Tax impact	0.7	—	Provision (benefit) for income taxes
Net (loss) gain after tax	$(4.1)	$0.1

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$—	$0.1	(a)
Amortization of net actuarial losses	(1.7)	(1.7)	(a)
Net loss before tax	(1.7)	(1.6)
Tax impact	0.5	0.5	Provision (benefit) for income taxes
Net loss after tax	$(1.2)	$(1.1)

Total reclassifications for the period	$(5.3)	$(1.0)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended June 30, 2018 and 2017 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item on the Consolidated Statements of Operations
	Six Months Ended
	2018	2017

Loss on derivative financial instruments:
Interest rate swaps	$(1.1)	$(1.1)	Interest expense
Foreign exchange forward contracts	(6.1)	1.0	Cost of products sold
Net loss before tax	(7.2)	(0.1)
Tax impact	0.8	—	Provision (benefit) for income taxes
Net loss after tax	$(6.4)	$(0.1)

Net realized holding gain on available-for-sale securities:
Available-for-sale securities	$45.0	$—	Other expense (income), net
Tax impact	(0.7)	—	Provision (benefit) for income taxes
Net gain after tax	$44.3	$—

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$—	$0.1	(a)
Amortization of net actuarial losses	(3.4)	(3.4)	(a)
Net loss before tax	(3.4)	(3.3)
Tax impact	1.0	1.0	Provision (benefit) for income taxes
Net loss after tax	$(2.4)	$(2.3)

Total reclassifications for the period	$35.5	$(2.4)
(a) These AOCI components are included in the computation of net periodic benefit cost for the six months ended June 30, 2018 and 2017 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 5.5 million and 4.7 million equivalent shares of common stock that were outstanding during the three and six months ended June 30, 2018, respectively, because their effect would be antidilutive. There were 0.8 million and 1.2 million antidilutive equivalent shares of common stock outstanding during the three and six months ended June 30, 2017, respectively.

NOTE 5 – BUSINESS COMBINATIONS

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120.0 million, with an additional payment totaling $30.0 million, subject to meeting earn-out provisions. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas. At June 30, 2018, the Company recorded a preliminary estimate of $62.8 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. The purchase price has been assigned on the basis of the preliminary estimate of the fair values of assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired consist of the following:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Customer relationships	$17.5	15
Developed technology and patents	63.4	15
Trade names and trademarks	12.8	Indefinite
Total	$93.7

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

Intangible assets acquired consist of the following:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Customer relationships	$18.1	15
Developed technology and patents	22.4	15
Trade names and trademarks	8.5	Indefinite
Total	$49.0

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of each transactions. These transactions were not material to the Company’s net sales and net loss attributable to Dentsply Sirona for the quarter ended June 30, 2018.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products and dental technology products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 92% of net sales for all periods presented.

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

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2018 and 2017. Certain reclassifications have been made to the prior year’s data in order to conform to the current year presentation:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$548.8	$532.8	$1,057.1	$1,011.8
Consumables	493.3	459.9	941.1	881.4
Total net sales	$1,042.1	$992.7	$1,998.2	$1,893.2

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$539.4	$523.1	$1,037.4	$991.0
Consumables	493.3	459.9	941.1	881.4
Total net sales, excluding precious metal content	1,032.7	983.0	1,978.5	1,872.4
Precious metal content of sales	9.4	9.7	19.7	20.8
Total net sales, including precious metal content	$1,042.1	$992.7	$1,998.2	$1,893.2

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$77.1	$98.0	$151.8	$151.9
Consumables	146.0	122.8	253.2	238.9
Segment adjusted operating income before income taxes and interest	223.1	220.8	405.0	390.8

Reconciling items expense (income):
All Other (a)	50.5	46.3	101.8	82.3
Goodwill impairment	1,085.8	1,092.9	1,085.8	1,092.9
Restructuring and other costs	188.9	81.7	199.1	84.8
Interest expense	9.6	9.6	18.2	18.9
Interest income	(0.4)	(0.6)	(1.0)	(1.3)
Other expense (income), net	(1.0)	7.8	(35.1)	6.8
Amortization of intangible assets	50.2	46.5	100.1	91.8
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.8	1.4	3.6	2.8
Loss before income taxes	$(1,162.3)	$(1,064.8)	$(1,067.5)	$(988.2)
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2018 and December 31, 2017 were $12.7 million and $12.4 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2018 and December 31, 2017 by $8.8 million and $10.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	June 30, 2018	December 31, 2017

Finished goods	$441.6	$387.6
Work-in-process	88.4	90.4
Raw materials and supplies	136.3	145.1
Inventories, net	$666.3	$623.1

The inventory valuation allowance was $75.1 million and $71.7 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans for the three and six months ended June 30, 2018 and 2017:

Defined Benefit Plans	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Operations
(in millions)	2018	2017 (a)	2018	2017 (a)

Service cost	$1.9	$2.0	$3.7	$3.7	Cost of products sold
Service cost	2.1	1.9	4.5	4.0	Selling, general and administrative expenses
Interest cost	1.9	1.8	3.6	3.5	Other expense (income), net
Expected return on plan assets	(1.3)	(1.2)	(2.7)	(2.3)	Other expense (income), net
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	Other expense (income), net
Amortization of net actuarial loss	1.7	1.7	3.4	3.3	Other expense (income), net
Net periodic benefit cost	$6.2	$6.1	$12.4	$12.1
(a) Prior period presented reflects adoption of ASU 2017-07. For further discussion on the reclassification, refer to Note 1, Significant Accounting Policies.

The following sets forth the information related to the contributions to the Company’s defined benefit plans for 2018:

(in millions)	Pension Benefits

Actual contributions through June 30, 2018	$7.7
Expected contributions for the remainder of the year	8.4
Total actual and expected contributions	$16.1

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2018, the Company recorded net restructuring costs and other costs of $188.9 million and $199.1 million, respectively, which includes net restructuring costs of $3.4 million and $10.8 million, respectively. During the three and six months ended June 30, 2017, the Company recorded net restructuring costs and other cost of $81.7 million and $84.8 million, respectively, which includes net restructuring costs of $1.5 million and $3.8 million, respectively. These costs are recorded in Restructuring and other costs on the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities on the Consolidated Balance Sheets.

At June 30, 2018, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$7.7	$48.2	$—	$55.9
Provisions	0.7	0.2	10.8	11.7
Amounts applied	(1.8)	(7.7)	(5.9)	(15.4)
Change in estimates	(0.1)	(1.8)	(0.2)	(2.1)
Balance at June 30, 2018	$6.5	$38.9	$4.7	$50.1

	Lease/Contract Terminations
(in millions)	2016 and Prior Plans	2017 Plans	Total

Balance at December 31, 2017	$0.4	$0.2	$0.6
Provisions	0.3	(0.1)	0.2
Amounts applied	(0.5)	(0.1)	(0.6)
Balance at June 30, 2018	$0.2	$—	$0.2

	Other Restructuring Costs
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$2.1	$1.7	$—	$3.8
Provisions	0.2	0.4	0.2	0.8
Amounts applied	(1.5)	(0.4)	(0.2)	(2.1)
Balance at June 30, 2018	$0.8	$1.7	$—	$2.5

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2017	Provisions	Amounts Applied	Change in Estimates	June 30, 2018

Technologies & Equipment	$46.9	$7.2	$(7.9)	$(1.8)	$44.4
Consumables	13.3	4.1	(8.2)	(0.3)	8.9
All Other	0.1	1.4	(2.0)	—	(0.5)
Total	$60.3	$12.7	$(18.1)	$(2.1)	$52.8

Other Costs

Other costs for the three and six months ended June 30, 2018 were $185.5 million and $188.3 million, respectively. Other costs for the three and six months ended June 30, 2017 were $80.2 million and $81.0 million, respectively.

For the three months ended June 30, 2018, the Company recorded an impairment charge of $179.2 million. The impaired indefinite-lived intangibles are tradenames and trademarks related to two reporting units within the Technologies & Equipment segment and one reporting unit within the Consumables segment. For further information, see Note 14, Goodwill and Intangibles.

For the three months ended June 30, 2017, the Company recorded an impairment charge of $79.8 million. The impaired indefinite-lived intangibles are tradenames and trademarks related to two reporting units within the Technologies & Equipment segment.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2018 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$301.4	$232.7
Interest rate swaps	113.2	—
Total derivative instruments designated as cash flow hedges	$414.6	$232.7

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2018, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2018 and 2017:

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$—	Interest expense	$(0.6)	$—
Foreign exchange forward contracts	2.8	Cost of products sold	(4.2)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$2.8		$(4.8)	$(0.3)

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(0.4)	$—
Foreign exchange forward contracts	(1.2)	Cost of products sold	0.5	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.2)
Total for cash flow hedging	$(1.4)		$0.1	$(0.2)

The following tables summarize the amount of gain (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2018 and 2017:

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(4.1)	Cost of products sold	(6.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.4)
Total in cash flow hedging	$(4.2)		$(7.2)	$(0.4)

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$—	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(2.7)	Cost of products sold	1.0	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total for cash flow hedging	$(2.7)		$(0.1)	$(0.5)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At June 30, 2018, the Company expects to reclassify $6.5 million of deferred net losses on cash flow hedges recorded in AOCI on the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities on the Consolidated Statements of Cash Flows.

On January 2, 2018, the Company entered into a 245.6 million euro cross currency basis swap maturing in August 2021, that was designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.7%, which will result in a net reduction of interest expense through maturity in 2021.

The following table summarizes the notional amount of hedges of net investments by derivative instrument at June 30, 2018 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$600.6	$299.5
Cross currency basis swaps	286.5	—
Total for instruments not designated as hedges	$887.1	$299.5

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2018 and 2017:

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$16.0	Interest expense	$1.9
Foreign exchange forward contracts	31.3	Other expense (income), net	3.9
Total for net investment hedging	$47.3		$5.8

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(2.4)	Other expense (income), net	$0.3
Total for net investment hedging	$(2.4)		$0.3

The following tables summarize the amount of gain (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2018 and 2017:

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$9.6	Interest expense	$3.6
		Other expense (income), net	(6.6)
Foreign exchange forward contracts	19.8	Other expense (income), net	5.4
Total for net investment hedging	$29.4		$2.4

	June 30, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(4.2)	Other expense (income), net	$0.8
Total for net investment hedging	$(4.2)		$0.8

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net on the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities on the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which the cash flows are classified as financing activities on the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2018 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$388.0	$388.0
Total for instruments not designated as hedges	$388.0	$388.0

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2018 and 2017:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2018	2017

Foreign exchange forward contracts (a)	Other expense (income), net	$3.6	$(2.3)
Total for instruments not designated as hedges		$3.6	$(2.3)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Six Months Ended
(in millions)		2018	2017

Foreign exchange forward contracts (a)	Other expense (income), net	$4.3	$(5.1)
Total for instruments not designated as hedges		$4.3	$(5.1)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$11.4	$10.4	$6.5	$1.0
Interest rate swaps	—	—	0.3	—
Cross currency basis swaps	—	3.0	—	—
Total	$11.4	$13.4	$6.8	$1.0

Not Designated as Hedges

Foreign exchange forward contracts	$2.7	$—	$4.3	$—
Total	$2.7	$—	$4.3	$—

	December 31, 2017
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1.4	$—	$13.4	$4.5
Interest rate swaps	—	—	0.3	0.1
Total	$1.4	$—	$13.7	$4.6

Not Designated as Hedges

Foreign exchange forward contracts	$3.4	$—	$3.7	$—
Total	$3.4	$—	$3.7	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2018:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$24.9	$—	$24.9	$(9.5)	$—	$15.4
Cross currency basis swaps	3.0	—	3.0	(2.7)	—	0.3
Total Assets	$27.9	$—	$27.9	$(12.2)	$—	$15.7

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$12.2	$—	$12.2	$(12.0)	$—	$0.2
Interest rate swaps	0.3	—	0.3	(0.2)	—	0.1
Total Liabilities	$12.5	$—	$12.5	$(12.2)	$—	$0.3

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2017:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$(3.9)	$—	$0.9
Total Assets	$4.8	$—	$4.8	$(3.9)	$—	$0.9

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$21.6	$—	$21.6	$(3.8)	$—	$17.8
Interest rate swaps	0.4	—	0.4	(0.1)	—	0.3
Total Liabilities	$22.0	$—	$22.0	$(3.9)	$—	$18.1

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, was $1,598.5 million and $1,595.4 million, respectively at June 30, 2018.  At December 31, 2017, the Company estimated the fair value and carrying value, including the current portion, was $1,629.9 million and $1,620.8 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$3.0	$—	$3.0	$—
Foreign exchange forward contracts	24.5	—	24.5	—
Total assets	$27.5	$—	$27.5	$—

Liabilities
Interest rate swaps	$0.3	$—	$0.3	$—
Foreign exchange forward contracts	11.8	—	11.8	—
Contingent considerations on acquisitions	8.8	—	—	8.8
Total liabilities	$20.9	$—	$12.1	$8.8

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$—
Available-for-sale security	54.4	—	54.4	—
Total assets	$59.2	$—	$59.2	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	21.6	—	21.6	—
Contingent considerations on acquisitions	8.6	—	—	8.6
Total liabilities	$30.6	$—	$22.0	$8.6

There have been no transfers between levels during the six months ended June 30, 2018 and 2017.

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

The Company’s Level 3 liabilities at June 30, 2018 and December 31, 2017 are related to earn-out obligations on prior acquisitions. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance at December 31, 2017	$8.6
Fair value adjustment:
Reported in Other expense (income), net	0.4
Effect of exchange rate changes	(0.2)
Balance at June 30, 2018	$8.8

For the six months ended June 30, 2018, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the quarter ended June 30, 2018, the Company recorded the following discrete tax items, $0.5 million of excess tax benefit related to employee share-based compensation, tax benefits of $0.7 million related to valuation allowances, $2.5 million related to enacted statutory rate changes and $0.6 million of tax benefit for other discrete tax matters. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to goodwill that was tax-deductible for the three months ended June 30, 2018.  In addition the Company also recorded a $0.6 million tax benefit  as a discrete item related to the gain on sale of marketable securities.

During the quarter ended June 30 2017, the Company recorded the following discrete tax items, $4.2 million of excess tax benefit related to employee share-based compensation, $0.5 million of tax expense related to enacted statutory rate changes and $1.5 million of tax expense for other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the three months ended June 30, 2017. The goodwill impairment charge for the quarter ended June 30, 2017 was non-deductible for income tax purposes.

U.S. Federal Legislative Changes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of the Act and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At June 30, 2018, the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete in accordance SAB 118.

For the Global Intangible Low Tax Income (“GILTI”) provision of the Act, the Company recorded an estimate for the six months ended June 30, 2018, as a period expense based on current guidance, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

NOTE 13 – FINANCING ARRANGEMENTS

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2018, the Company was in compliance with all debt covenants.

At June 30, 2018, there were no outstanding borrowings under the current $500.0 million multi-currency revolving credit facility. During the quarter ended June 30, 2018, the Company had issued $205.0 million of Commercial Paper which was outstanding at June 30, 2018. The multi-currency revolving credit facility serves as a back-stop facility for the Company’s $500.0 million Commercial Paper program.

On July 27, 2018, the Company amended and extended its $500.0 million multicurrency revolving credit facility increasing the total available to $700.0 million through July 27, 2023. In addition, certain new lenders joined the bank group. The Company has access to the full $700.0 million through July 27, 2023. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense.

At June 30, 2018, the Company had $322.9 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment tests of goodwill as of April 30, 2018 on 11 reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit and operating expense assumptions taking into consideration historical trends as well as future expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows are discounted based on a range between 7.9% to 10.5%. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. The Company’s significant estimates in the discounted cash flow models include, but is not limited to, the weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

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

In connection with the updating of the estimates and assumptions with the annual impairment tests of goodwill and the preparation of the financial statements for the three months ended June 30, 2018, the Company determined that the goodwill associated with the CAD/CAM, Imaging and Orthodontics reporting units was impaired. Additionally, near the end of the quarter, the Company recognized that the CAD/CAM and Imaging reporting units’ (“equipment reporting units”) revenue and operating margins would not meet forecasted expectations for the quarter as a result of several significant unfavorable developments which also affected the reporting units’ projections for future revenue and operating margins. As a result, the Company recorded a goodwill impairment charge of $1,085.8 million. The CAD/CAM and Imaging reporting units are within the Technologies & Equipment segment and the Orthodontics reporting unit is within the Consumables segment. The significant unfavorable developments in the current period which are reflected in the Company’s April 30, 2018 goodwill impairment testing model, are as follows:

•
The equipment reporting units were negatively affected in connection with the continued transition of the Company’s distribution relationships primarily in the U.S. from exclusive to non-exclusive. The Company’s expectations for revenue growth from its non-exclusive distribution relationships, which replaced its former long-term exclusive distribution relationship, were not met. As a result, the Company’s forecasts of current and future third-party demand have been reduced as the Company’s U.S. distributors continue to offer and promote competitive alternatives to the Company’s full CAD/CAM systems and lower-priced alternatives to the Imaging reporting units’ products.

•
The Imaging reporting unit observed revenue and operating margins being negatively impacted by aggressive competition with a focus on value-based products in the marketplace as opposed to the reporting unit’s premium products. This has resulted in increased competition from low-cost products in certain regions throughout the world causing the reporting unit to offer additional product features at the current price levels and to offer additional promotions and reduce its future sales forecasts.

•
The CAD/CAM and Imaging reporting units have also experienced lower than expected sales with respect to higher margin products as well as a regional shift in sales to emerging markets each of which has negatively impacted the reporting units’ overall operating margins as compared to the original forecasts for the period and for future sales forecasts.

•
The equipment reporting units were also further impacted by the unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to the CAD/CAM and Imaging reporting units’ forecasts primarily due to the factors described above, and to a lesser extent a higher risk-free interest rate for all reporting units.

•
The increased reduction of inventory being held by the Company’s U.S. distributors in the second quarter, which was larger than anticipated for the period, and planned further reductions of inventory, will impact the Company’s near-term results.

As a result of the factors described above, and the resulting reduced revenue and profitability expectations for these reporting units, we have forecasted reductions in unit volume growth rates and operating margins and lower future cash flows used to estimate the fair value of these reporting units, which resulted in a determination that an impairment adjustment was required.

The Orthodontics reporting unit goodwill impairment charge was primarily driven by lower operating margins and lower sales growth. The products manufactured and sold within this reporting unit have consisted mainly of traditional orthodontic treatment products, i.e., brackets, bands and wires. The impairment charge is unrelated to the Company’s acquisition of OraMetrix. The Company has observed a continuing decline in operating margins as the marketplace has seen higher than expected price competition primarily due to increased supply of traditional orthodontic products in the market. In addition, the Company has seen lower than expected revenue growth which is reflected in its future forecast. The Company believes the revenue trend is the result of competition as well as the growing end-user demand for newer orthodontic treatment options.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.7 million at June 30, 2018.

In conjunction with the goodwill and indefinite-lived intangibles impairment test, the Company utilized its best estimate of future cash flows as of April 30, 2018, which include significant management assumptions such as future revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Any changes to these assumptions and estimates could have a negative impact on the fair value of these reporting units and may result in further impairment. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, these estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. The goodwill impairment charge is not expected to result in future cash expenditures.

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2018, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $179.2 million for the three months ended June 30, 2018 which was recorded in Restructuring and other costs on the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM, Imaging, and Instrument reporting units. The impairment charge was primarily driven by a decline in forecasted sales resulting from increased competition and the impact of low-cost competitive products, as discussed above with respect to goodwill. In addition, the unfavorable impact of an increase in the equipment reporting units’ respective risk factors, along with increases in the risk-free rate, increased the discount rate. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2017	$3,660.6	$878.6	$4,539.2
Acquisition related additions	—	66.5	66.5
Measurement period adjustments on prior acquisitions	—	0.5	0.5
Impairment	(1,017.2)	(68.5)	(1,085.7)
Effects of exchange rate changes	(51.3)	(11.4)	(62.7)
Balance at June 30, 2018	$2,592.1	$865.7	$3,457.8

The following table provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,260.2	$(2,668.1)	$2,592.1	$5,311.5	$(1,650.9)	$3,660.6
Consumables	934.2	(68.5)	865.7	878.6	—	878.6
Total effect of cumulative impairment	6,194.4	(2,736.6)	3,457.8	6,190.1	(1,650.9)	4,539.2

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,416.1	$(353.5)	$1,062.6	$1,385.5	$(305.0)	$1,080.5
Trademarks	82.6	(61.5)	21.1	76.4	(46.5)	29.9
Licensing agreements	36.1	(25.4)	10.7	31.2	(24.8)	6.4
Customer relationships	1,098.8	(301.8)	797.0	1,109.1	(272.0)	837.1
Total definite-lived	$2,633.6	$(742.2)	$1,891.4	$2,602.2	$(648.3)	$1,953.9

Indefinite-lived tradenames and trademarks	$655.4	$—	$655.4	$846.8	$—	$846.8

Total identifiable intangible assets	$3,289.0	$(742.2)	$2,546.8	$3,449.0	$(648.3)	$2,800.7

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On January 11, 2018, Thomas Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement.  The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement.  The Court held an initial hearing on the matter on April 11, 2018, allowing Mr. Redlich to file a reply to the Company’s response on July 9, 2018, and allowing the Company to respond to that reply.  The Court has set a further hearing on August 30, 2018 for this matter.  The Company intends to defend this claim vigorously.

On January 25, 2018, Futuredontics, Inc. received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure pay overtime. The Company has filed its answer to the complaint and the parties have initiated written and other discovery. The Company continues to vigorously defend against this matter.

On June 7, 2018, John Castronovo filed a putative class action suit in the County of New York alleging that the Company and certain of its present and former officers and directors violated U.S. securities laws by allegedly making false and misleading statements in connection with a February 2016 registration statement issued in connection with the acquisition of and merger with former Sirona Dental Systems, Inc. by former Dentsply International Inc. The Company intends to defend itself vigorously.

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

OVERVIEW

Highlights

•
For the three months ended June 30, 2018, the Company reported a sales increase of 5.0% compared to the three months ended June 30, 2017. On a constant currency basis sales increased 1.3% compared to the same year ago period.

•
On a geographic basis, the Company generated constant currency sales growth of 4.2% in the Rest of World region, a decline of 1.4% in Europe, and growth in the United States of 2.3% for the three month period ended June 30, 2018.

•
For the three months ended June 30, 2018, the Company generated a loss per diluted share of $4.98 compared to a loss per diluted share of $4.58 for the three months ended June 30, 2017. On an adjusted basis (a non-US GAAP measure as reconciled under Net income attributable to Dentsply Sirona below) for the three months ended June 30, 2018 earnings per diluted share was $0.60 as compared to $0.65 earnings per diluted share for the three months ended June 30, 2017.

•	Cash flow from operations for the first six months of 2018 was $172.0 million, as compared to $208.7 million in the first six months of 2017.

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

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short term basis, changes in strategy or distributor inventory levels, competition and the impact of low-cost products can impact the Company’s internal growth.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. While the current period results continue to reflect the unfavorable impact of incomplete integration related activities, the Company believes that the future benefits from these global efficiency and integration initiatives will improve its cost structure. In 2017, the Company targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time. The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. Consistent with these efforts, the Company is currently evaluating plans to simplify the organizational structure and consolidate its supply chain. The Company expects to announce final plans by the end of 2018. Future restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the cost reduction will be achieved.

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

The Company continues to be impacted by the transition in distribution strategy with Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”). During 2017, the Company signed new distribution agreements with Patterson and Henry Schein for the Company’s equipment products. The Company shipped initial stocking orders for the equipment products to Henry Schein under the agreements primarily in the second and third quarters of 2017 which resulted in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales growth in the first six months of 2018 by approximately $5 million. Based on the Company’s estimate, distributor inventories decreased during the first six months of 2017 by approximately $29 million as compared to a decrease of approximately $34 million during the first six months of 2018. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

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

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two-thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to the prior year’s data in order to conform to the current year presentation.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2018 COMPARED TO QUARTER ENDED JUNE 30, 2017

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

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Net sales	$1,042.1	$992.7	$49.4	5.0%
Less: precious metal content of sales	9.4	9.7	(0.3)	(3.1%)
Net sales, excluding precious metal content	$1,032.7	$983.0	$49.7	5.1%

Net sales, excluding precious metal content, for the three months ended June 30, 2018 were $1,032.7 million, an increase of $49.7 million from the three months ended June 30, 2017. The increase in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $9 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $26 million during the three months ended June 30, 2018, compared to a decrease of approximately $17 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

For the three months ended June 30, 2018, net sales, excluding precious metal content, increased 1.3% on a constant currency basis. This includes a benefit of 0.4% from acquisitions, which results in internal sales growth of 0.9%. Net sales, excluding precious metal content, were positively impacted by approximately 3.8% due to the weakening of the U.S. dollar over the prior year period. The internal sales growth was attributable to the Consumables segment, offset by a decline in the Technologies & Equipment segment.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

United States	$337.1	$330.1	$7.0	2.1%

Europe	419.4	395.0	24.4	6.2%

Rest of World	276.2	257.9	18.3	7.1%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	June 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$338.4	$426.7	$277.0	$1,042.1
Less: precious metal content of sales	1.3	7.3	0.8	9.4
Net sales, excluding precious metal content	337.1	419.4	276.2	1,032.7
Acquisition related adjustments (a)	2.1	—	—	2.1
Non-US GAAP net sales, excluding precious metal content	$339.2	$419.4	$276.2	$1,034.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	June 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$331.6	$402.2	$258.9	$992.7
Less: precious metal content of sales	1.5	7.2	1.0	9.7
Net sales, excluding precious metal content	330.1	395.0	257.9	983.0
Merger related adjustments (a)	1.5	—	—	1.5
Non-US GAAP net sales, excluding precious metal content	$331.6	$395.0	$257.9	$984.5
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-U.S. GAAP results comparable.

United States

Net sales increased by 2.1% in the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Net sales, excluding precious metal content, increased by 2.1% in the second quarter of 2018 as compared to the second quarter of 2017.

For the three month period ended June 30, 2018, net sales, excluding precious metal content, increased 2.3% on a constant currency basis. This includes a benefit of 1.0% from acquisitions, which results in internal sales growth of 1.3%. The internal sales growth was attributable to both the Technologies & Equipment and Consumables segments.

Based on the Company’s estimate, sales growth for the three months ended June 30, 2018 was negatively impacted by approximately $11 million from net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at the two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $24 million during the three months ended June 30, 2018 compared to a decrease of approximately $13 million during the three months of June 30, 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018 in the United States. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million in this region.

Europe

Net sales increased by 6.1% in the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Net sales, excluding precious metal content, increased by 6.2% in the second quarter of 2018 as compared to the second quarter of 2017, which was positively impacted by approximately 7.6% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended June 30, 2018, net sales, excluding precious metal content, decreased 1.4% on a constant currency basis, resulting in negative internal sales growth of 1.4%. The decline in internal sales growth was driven primarily by the Technologies & Equipment segment.

Rest of World

Net sales increased by 7.0% in the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Net sales, excluding precious metal content, increased 7.1% in the second quarter of 2018 as compared to the second quarter of 2017, which was positively impacted by approximately 2.9% due to the weakening of the U.S. dollar over the prior year period.

For the three month period ended June 30, 2018, sales, excluding precious metal content, increased 4.2% on a constant currency basis. This includes a benefit of 0.2% from acquisitions, which results in internal sales growth of 4.0%. Internal sales growth was driven by both segments.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Gross profit	$552.8	$544.2	$8.6	1.6%

Gross profit as a percentage of net sales, including precious metal content	53.0%	54.8%
Gross profit as a percentage of net sales, excluding precious metal content	53.5%	55.4%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 190 basis points for the quarter ended June 30, 2018 as compared to the same three month period ended June 30, 2017.

For the three months ended June 30, 2018, the decrease in the gross profit rate was primarily driven by unfavorable product mix, increased manufacturing costs and unfavorable product pricing which impacted the rate approximately 225 basis points, partially offset by the benefit of the Company’s global efficiency initiatives as compared to the three months ended June 30, 2017.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$432.2	$417.6	$14.6	3.5%
Goodwill impairment	1,085.8	1,092.9	(7.1)	(0.6%)
Restructuring and other costs	188.9	81.7	107.2	NM

SG&A as a percentage of net sales, including precious metal content	41.5%	42.1%
SG&A as a percentage of net sales, excluding precious metal content	41.9%	42.5%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended June 30, 2018 decreased 60 basis points compared to the quarter ended June 30, 2017. The lower rate was primarily driven by a reduction in business combination related costs and favorable foreign currency which impacted the rate by approximately 130 basis points, mostly offset by increased compensation costs as compared to the three months ended June 30, 2017.

Goodwill impairment

For the three months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge is related to two reporting units within the Technologies & Equipment segment and one reporting within the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

For the three months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. This charge is related to three reporting units within the Technologies & Equipment segment.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $188.9 million for the three months ended June 30, 2018 compared to $81.7 million for the three months ended June 30, 2017.

During the three months ended June 30, 2018, the Company recorded an impairment charge of $179.2 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing as well as an intangible with the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

During the three months ended June 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing.

The Company is currently evaluating plans to simplify the organizational structure and consolidate its supply chain. The Company expects to announce final plans by the end of 2018.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2018	2017	Change

Net interest expense	$9.2	$9.0	$0.2
Other expense (income), net	(1.0)	7.8	(8.8)
Net interest and other expense	$8.2	$16.8	$(8.6)

Net Interest Expense

Net interest expense for the three months ended June 30, 2018 increased $0.2 million compared to the three months ended June 30, 2017.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2018 was income of $1.0 million, comprised primarily of $5.7 million curtailment gain recorded on the termination of a post-employment medical benefit plan partially offset by $2.0 million currency transaction losses and $2.7 million of other non-operating expense. Other expense (income), net for the three months ended June 30, 2017 was expense of $7.8 million, comprised primarily of $4.5 million of currency transaction losses and $3.3 of non-operating expense.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2018	2017	$ Change

Provision (benefit) for income taxes	$(41.3)	$(14.5)	$(26.8)

Effective income tax rate	NM	NM

Net loss attributable to Dentsply Sirona	$(1,122.0)	$(1,050.0)	$(72.0)

Net loss per common share - diluted	$(4.98)	$(4.58)
NM - Not meaningful

Provision for Income Taxes

For the three months ended June 30, 2018, income taxes were a net benefit of $41.3 million as compared to a net benefit of $14.5 million in the quarter ended June 30, 2017.

During the quarter ended June 30, 2018, the Company recorded the following discrete tax items, $0.5 million of excess tax benefit related to employee share-based compensation, tax benefits of $0.7 million related to valuation allowances, $2.5 million related to enacted statutory rate changes and $0.6 million of tax benefit for other discrete tax matters. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to tax-deductible goodwill  for the three months ended June 30, 2018.  In addition the Company also recorded $0.6 million of tax benefit as a discrete item related to the gain on sale of marketable securities.  Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, tax deductible and non-deductible goodwill impairment charges, the Company’s effective tax rate was 17.02%.

For the second quarter of 2017, the Company recorded the following discrete tax items, $4.2 million of excess tax benefit related to employee share-based compensation, $0.5 million of tax expense related to enacted statutory rate changes and $1.5 million of tax expense related to other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the three months ended June 30, 2017. Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the indefinite-lived intangible assets and non-deductible goodwill impairment charge, the Company’s effective tax rate was 10.4%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the second quarter of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments, business combination related costs and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $1,337.7 million and $78.9 million, respectively.

The Company’s effective income tax rate for the second quarter of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $1,244.2 million and $43.5 million, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of the Act and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At June 30, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

For the three months ended June 30, 2018, for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, an estimate was recorded based on current guidance as a period expense, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

Net loss attributable to Dentsply Sirona

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

	Three Months Ended
	June 30, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,122.0)	$(4.98)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,278.5
Amortization of purchased intangible assets	50.1
Business combination related costs and fair value adjustments	6.6
Credit risk and fair value adjustments	2.5
Tax impact of the pre-tax non-US GAAP adjustments (a)	(72.6)
Subtotal non-US GAAP adjustments	1,265.1	5.57
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.04
Income tax related adjustments	(6.3)	(0.03)
Adjusted non-US GAAP net income	$136.8	$0.60

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the three months ended June 30, 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		225.2
Shares used in calculating diluted non-US GAAP net income per share		226.9

	Three Months Ended
	June 30, 2017
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,050.0)	$(4.58)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,177.6
Amortization of purchased intangible assets	46.5
Business combination related costs and fair value adjustments	19.3
Credit risk and fair value adjustments	0.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(44.4)
Subtotal non-US GAAP adjustments	1,199.8	5.14
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.08
Income tax related adjustments	0.9	0.01
Adjusted non-US GAAP net income	$150.7	$0.65

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

	Three Months Ended
	June 30, 2018
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,154.1)	(111.8)%
Restructuring program related costs and other costs	1,278.5	123.8%
Amortization of purchased intangible assets	50.1	4.9%
Business combination related costs and fair value adjustments	5.8	0.5%
Adjusted non-US GAAP Operating Income	$180.3	17.4%

	Three Months Ended
	June 30, 2017
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,048.0)	(106.6)%
Restructuring program related costs and other costs	1,176.7	119.7%
Amortization of purchased intangible assets	46.5	4.7%
Business combination related costs and fair value adjustments	19.1	1.9%
Credit risk and fair value adjustments	0.8	0.1%
Adjusted non-US GAAP Operating Income	$195.1	19.8%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$539.4	$523.1	$16.3	3.1%

Consumables	493.3	459.9	33.4	7.3%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$77.1	$98.0	$(20.9)	(21.3%)

Consumables	146.0	122.8	23.2	18.9%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	June 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$548.8	$493.3	$1,042.1
Less: precious metal content of sales	9.4	—	9.4
Net sales, excluding precious metal content	539.4	493.3	1,032.7
Acquisition related adjustments (a)	—	2.1	2.1
Non-US GAAP net sales, excluding precious metal content	$539.4	$495.4	$1,034.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	June 30, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$532.8	$459.9	$992.7
Less: precious metal content of sales	9.7	—	9.7
Net sales, excluding precious metal content	523.1	459.9	983.0
Merger related adjustments (a)	1.5	—	1.5
Non-US GAAP net sales, excluding precious metal content	$524.6	$459.9	$984.5
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

Technologies & Equipment

Net sales increased by 3.0% in the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Net sales, excluding precious metal content, increased by 3.1% in the second quarter of 2018 as compared to the second quarter of 2017. Net sales, excluding precious metal content, were positively impacted by approximately 4.0% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $9 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $26 million during the three months ended June 30, 2018, compared to a decrease of approximately $17 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

For the three months ended June 30, 2018, net sales, excluding precious metal content, decreased 1.2% on a constant currency basis compared to the three months ended June 30, 2017. This includes a decrease of approximately 0.1% related to the disposal of a non-strategic business, which results in negative internal sales growth of 1.1%. The decline in internal sales growth was driven by Europe, mostly offset by internal sales growth in Rest of World region.

The operating income decreased $20.9 million or 21.3% for the three months ended June 30, 2018 as compared to the same three month period in 2017. The decrease is primarily related to unfavorable product pricing and product mix as compared to the three months ended June 30, 2017.

Consumables

Net sales increased by 7.3% in the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Net sales, excluding precious metal content, increased 7.3% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 3.5% due to the weakening of the U.S. dollar over the same prior year period.

For the three month period ended June 30, 2018, net sales, excluding precious metal content, increased 4.2% on a constant currency basis. This includes a benefit of 0.9% from acquisitions, which results in internal sales growth of 3.3%. The internal sales growth was positive in all regions led by Rest of World region.

The operating income increased $23.2 million or 18.9% for the three months ended June 30, 2018 as compared to the same three month period in 2017. The increase is primarily related to higher sales volume as compared to the three months ended June 30, 2017.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Net Sales

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Net sales	$1,998.2	$1,893.2	$105.0	5.5%
Less: precious metal content of sales	19.7	20.8	(1.1)	(5.3%)
Net sales, excluding precious metal content	$1,978.5	$1,872.4	$106.1	5.7%

Net sales, excluding precious metal content, for the six months ended June 30, 2018 were $1,978.5 million, an increase of $106.1 million from the six months ended June 30, 2017. The increase in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $5 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $34 million during the six months ended June 30, 2018, compared to a decrease of approximately $29 million in the same six month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

For the six months ended June 30, 2018, net sales, excluding precious metal content, increased 0.2% on a constant currency basis. This includes a benefit of 0.4% from acquisitions, which results in negative internal sales growth of 0.2%. Net sales, excluding precious metal content, were positively impacted by approximately 5.4% due to the weakening of the U.S. dollar over the prior year period. The decline in internal sales growth was attributable to a decrease in the Technologies & Equipment segment partially offset by an increase in the Consumables segment.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

United States	$627.6	$642.3	$(14.7)	(2.3%)

Europe	836.8	759.1	77.7	10.2%

Rest of World	514.1	471.0	43.1	9.2%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Six Months Ended
	June 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$630.2	$852.2	$515.8	$1,998.2
Less: precious metal content of sales	2.6	15.4	1.7	19.7
Net sales, excluding precious metal content	627.6	836.8	514.1	1,978.5
Acquisition related adjustments (a)	2.1	—	—	2.1
Non-US GAAP net sales, excluding precious metal content	$629.7	$836.8	$514.1	$1,980.6
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Six Months Ended
	June 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$645.2	$774.9	$473.1	$1,893.2
Less: precious metal content of sales	2.9	15.8	2.1	20.8
Net sales, excluding precious metal content	642.3	759.1	471.0	1,872.4
Merger related adjustments (a)	3.0	—	—	3.0
Non-US GAAP net sales, excluding precious metal content	$645.3	$759.1	$471.0	$1,875.4
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

United States

Net sales decreased by 2.3% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, decreased by 2.3% in the six months ended June 30, 2018 as compared to the same six month period of 2017.

For the six month period ended June 30, 2018, net sales, excluding precious metal content, decreased 2.4% on a constant currency basis. This includes a benefit of 0.6% from acquisitions, which results in negative internal sales growth of 3.0%. The decline in internal sales growth was attributable to both the Technologies & Equipment and Consumables segments.

Based on the Company’s estimate, net sales, excluding precious metal content, was negatively impacted by approximately $11 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at the two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $30 million during the six months ended June 30, 2018 as compare to $19 million during the six months ended June 30, 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

Europe

Net sales increased by 10.0% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, increased by 10.2% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was positively impacted by approximately 10.6% due to the weakening of the U.S. dollar over the prior year period.

For the six month period ended June 30, 2018, net sales, excluding precious metal content, decreased 0.5% on a constant currency basis. This includes a benefit of 0.2% from acquisitions, which results in negative internal sales growth of 0.7%. The decline in internal sales growth was driven by the Technologies & Equipment segment partially offset by an increase in the Consumables segment.

Rest of World

Net sales increased by 8.9% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, increased 9.2% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was positively impacted by approximately 4.5% due to the weakening of the U.S. dollar over the prior year period.

For the six month period ended June 30, 2018, sales, excluding precious metal content, increased 4.7% on a constant currency basis. This includes a benefit of 0.4% from acquisitions, which results in internal sales growth of 4.3%. Internal sales growth was driven by both segments.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Gross profit	$1,066.9	$1,036.2	$30.7	3.0%

Gross profit as a percentage of net sales, including precious metal content	53.4%	54.7%
Gross profit as a percentage of net sales, excluding precious metal content	53.9%	55.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 140 basis points for the six months ended June 30, 2018 as compared to the same six month period ended June 30, 2017.

For the six months ended June 30, 2018, the decrease in the gross profit rate was primarily driven by unfavorable manufacturing costs, product mix and the impact of foreign currency which impacted the rate approximately 190 basis points, partially offset by the benefit of the Company’s global efficiency initiatives as compared to the six months ended June 30, 2017.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$867.4	$822.3	$45.1	5.5%
Goodwill impairment	1,085.8	1,092.9	(7.1)	(0.6%)
Restructuring and other costs	199.1	84.8	114.3	NM

SG&A as a percentage of net sales, including precious metal content	43.4%	43.4%
SG&A as a percentage of net sales, excluding precious metal content	43.8%	43.9%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2018 decreased 10 basis points compared to the six months ended ended June 30, 2017. The lower rate was primarily driven by a reduction in business combination related costs and favorable foreign currency which impacted the rate by approximately 100 basis points, mostly offset by increased compensation costs as compared to the six months ended June 30, 2017.

Goodwill impairment

For the six months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge is related to two reporting units within the Technologies & Equipment segment and one reporting unit within the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unconsolidated Financial Statements in Part I, Item I of this Form 10-Q.

For the six months ended June 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. The charge is related to three reporting units within the Technologies & Equipment segment.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $199.1 million for the six months ended June 30, 2018 compared to $84.8 million for the six months ended June 30, 2017. The Company recorded $10.8 million in restructuring costs during the six months ended June 30, 2018 as compared to $3.8 million in restructuring costs during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the Company recorded an impairment charge of $179.2 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing as well as an intangible with the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

During the six months ended June 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing.

The Company is currently evaluating plans to simplify the organizational structure and consolidate its supply chain. The Company expects to announce final plans by the end of 2018.

Other Income and Expense

	Six Months Ended
(in millions)	2018	2017	Change

Net interest expense	$17.2	$17.6	$(0.4)
Other expense (income), net	(35.1)	6.8	(41.9)
Net interest and other expense	$(17.9)	$24.4	$(42.3)

Net Interest Expense

Net interest expense for the six months ended June 30, 2018 decreased $0.4 million compared to the six months ended June 30, 2017.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2018 was income of $35.1 million, comprised primarily of a gain recorded on the sale of marketable securities. Other expense (income), net for the six months ended June 30, 2017 was expense of $6.8 million, comprised primarily of $3.3 million of currency transaction losses and non-operating expense of $3.5 million.

Income Taxes and Net Income

	Six Months Ended
(in millions, except per share data)	2018	2017	$ Change

Provision (benefit) for income taxes	$(27.6)	$2.4	$(30.0)

Effective income tax rate	NM	NM

Net loss attributable to Dentsply Sirona	$(1,040.8)	$(990.2)	$(50.6)

Net loss per common share - diluted	$(4.60)	$(4.31)
NM - Not meaningful

Provision for Income Taxes

For the six months ended June 30, 2018, income taxes were a net benefit of $27.6 million as compared to a net expense of $2.4 million in the six months ended June 30, 2017.

In the first six months of 2018, the Company recorded the following discrete tax items, $2.7 million of excess tax benefit related to employee share-based compensation, tax expense of $0.5 million related to valuation allowances, tax benefit of $2.3 million related to enacted statutory rate changes, tax expense of $ 6.6 million  for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 related to tax-deductible goodwill for the six months  ended June 30, 2018.  In addition the Company also recorded $0.5 million of tax expense as a discrete item related to the gain on sale of marketable securities.  Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, tax deductible and non-deductible goodwill impairment charges, the Company’s effective tax rate was 17.6%.

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

The Company’s effective income tax rate for the first six months of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, credit risk and fair value adjustments, business combination related costs, income tax related adjustments and the gain on sale of marketable securities which impacted income before income taxes and the provision for income taxes by $1,373.5. million and $93.1 million, respectively.

The Company’s effective income tax rate for the first six months of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $1,308.1 million and $53.6 million, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of the Act and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. During the six months ended June 30, 2018, a tax benefit of $3.4 million related to provisional estimates was recorded. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At June 30, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

For the six months ended June 30, 2018, for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, an estimate was recorded based on current guidance as a period expense, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

Net loss attributable to Dentsply Sirona

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

	Six Months Ended
	June 30, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,040.8)	$(4.60)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,294.3
Amortization of purchased intangible assets	100.1
Credit risk and fair value adjustments	13.3
Business combination related costs and fair value adjustments	9.9
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(95.4)
Subtotal non-US GAAP adjustments	1,278.1	5.60
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.04
Income tax related adjustments	2.3	0.01
Adjusted non-US GAAP net income	$239.6	$1.05

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the six months ended June 30, 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted US GAAP net loss per share		226.2
Shares used in calculating diluted non-US GAAP net income per share		228.3

	Six Months Ended
	June 30, 2017
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(990.2)	$(4.31)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,182.8
Amortization of purchased intangible assets	91.8
Business combination related costs and fair value adjustments	30.1
Credit risk and fair value adjustments	3.4
Tax impact of the pre-tax non-US GAAP adjustments (a)	(57.2)
Subtotal non-US GAAP adjustments	1,250.9	5.36
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.07
Income tax related adjustments	3.6	0.01
Adjusted non-US GAAP net income	$264.3	$1.13

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the six months ended June 30, 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted US GAAP net loss per share		229.4
Shares used in calculating diluted non-US GAAP net income per share		233.3

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

	Six Months Ended
	June 30, 2018
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,085.4)	(54.9)%
Restructuring program related costs and other costs	1,294.3	65.5%
Amortization of purchased intangible assets	100.1	5.0%
Business combination related costs and fair value adjustments	8.8	0.4%
Adjusted non-US GAAP Operating Income	$317.8	16.0%

	Six Months Ended
	June 30, 2017
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(963.8)	(51.5)%
Restructuring program related costs and other costs	1,181.7	63.1%
Amortization of purchased intangible assets	91.8	4.9%
Business combination related costs and fair value adjustments	29.7	1.6%
Credit risk and fair value adjustments	3.4	0.2%
Adjusted non-US GAAP Operating Income	$342.8	18.3%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$1,037.4	$991.0	$46.4	4.7%

Consumables	941.1	881.4	59.7	6.8%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$151.8	$151.9	$(0.1)	(0.1%)

Consumables	253.2	238.9	14.3	6.0%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Six Months Ended
	June 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,057.1	$941.1	$1,998.2
Less: precious metal content of sales	19.7	—	19.7
Net sales, excluding precious metal content	1,037.4	941.1	1,978.5
Acquisition related adjustments (a)	—	2.1	2.1
Non-US GAAP net sales, excluding precious metal content	$1,037.4	$943.2	$1,980.6
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Six Months Ended
	June 30, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,011.8	$881.4	$1,893.2
Less: precious metal content of sales	20.8	—	20.8
Net sales, excluding precious metal content	991.0	881.4	1,872.4
Merger related adjustments (a)	3.0	—	3.0
Non-US GAAP net sales, excluding precious metal content	$994.0	$881.4	$1,875.4
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

Technologies & Equipment

Net sales increased by 4.5% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, increased by 4.7% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 5.8% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $5 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America and Europe, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $34 million during the six months ended June 30, 2018, compared to an decrease of approximately $29 million in the same six month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $130 million to $135 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $135 million to $140 million.

For the six months ended June 30, 2018, net sales, excluding precious metal content, decreased 1.4% on a constant currency basis compared to the six months ended June 30, 2017. This includes a decrease of approximately 0.1% related to the disposal of a non-strategic business, which results in negative internal sales growth of 1.3%. The decline in internal sales growth was driven by the U.S., mostly offset by internal sales growth in Rest of World region.

The operating income decreased $0.1 million or 0.1% for the six months ended June 30, 2018 as compared to the same six month period in 2017. The decrease is primarily related to unfavorable product pricing and product mix as compared to the six months ended June 30, 2017.

Consumables

Net sales increased by 6.8% in the six months June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, increased 6.8% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 5.0% due to the weakening of the U.S. dollar over the same prior year period.

For the six month period ended June 30, 2018, net sales, excluding precious metal content, increased 2.0% on a constant currency basis. This includes a benefit of 0.9% from acquisitions, which results in internal sales growth of 1.1%. The internal sales growth was primarily driven by the Rest of World region partially offset by a decline in the U.S.

The operating income increased $14.3 million or 6.0% for the six months ended June 30, 2018 as compared to the same six month period in 2017. The increase is primarily related to increased sales volume and favorable product pricing partially offset by higher operating costs as compared to the six months ended June 30, 2017.

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

As a result of the annual impairment tests of goodwill and in conjunction with the preparation of the financial statements for the three months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million related to the CAD/CAM, Imaging and Treatment Center equipment reporting units all within the Technologies segment and the Orthodontics reporting unit within the Consumables segment. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units. The equipment reporting units were also further impacted by the unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to these reporting units’ forecasts, and to a lesser extent a higher risk-free interest rate as compared to the year ended December 31, 2017. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.7 million at June 30, 2018.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2018, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $179.2 million for the three months ended June 30, 2018 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was primarily driven by a decline in forecasted sales as well as an unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to these reporting units’ forecasts, and to a lesser extent a higher risk-free interest rate as compared to the year ended December 31, 2017. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

For the Company’s indefinite-lived assets that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2018, the fair value of these assets would still exceed their book value.

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

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2018 OPEN

Net income decreased $49.3 million compared to the June 30, 2017 period, primarily due to increased impairment charges, and SG&A expenses. Cash flow from operating activities during the six months ended June 30, 2018 was $172.0 million compared to $208.7 million during the six months ended June 30, 2017. Cash from operations decreased $36.7 million for the first six months of 2018 as compared to the same period in 2017 and was primarily due to payments of accrued liabilities and higher inventory levels partially offset by lower accounts receivable. The Company’s cash and cash equivalents decreased by $81.3 million to $239.3 million during the six months ended June 30, 2018.

For the six months ended June 30, 2018, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 1 day to 62 days as compared to 61 days at December 31, 2017. On a constant currency basis, the number of days of sales in inventory increased by 11 days to 142 days at June 30, 2018 as compared to 131 days at December 31, 2017.

Cash used in investing activities during the first six months of 2018 included capital expenditures of $81.2 million as well as capital deployment of $135.8 million related to acquisitions and the purchase of intellectual property. The Company expects capital expenditures to be in the range of approximately $190 million to $200 million for the full year 2018.

Cash used in financing activities for the six months ended June 30, 2018 was primarily related to dividend payments and share repurchases of $289.9 million, offset by proceeds from stock option exercises and short term borrowings.

On April 25, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $1.0 billion of shares of common stock. For the six months ended June 30, 2018, the Company purchased 5.4 million shares or $250.2 million at an average price of $45.92. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. As of June 30, 2018, the Company held 42.3 million shares of treasury stock. The Company received proceeds of $13.9 million as a result of the exercise of 0.4 million of stock options during the six months ended June 30, 2018.

The Company's total borrowings increased by a net $163.0 million during the six months ended June 30, 2018, which includes a decrease of $25.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2018, the Company's ratio of total net debt to total capitalization was 23.3% compared to 16.6% at December 31, 2017. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

Effective July 27, 2018, the Company amended and extended its $500 million multicurrency revolving credit facility increasing the total available to $700 million for an additional five year through July 27, 2023. In addition, certain new lenders joined the bank group. The Company has access to the full $700 million through July 27, 2023. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At June 30, 2018, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At June 30, 2018, there were no outstanding borrowings under the previous $500.0 million multi-currency revolving credit facility. The Company had issued and outstanding $205.0 million Commercial Paper as of June 30, 2018.

The Company also has access to $32.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2018, the Company had $4.1 million outstanding under these short-term lines of credit. At June 30, 2018, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $322.9 million.

At June 30, 2018, the Company held $41.1 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. At June 30, 2018 the Company had not repatriated any of these funds to the U.S. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017.

The Company has recognized three substantial goodwill impairment charges within the last 15 months, including the most recent fiscal quarter, and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates, slower growth rates in industry segments in which we participate and a decline in our stock price and market capitalization. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

During the past 15 months, the Company has recorded an aggregate of $3.3 billion in charges for the impairment of certain financial reporting units:

•
In connection with the Company’s April 30, 2017 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company recorded a $1,092.9 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units. In addition, the Company tested the indefinite-lived intangible assets related to the CAD/CAM and Imaging reporting units and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $79.8 million for the three months ended June 30, 2017.

•
In preparing the financial statements for the year ended December 31, 2017, the Company identified a triggering event and recorded a $558.0 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center equipment reporting units. In addition, the Company tested the indefinite-lived intangible assets related to these reporting units and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $266.9 million for the three months ended December 31, 2017.

•
In connection with the Company’s April 30, 2018 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2018, the Company recorded a $1,085.8 million non-cash goodwill impairment charge associated with the CAD/CAM and Imaging equipment reporting units and the Orthodontics reporting unit. In addition, the Company tested the indefinite-lived intangible assets related to the equipment reporting units and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $179.2 million for the three months ended June 30, 2018.

These charges resulted from changes in the Company’s estimates of discounted cash flows which, in turn, resulted from changes in management’s assumptions such as future revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the Company’s current estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. For example, for the Company’s reporting units that were not impaired at April 30, 2018, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.7 million at June 30, 2018.

Any changes to the assumptions and estimates made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in the Treatment Centers reporting unit may not be recoverable. See Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and Note 9, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company may fail to realize the expected benefits of its announced cost reduction and restructuring efforts.

In order to operate more efficiently and control costs, the Company may announce restructuring plans from time to time, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. In 2017, the Company announced that it had targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time.

The Company’s ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. The Company is currently evaluating plans to simplify the organizational structure and consolidate its supply chain. The Company expects to announce final plans by the end of 2018.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, the Company may fail to realize expected efficiencies and benefits, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of third party’s, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions or works councils, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

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

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program

April 1, 2018 to April 30, 2018	—	$—	$—	$1,000.0
May 1, 2018 to May 31, 2018	4.3	46.77	200.2	799.8
June 1, 2018 to June 30, 2018	1.1	42.79	50.0	749.8
	5.4	$45.92	$250.2

Item 6 – Exhibits

Exhibit Number	Description
10.1
Credit Agreement, dated as of July 27, 2018, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Commerzbank AG, New York Branch, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Unicredit Bank AG, New York Branch and TD Bank, N.A., as Co-Documentation Agents, and the several lenders party thereto (1)

10.2	Employee Stock Purchase Plan Agreement, dated May 23, 2018 (Filed herewith)
10.3	Non-Employee Director Compensation Policy, dated June 26, 2018 (Filed herewith)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated July 30, 2018, File No. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	August 7, 2018
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Nicholas W. Alexos	August 7, 2018
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer