Form 10-Q
period 2018-09-30
DENTSPLY SIRONA Inc.
filed 2018-11-08
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
 Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 31, 2018, DENTSPLY SIRONA Inc. had 222,547,625 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$928.4	$1,009.2	$2,926.6	$2,902.4
Cost of products sold	452.3	450.2	1,383.6	1,307.2

Gross profit	476.1	559.0	1,543.0	1,595.2
Selling, general and administrative expenses	418.5	430.5	1,285.9	1,252.8
Goodwill impairment	—	—	1,085.8	1,092.9
Restructuring and other costs	12.1	20.6	211.2	105.4

Operating income (loss)	45.5	107.9	(1,039.9)	(855.9)

Other income and expenses:
Interest expense	9.7	9.8	27.9	28.7
Interest income	(0.6)	(0.4)	(1.6)	(1.7)
Other expense (income), net	4.7	0.9	(30.4)	7.7

Income (loss) before income taxes	31.7	97.6	(1,035.8)	(890.6)
Provision (benefit) for income taxes	4.2	7.1	(23.4)	9.5

Net income (loss)	27.5	90.5	(1,012.4)	(900.1)

Less: Net (loss) income attributable to noncontrolling interest	(0.5)	(0.1)	0.4	(0.5)

Net income (loss) attributable to Dentsply Sirona	$28.0	$90.6	$(1,012.8)	$(899.6)

Net income (loss) per common share attributable to Dentsply Sirona
Basic	$0.13	$0.39	$(4.50)	$(3.92)
Diluted	$0.13	$0.39	$(4.50)	$(3.92)

Weighted average common shares outstanding:
Basic	222.4	229.5	224.9	229.6
Diluted	223.7	233.1	224.9	229.6

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$27.5	$90.5	$(1,012.4)	$(900.1)

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(29.0)	122.0	(155.9)	393.7
Net gain (loss) on derivative financial instruments	2.2	(3.5)	19.8	(9.3)
Net realized holding gain on available for sale securities	—	—	(44.3)	—
Pension liability gain	1.0	1.3	5.2	3.6
Total other comprehensive (loss) income, net of tax	(25.8)	119.8	(175.2)	388.0

Total comprehensive income (loss)	1.7	210.3	(1,187.6)	(512.1)

Less: Comprehensive (loss) income attributable
to noncontrolling interests	(0.6)	0.3	0.7	0.4

Total comprehensive income (loss) attributable to Dentsply Sirona	$2.3	$210.0	$(1,188.3)	$(512.5)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$233.1	$320.6
Accounts and notes receivables-trade, net	702.0	746.2
Inventories, net	672.0	623.1
Prepaid expenses and other current assets, net	295.7	312.6

Total Current Assets	1,902.8	2,002.5

Property, plant and equipment, net	865.7	876.0
Identifiable intangible assets, net	2,488.0	2,800.7
Goodwill, net	3,443.6	4,539.2
Other noncurrent assets, net	69.1	156.1

Total Assets	$8,769.2	$10,374.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$287.8	$284.4
Accrued liabilities	568.5	585.8
Income taxes payable	69.0	54.2
Notes payable and current portion of long-term debt	154.8	30.1

Total Current Liabilities	1,080.1	954.5

Long-term debt	1,574.8	1,611.6
Deferred income taxes	513.7	718.0
Other noncurrent liabilities	446.3	462.5

Total Liabilities	3,614.9	3,746.6

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at September 30, 2018 and December 31, 2017, respectively
222.5 million and 226.8 million shares outstanding at September 30, 2018 and December 31, 2017, respectively
Capital in excess of par value	6,528.7	6,543.9
Retained earnings	1,243.6	2,316.2
Accumulated other comprehensive loss	(466.5)	(291.0)
Treasury stock, at cost, 42.0 million and 37.7 million shares at September 30, 2018 and December 31, 2017, respectively	(2,166.4)	(1,955.4)
Total Dentsply Sirona Equity	5,142.0	6,616.3

Noncontrolling interests	12.3	11.6

Total Equity	5,154.3	6,627.9

Total Liabilities and Equity	$8,769.2	$10,374.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9
Net income (loss)	—	—	81.2	—	—	81.2	(0.1)	81.1
Other comprehensive income	—	—	—	10.0	—	10.0	0.6	10.6
Exercise of stock options	—	(1.8)	—	—	9.4	7.6	—	7.6
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	7.6	—	—	7.6	—	7.6
Stock based compensation expense	—	9.3	—	—	—	9.3	—	9.3
RSU distributions	—	(19.9)	—	—	9.9	(10.0)	—	(10.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2018	$2.6	$6,531.7	$2,375.9	$(281.0)	$(1,936.1)	$6,693.1	$12.1	$6,705.2
Net (loss) income	—	—	(1,122.0)	—	—	(1,122.0)	1.0	(1,121.0)
Other comprehensive loss	—	—	—	(159.8)	—	(159.8)	(0.2)	(160.0)
Exercise of stock options	—	(4.6)	—	—	8.2	3.6	—	3.6
Reclassification on adoption of ASU No. 2018-02	—	—	0.5	—	—	0.5	—	0.5
Stock based compensation expense	—	0.5	—	—	—	0.5	—	0.5
Treasury shares purchased	—	—	—	—	(250.2)	(250.2)	—	(250.2)
RSU distributions	—	(1.5)	—	—	1.1	(0.4)	—	(0.4)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($.175 per share)	—	—	(38.1)	—	—	(38.1)	—	(38.1)
Balance at June 30, 2018	$2.6	$6,526.2	$1,216.2	$(440.8)	$(2,177.0)	$5,127.2	$12.9	$5,140.1
Net income (loss)	—	—	28.0	—	—	28.0	(0.5)	27.5
Other comprehensive loss	—	—	—	(25.7)	—	(25.7)	(0.1)	(25.8)
Exercise of stock options	—	(0.7)	—	—	9.5	8.8	—	8.8
Stock based compensation expense	—	5.3	—	—	—	5.3	—	5.3
RSU distributions	—	(2.2)	—	—	1.1	(1.1)	—	(1.1)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Balance at September 30, 2018	$2.6	$6,528.7	$1,243.6	$(466.5)	$(2,166.4)	$5,142.0	$12.3	$5,154.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9
Net income (loss)	—	—	59.8	—	—	59.8	(0.1)	59.7
Other comprehensive income (loss)	—	—	—	47.7	—	47.7	(0.1)	47.6
Exercise of stock options	—	4.9	—	—	24.5	29.4	—	29.4
Stock based compensation expense	—	10.8	—	—	—	10.8	—	10.8
Reclassification on adoption of ASU No. 2016-09	—	1.0	(1.0)	—	—	—	—	—
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(84.6)	(84.6)	—	(84.6)
RSU distributions	—	(20.7)	—	—	9.1	(11.6)	—	(11.6)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2017	$2.6	$6,516.2	$3,986.4	$(658.0)	$(1,695.0)	$8,152.2	$11.4	$8,163.6
Net loss	—	—	(1,050.0)	—	—	(1,050.0)	(0.3)	(1,050.3)
Other comprehensive income	—	—	—	220.0	—	220.0	0.6	220.6
Exercise of stock options	—	1.4	—	—	14.6	16.0	—	16.0
Stock based compensation expense	—	11.1	—	—	—	11.1	—	11.1
Reclassification on adoption of ASU No. 2016-09	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Treasury shares purchased	—	—	—	—	(65.7)	(65.7)	—	(65.7)
RSU distributions	—	(1.4)	—	—	1.0	(0.4)	—	(0.4)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at June 30, 2017	$2.6	$6,527.4	$2,915.6	$(438.0)	$(1,745.1)	$7,262.5	$11.7	$7,274.2
Net income (loss)	—	—	90.6	—	—	90.6	(0.1)	90.5
Other comprehensive income	—	—	—	119.4	—	119.4	0.4	119.8
Exercise of stock options	—	0.1	—	—	7.4	7.5	—	7.5
Stock based compensation expense	—	18.9	—	—	—	18.9	—	18.9
RSU distributions	—	(1.7)	—	—	0.6	(1.1)	—	(1.1)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(20.0)	—	—	(20.0)	—	(20.0)
Balance at September 30, 2017	$2.6	$6,544.9	$2,986.0	$(318.6)	$(1,737.1)	$7,477.8	$12.0	$7,489.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net Loss	$(1,012.4)	$(900.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	103.4	93.9
Amortization of intangible assets	149.7	140.5
Amortization of deferred financing costs	2.0	1.9
Goodwill impairment	1,085.8	1,092.9
Indefinite-lived intangible asset impairment	179.2	79.8
Deferred income taxes	(97.9)	(46.3)
Stock based compensation expense	15.1	40.8
Restructuring and other costs - non-cash	19.2	11.6
Other non-cash income	(2.0)	(1.6)
Loss on disposal of property, plant and equipment	2.7	2.3
Gain on sale of equity security	(44.1)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	25.1	(57.6)
Inventories, net	(83.3)	(67.3)
Prepaid expenses and other current assets, net	(47.3)	(60.2)
Other noncurrent assets, net	(10.3)	4.3
Accounts payable	10.1	9.1
Accrued liabilities	(7.1)	46.8
Income taxes	13.2	(24.1)
Other noncurrent liabilities	(3.5)	6.3
Net cash provided by operating activities	297.6	373.0

Cash flows from investing activities:
Capital expenditures	(130.6)	(98.6)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(130.5)	(135.9)
Cash received on derivatives contracts	3.7	6.5
Cash paid on derivatives contracts	(2.4)	—
Expenditures for identifiable intangible assets	(5.5)	(6.7)
Purchase of short-term investments	(0.1)	(2.3)
Purchase of Company-owned life insurance policies	—	(0.9)
Proceeds from sale of equity security	54.1	—
Proceeds from sale of property, plant and equipment, net	6.3	2.1
Net cash used in investing activities	(205.0)	(235.8)

Cash flows from financing activities:
Increase in short-term borrowings	124.3	1.4
Cash paid for treasury stock	(250.2)	(151.4)
Cash dividends paid	(59.1)	(58.2)
Proceeds from long-term borrowings	0.3	2.9
Repayments on long-term borrowings	(9.3)	(16.2)
Proceeds from exercised stock options	22.8	52.9
Net cash used in financing activities	(171.2)	(168.6)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	17.5
Net decrease in cash and cash equivalents	(87.5)	(13.9)
Cash and cash equivalents at beginning of period	320.6	383.9
Cash and cash equivalents at end of period	$233.1	$370.0

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

Depending on the terms of the arrangement, the Company will defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied (e.g., extended maintenance/service contracts, software and licenses, customer loyalty points and coupon programs). The Company uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations’ database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the unsatisfied performance obligation, which is deferred until satisfied. At September 30, 2018, the Company had $27.0 million of deferred revenue recorded in Accrued liabilities on the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months.

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $24.0 million at September 30, 2018 and $22.4 million at December 31, 2017.

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

The cumulative effect of the changes made on the Consolidated Balance Sheets at December 31, 2017 for the adoption of ASC 606, is as follows:

(in millions)
Consolidated Balance Sheets Item	December 31, 2017 As Reported Balance	Adoption of ASC 606	January 1, 2018 Revised Balance

Assets
Accounts and notes receivable-trade, net	$746.2	$0.2	$746.4
Inventory, net	623.1	(0.3)	622.8
Prepaid expense and other current assets, net	312.6	1.9	314.5

Liabilities and Equity
Accrued liabilities	$585.8	$9.9	$595.7
Income taxes payable	54.2	(2.1)	52.1
Retained earnings	2,316.2	(6.0)	2,310.2

The impact of adopting the new revenue recognition standard on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets is as follows:

(in millions)	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Consolidated Statements of Operations Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Net sales	$928.4	$925.5	$2.9	$2,926.6	$2,924.3	$2.3
Cost of products sold	452.3	451.4	0.9	1,383.6	1,381.7	1.9
Selling, general and administrative expenses	418.5	418.4	0.1	1,285.9	1,286.5	(0.6)
Provision (benefit) for income taxes	4.2	3.7	0.5	(23.4)	(23.7)	0.3
Net income (loss) attributable to Dentsply Sirona	28.0	26.6	1.4	(1,012.8)	(1,013.5)	0.7

(in millions)	Balance at September 30, 2018
Consolidated Balance Sheets Item	As Reported Balance	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)

Assets
Accounts and notes receivables-trade, net	$702.0	$701.9	$0.1
Inventories, net	672.0	672.3	(0.3)
Prepaid expenses and other current assets, net	295.7	294.4	1.3

Liabilities and Equity
Accrued liabilities	$568.5	$560.2	$8.3
Income taxes payable	69.0	70.9	(1.9)
Retained earnings	1,243.6	1,248.9	(5.3)

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

(in millions)
Consolidated Balance Sheets Item	December 31, 2017 As Reported Balance	Adoption of ASU 2016-16 Increase/(Decrease)	January 1, 2018 Revised Balance

Assets
Prepaid expenses and other current assets, net	$312.6	$(5.6)	$307.0
Other noncurrent assets, net	156.1	(73.1)	83.0

Liabilities and Equity
Deferred income taxes	$718.0	$(76.0)	$642.0
Retained earnings	2,316.2	(2.7)	2,313.5

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

(in millions)
Consolidated Statements of Operations Item	Three Months Ended September 30, 2017 As Reported	Adoption of ASU 2017-07 Increase/(Decrease)	Three Months Ended September 30, 2017 Revised

Cost of products sold	$450.2	$(1.0)	$449.2
Gross profit	559.0	1.0	560.0
Selling, general and administrative expense	430.5	(1.5)	429.0
Operating income (loss)	107.9	2.5	110.4
Other expense (income), net	0.9	2.5	3.4

(in millions)
Consolidated Statements of Operations Item	Nine Months Ended September 30, 2017 As Reported	Adoption of 2017-07 Increase/(Decrease)	Nine Months Ended September 30, 2017 Revised

Cost of products sold	$1,307.2	$(1.8)	$1,305.4
Gross profit	1,595.2	1.8	1,597.0
Selling, general and administrative expense	1,252.8	(5.1)	1,247.7
Operating income (loss)	(855.9)	6.9	(849.0)
Other expense (income), net	7.7	6.9	14.6

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

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this standard are required for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments should be applied on a retrospective basis for all periods presented. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
(in millions)	2018	2017	2018	2017

Stock option expense	$1.7	$7.5	$5.1	$12.7
RSU expense	3.4	11.4	9.2	27.1
Total stock based compensation expense	$5.1	$18.9	$14.3	$39.8

Related deferred income tax benefit	$0.8	$5.9	$2.4	$11.7

For the three and nine months ended September 30, 2018, stock compensation expense was $5.1 million and $14.3 million, respectively, of which $4.4 million and $12.6 million, respectively, was recorded in Selling, general, and administrative expense, and $0.1 million and $0.5 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company recorded expense of $0.6 million and $1.2 million, respectively, in Restructuring and other costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2018, the Company lowered the likely payout level on certain performance-based grants.

For the three and nine months ended September 30, 2017, stock compensation expense was $18.9 million and $39.8 million, respectively, of which $18.7 million and $39.2 million, respectively, was recorded in Selling, general, and administrative expense, and $0.2 million and $0.6 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of Other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
(in millions)	2018	2017	2018	2017

Foreign currency translation gains	$—	$129.0	$—	$433.7
Foreign currency translation losses	(30.1)	—	(169.5)	—
Foreign currency translation gain on hedges of net investments	1.2	—	13.3	—
Foreign currency translation loss on hedges of net investments	—	(7.2)	—	(40.9)

These amounts are recorded in AOCI, net of any related tax adjustments. At September 30, 2018 and December 31, 2017, the cumulative tax adjustments were $163.3 million and $203.8 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $147.4 million and gains $22.1 million at September 30, 2018 and December 31, 2017, respectively, and cumulative losses on loans designated as hedges of net investments of $113.3 million and $126.6 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2018 and 2017 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive (loss) income before reclassifications and tax impact	(131.6)	(2.2)	28.9	—	2.4	(102.5)
Tax expense	(24.6)	—	(15.3)	—	(0.6)	(40.5)
Other comprehensive (loss) income, net of tax, before reclassifications	(156.2)	(2.2)	13.6	—	1.8	(143.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	8.4	—	(44.3)	3.4	(32.5)
Net (decrease) increase in other comprehensive loss	(156.2)	6.2	13.6	(44.3)	5.2	(175.5)
Balance, net of tax, at September 30, 2018	$(260.7)	$(6.4)	$(114.0)	$—	$(85.4)	$(466.5)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2016	$(490.5)	$(3.2)	$(116.8)	$(95.2)	$(705.7)
Other comprehensive income (loss) before reclassifications and tax impact	363.0	(9.0)	(3.8)	—	350.2
Tax benefit	29.8	0.9	0.7	—	31.4
Other comprehensive income (loss), net of tax, before reclassifications	392.8	(8.1)	(3.1)	—	381.6
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.9	—	3.6	5.5
Net increase (decrease) in other comprehensive loss	392.8	(6.2)	(3.1)	3.6	387.1
Balance, net of tax, at September 30, 2017	$(97.7)	$(9.4)	$(119.9)	$(91.6)	$(318.6)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item on the Consolidated Statements of Operations
	Three Months Ended
	2018	2017

Loss on derivative financial instruments:
Interest rate swaps	$(0.6)	$(0.6)	Interest expense
Foreign exchange forward contracts	(1.8)	(1.6)	Cost of products sold
Net loss before tax	(2.4)	(2.2)
Tax impact	0.4	0.4	Provision (benefit) for income taxes
Net loss after tax	$(2.0)	$(1.8)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$—	(a)
Amortization of net actuarial losses	(1.5)	(1.8)	(a)
Net loss before tax	(1.4)	(1.8)
Tax impact	0.4	0.5	Provision (benefit) for income taxes
Net loss after tax	$(1.0)	$(1.3)

Total reclassifications for the period	$(3.0)	$(3.1)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended September 30, 2018 and 2017 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item on the Consolidated Statements of Operations
	Nine months ended
	2018	2017

Loss on derivative financial instruments:
Interest rate swaps	$(1.7)	$(1.7)	Interest expense
Foreign exchange forward contracts	(7.9)	(0.7)	Cost of products sold
Net loss before tax	(9.6)	(2.4)
Tax impact	1.2	0.5	Provision (benefit) for income taxes
Net loss after tax	$(8.4)	$(1.9)

Net realized holding gain on available-for-sale securities:
Available-for-sale securities	$45.0	$—	Other expense (income), net
Tax impact	(0.7)	—	Provision (benefit) for income taxes
Net gain after tax	$44.3	$—

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(4.9)	(5.2)	(a)
Net loss before tax	(4.8)	(5.1)
Tax impact	1.4	1.5	Provision (benefit) for income taxes
Net loss after tax	$(3.4)	$(3.6)

Total reclassifications for the period	$32.5	$(5.5)
(a) These AOCI components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2018 and 2017 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2018	2017	2018	2017

Net income (loss) attributable to Dentsply Sirona	$28.0	$90.6	$(1,012.8)	$(899.6)

Weighted average common shares outstanding	222.4	229.5	224.9	229.6

Earnings (loss) per common share - basic	$0.13	$0.39	$(4.50)	$(3.92)

Diluted Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2018	2017	2018	2017

Net income (loss) attributable to Dentsply Sirona	$28.0	$90.6	$(1,012.8)	$(899.6)

Weighted average common shares outstanding	222.4	229.5	224.9	229.6
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.3	3.6	—	—
Total weighted average diluted shares outstanding	223.7	233.1	224.9	229.6

Earnings (loss) per common share - diluted	$0.13	$0.39	$(4.50)	$(3.92)

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 4.4 million and 5.1 million equivalent shares of common stock that were outstanding during the three and nine months ended September 30, 2018, respectively, because their effect would be antidilutive. There were 0.8 million and 1.1 million antidilutive equivalent shares of common stock outstanding during the three and nine months ended September 30, 2017, respectively.

NOTE 5 – BUSINESS COMBINATIONS

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120.0 million, with an additional payment totaling $30.0 million, subject to meeting earn-out provisions. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas. At September 30, 2018, the Company recorded a preliminary estimate of $58.5 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. The purchase price has been assigned on the basis of the preliminary estimate of the fair values of assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired consist of the following:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Customer relationships	$18.3	15
Developed technology and patents	64.7	15
Tradenames and trademarks	13.5	Indefinite
Total	$96.5

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

Intangible assets acquired consist of the following:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Customer relationships	$18.1	15
Developed technology and patents	22.4	15
Tradenames and trademarks	8.5	Indefinite
Total	$49.0

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of each transactions. These transactions were not material to the Company’s Net sales and Net income (loss) attributable to Dentsply Sirona for the quarter ended September 30, 2018.

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

The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment adjusted operating income. Net third party sales excluding precious metal content is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure.  Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-US GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

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

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2018 and 2017. Certain reclassifications have been made to the prior year’s data in order to conform to the current year presentation:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$495.2	$558.5	$1,552.3	$1,570.3
Consumables	433.2	450.7	1,374.3	1,332.1
Total net sales	$928.4	$1,009.2	$2,926.6	$2,902.4

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$487.4	$549.1	$1,524.8	$1,540.1
Consumables	433.2	450.7	1,374.3	1,332.1
Total net sales, excluding precious metal content	920.6	999.8	2,899.1	2,872.2
Precious metal content of sales	7.8	9.4	27.5	30.2
Total net sales, including precious metal content	$928.4	$1,009.2	$2,926.6	$2,902.4

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2018	2017	2018	2017

Technologies & Equipment	$47.8	$127.0	$199.6	$278.9
Consumables	109.7	129.8	362.9	368.7
Segment adjusted operating income before income taxes and interest	157.5	256.8	562.5	647.6

Reconciling items expense (income):
All Other (a)	48.5	78.0	150.3	160.3
Goodwill impairment	—	—	1,085.8	1,092.9
Restructuring and other costs	12.1	20.6	211.2	105.4
Interest expense	9.7	9.8	27.9	28.7
Interest income	(0.6)	(0.4)	(1.6)	(1.7)
Other expense (income), net	4.7	0.9	(30.4)	7.7
Amortization of intangible assets	49.6	48.7	149.7	140.5
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.8	1.6	5.4	4.4
Income (loss) before income taxes	$31.7	$97.6	$(1,035.8)	$(890.6)
(a) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2018 and December 31, 2017 was $10.9 million and $12.4 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2018 and December 31, 2017 by $9.4 million and $10.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	September 30, 2018	December 31, 2017

Finished goods	$442.6	$387.6
Work-in-process	90.9	90.4
Raw materials and supplies	138.5	145.1
Inventories, net	$672.0	$623.1

The inventory valuation allowance was $76.3 million and $71.7 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans for the three and nine months ended September 30, 2018 and 2017:

Defined Benefit Plans	Three Months Ended		Nine Months Ended		Location on Consolidated
(in millions)	2018	2017 (a)	2018	2017 (a)	Statements of Operations

Service cost	$1.9	$1.9	$5.6	$5.6	Cost of products sold
Service cost	2.1	2.1	6.6	6.1	Selling, general and administrative expenses
Interest cost	1.8	1.9	5.4	5.4	Other expense (income), net
Expected return on plan assets	(1.3)	(1.2)	(4.0)	(3.5)	Other expense (income), net
Amortization of prior service credit	—	—	(0.1)	(0.1)	Other expense (income), net
Amortization of net actuarial loss	1.4	1.8	4.8	5.1	Other expense (income), net
Net periodic benefit cost	$5.9	$6.5	$18.3	$18.6
(a) Prior period presented reflects adoption of ASU 2017-07. For further discussion on the reclassification, refer to Note 1, Significant Accounting Policies.

The following sets forth the information related to the contributions to the Company’s defined benefit plans for 2018:

(in millions)	Pension Benefits

Actual contributions through September 30, 2018	$11.0
Expected contributions for the remainder of the year	5.1
Total actual and expected contributions	$16.1

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2018, the Company recorded net restructuring costs and other costs of $12.1 million and $211.2 million, respectively, which includes net restructuring costs of $11.7 million and $22.5 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded net restructuring costs and other cost of $20.6 million and $105.4 million, respectively, which includes net restructuring costs of $12.7 million and $16.5 million, respectively. These costs are recorded in Restructuring and other costs on the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.

At September 30, 2018, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$7.7	$48.2	$—	$55.9
Provisions	1.0	0.7	20.8	22.5
Amounts applied	(2.8)	(12.3)	(6.8)	(21.9)
Change in estimates	(0.2)	(1.8)	(0.3)	(2.3)
Balance at September 30, 2018	$5.7	$34.8	$13.7	$54.2

	Lease/Contract Terminations
(in millions)	2016 and Prior Plans	2017 Plans	Total

Balance at December 31, 2017	$0.4	$0.2	$0.6
Provisions	0.3	0.1	0.4
Amounts applied	—	(0.3)	(0.3)
Change in estimates	0.1	—	0.1
Balance at September 30, 2018	$0.8	$—	$0.8

	Other Restructuring Costs
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$2.1	$1.7	$—	$3.8
Provisions	0.9	0.5	0.4	1.8
Amounts applied	(1.8)	(0.5)	(0.3)	(2.6)
Balance at September 30, 2018	$1.2	$1.7	$0.1	$3.0

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2017	Provisions	Amounts Applied	Change in Estimates	September 30, 2018

Technologies & Equipment	$46.9	$17.3	$(11.0)	$(1.9)	$51.3
Consumables	13.3	5.1	(11.1)	(0.3)	7.0
All Other	0.1	2.3	(2.7)	—	(0.3)
Total	$60.3	$24.7	$(24.8)	$(2.2)	$58.0

Other Costs

Other costs for the three and nine months ended September 30, 2018 were $0.4 million and $188.7 million, respectively. For the three months ended September 30, 2018, other costs were primarily related to legal settlements.  For the nine months ended September 30, 2018, the Company recorded an impairment charge of $179.2 million. The impaired indefinite-lived intangibles were tradenames and trademarks related to two reporting units within the Technologies & Equipment segment and one reporting unit within the Consumables segment. For further information, see Note 14, Goodwill and Intangibles.

Other costs for the three and nine months ended September 30, 2017 were $7.9 million and $88.9 million, respectively. For the three months ended September 30, 2017, other costs were primarily related to legal settlements.  For the nine months ended September 30, 2017, the Company recorded an impairment charge of $79.8 million. The impaired indefinite-lived intangibles were tradenames and trademarks related to two reporting units within the Technologies & Equipment segment.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2018 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$379.3	$272.6
Interest rate swaps	110.5	110.5
Total derivative instruments designated as cash flow hedges	$489.8	$383.1

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At September 30, 2018, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

Gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three and nine months ended September 30, 2018 and 2017 were insignificant.

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

The following table summarizes the notional amount of hedges of net investments by derivative instrument at September 30, 2018 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$604.2	$302.1
Cross currency basis swaps	285.1	—
Total for instruments not designated as hedges	$889.3	$302.1

Gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2018 and 2017 were insignificant.

The following table summarizes the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company's Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2018.

	September 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$11.0	Interest expense	$5.5
		Other expense (income), net	(7.1)
Foreign exchange forward contracts	17.9	Other expense (income), net	9.9
Total for net investment hedging	$28.9		$8.3

The amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company's Consolidated Statement of Operations related to the hedges of net investments for the nine months ended September 30, 2017 were insignificant.

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

The following table summarizes the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2018 and the notional amounts expected to mature during the next 12 months:

	Aggregate	Aggregate Notional Amount Maturing within 12 Months
	Notional
(in millions)	Amount

Foreign exchange forward contracts	$293.4	$293.4
Interest rate swaps	68.6	68.6
Net investment hedges	1.7	1.7
Total for instruments not designated as hedges	$363.7	$363.7

Gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2018 and 2017 were insignificant.

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

Offsetting of financial liabilities under netting arrangements at September 30, 2018 were insignificant. Offsetting of financial assets under netting arrangements at September 30, 2018 were as follows:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$23.7	$—	$23.7	$(5.9)	$—	$17.8
Cross currency basis swaps	3.9	—	3.9	(2.1)	—	1.8
Total Assets	$27.6	$—	$27.6	$(8.0)	$—	$19.6

Offsetting of financial assets under netting arrangements at December 31, 2017 were insignificant. Offsetting of financial liabilities under netting arrangements at December 31, 2017 were as follows:

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, was $1,584.1 million and $1,583.8 million, respectively at September 30, 2018.  At December 31, 2017, the Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,629.9 million and $1,620.8 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

Liabilities that were accounted for at fair value on a recurring basis at September 30, 2018 were insignificant. The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2018 and both assets and liabilities at December 31, 2017:

	September 30, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$3.9	$—	$3.9	$—
Foreign exchange forward contracts	23.7	—	23.7	—
Total assets	$27.6	$—	$27.6	$—

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.8	$—	$4.8	$—
Available-for-sale security	54.4	—	54.4	—
Total assets	$59.2	$—	$59.2	$—

Liabilities
Interest rate swaps	$0.4	$—	$0.4	$—
Foreign exchange forward contracts	21.6	—	21.6	—
Contingent considerations on acquisitions	8.6	—	—	8.6
Total liabilities	$30.6	$—	$22.0	$8.6

There have been no transfers between levels during the nine months ended September 30, 2018 and 2017.

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

Other Tax Matters

During the three months ended September 30, 2018, the Company recorded the following discrete tax items, $0.3 million of excess tax benefit related to employee share-based compensation, $0.2 million related to enacted statutory rate changes and $0.6 million of tax expense for other discrete tax matters.  In addition the Company also recorded a $2.2 million tax expense as a discrete item related to the gain on sale of marketable securities.

The Company recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to tax-deductible goodwill for the nine months ended September 30, 2018.

During the three months ended September 30, 2017, the Company recorded the following discrete tax items, $1.5 million of excess tax benefit related to employee share-based compensation, $0.3 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense for other discrete tax matters.

The Company recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge that was recorded during the nine months ended September 30, 2017. The goodwill impairment charge was non-deductible for income tax purposes.

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

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At September 30, 2018, the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

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

For the Global Intangible Low Tax Income (“GILTI”) provision of the Act, the Company recorded an estimate for the nine months ended September 30, 2018, as a period expense based on current guidance, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

NOTE 13 – FINANCING ARRANGEMENTS

On August 28, 2018, the Company paid the annual principal payment of $8.8 million representing a 5% mandatory principal payment due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. The sixth annual installment in the amount of $8.8 million will be due in August 2019 and has been classified as current on the Consolidated Balance Sheet.

At September 30, 2018, there were no outstanding borrowings under the current $700.0 million multi-currency revolving credit facility. The Company had $131.0 million of Commercial Paper which was outstanding at September 30, 2018.  The multi-currency revolving credit facility serves as a back-stop facility for the Company’s $500.0 million Commercial Paper program.

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

At September 30, 2018, the Company had $595.3 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2018, the Company was in compliance with all debt covenants.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment tests of goodwill as of April 30, 2018 on 11 reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit and operating expense assumptions taking into consideration historical trends as well as future expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows are discounted based on a range between 7.9% to 10.5%. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. The Company’s significant estimates in the discounted cash flow models include, but not limited to, the weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

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

The Orthodontics reporting unit goodwill impairment charge was primarily driven by lower operating margins and lower sales growth. The products manufactured and sold within this reporting unit have consisted mainly of traditional orthodontic treatment products, (i.e., brackets, bands and wires). The impairment charge is unrelated to the Company’s acquisition of OraMetrix. The Company has observed a continuing decline in operating margins as the marketplace has seen higher than expected price competition primarily due to increased supply of traditional orthodontic products in the market. In addition, the Company has seen lower than expected revenue growth which is reflected in its future forecast. The Company believes the revenue trend is the result of competition as well as the growing end-user demand for newer orthodontic treatment options.

At September 30, 2018, the Company did not identify any impairment triggers related to the reporting units noted above.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.6 million at September 30, 2018.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2018, which largely consist of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $179.2 million for the three months ended June 30, 2018 which was recorded in Restructuring and other costs on the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM, Imaging, and Instrument reporting units. The impairment charge was primarily driven by a decline in forecasted sales resulting from increased competition and the impact of low-cost competitive products, as discussed above with respect to goodwill. In addition, the unfavorable impact of an increase in the equipment reporting units’ respective risk factors, along with increases in the risk-free rate, increased the discount rate. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. At September 30, 2018, the Company did not identify any impairment triggers for the indefinite-lived asset related to the reporting units noted above.

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2017	$3,660.6	$878.6	$4,539.2
Acquisition related additions	5.0	57.2	62.2
Measurement period adjustments on prior acquisitions	—	0.5	0.5
Impairment	(1,017.2)	(68.5)	(1,085.7)
Effects of exchange rate changes	(59.3)	(13.3)	(72.6)
Balance at September 30, 2018	$2,589.1	$854.5	$3,443.6

The following table provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,257.2	$(2,668.1)	$2,589.1	$5,311.5	$(1,650.9)	$3,660.6
Consumables	923.0	(68.5)	854.5	878.6	—	878.6
Total effect of cumulative impairment	$6,180.2	$(2,736.6)	$3,443.6	$6,190.1	$(1,650.9)	$4,539.2

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,411.4	$(381.4)	$1,030.0	$1,385.5	$(305.0)	$1,080.5
Trademarks	82.5	(62.8)	19.7	76.4	(46.5)	29.9
Licensing agreements	36.1	(25.8)	10.3	31.2	(24.8)	6.4
Customer relationships	1,091.2	(318.4)	772.8	1,109.1	(272.0)	837.1
Total definite-lived	$2,621.2	$(788.4)	$1,832.8	$2,602.2	$(648.3)	$1,953.9

Indefinite-lived tradenames and trademarks	$655.2	$—	$655.2	$846.8	$—	$846.8

Total identifiable intangible assets	$3,276.4	$(788.4)	$2,488.0	$3,449.0	$(648.3)	$2,800.7

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

On January 11, 2018, Thomas Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. The Court held an initial hearing on the matter on April 11, 2018. Mr. Redlich filed his reply on July 9, 2018. The Company filed its response to that reply on August 23, 2018, refuting the allegations in Mr. Redlich’s reply and continuing to deny liability under the alleged agreement. The Court held a hearing on August 30, 2018 where the parties outlined their respective legal positions. The Court has set further hearings for late January 2019 for testimony of the parties and key witnesses. The Company continues to defend this claim vigorously.

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

On June 7, 2018, John Castronovo filed a putative class action suit in the County of New York alleging that the Company and certain of its present and former officers and directors violated U.S. securities laws by allegedly making false and misleading statements in connection with a February 2016 registration statement issued in connection with the acquisition of and merger with former Sirona Dental Systems, Inc. by former Dentsply International Inc. On August 9, 2018, Irving Golombeck filed a class action on behalf of the same purported class with similar allegations. On September 19, 2018, the Court consolidated the two actions and ordered plaintiffs to either file a consolidated complaint or designate one of the previously filed complaints as operative within 45 days of the order.

On October 9, 2018, Defendants filed a motion to stay discovery pending determination of their forthcoming motion to dismiss. The parties are awaiting an oral argument date on the motion to stay. Plaintiffs filed an amended complaint on November 2, 2018. Per stipulation, Defendants intend to move to dismiss the complaint by December 17, 2018, with any opposition by plaintiffs to Defendants' contemplated motion to dismiss due by January 31, 2019, and any reply by Defendants in further support due by March 1, 2019. The Company intends to defend itself vigorously.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2012 and 2013. On August 31, 2018, the IRS issued a Notice of Proposed Adjustment relating to the Company’s worthless stock deduction taken in 2013 in the amount of $546 million, which IRS proposes to disallow under alternative theories. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2013 and 2014 tax years. The IRS additionally proposes to impose penalties that range from $38 million to $74 million. The Company anticipates that it will soon receive a “30-day letter” and a Revenue Agent’s Report (“RAR”) that will propose an assessment of taxes and penalties relating to the disallowed deduction, subject to interest. The Company plans to thereafter submit a formal protest disputing on multiple grounds any proposed taxes and penalties.

The Company believes the IRS position is without merit and that it is more likely-than-not the Company's position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings that would have a material adverse effect on the consolidated results of operations, financial position and liquidity of the Company.

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

OVERVIEW

Highlights

• For the three months ended September 30, 2018, the Company reported a sales decrease of 8.0% compared to the three months ended September 30, 2017. On a constant currency basis sales decreased 5.9% compared to the same year ago period.

• On a geographic basis, the Company generated constant currency sales growth of 1.8% in the Rest of World region, a decline of 8.4% in Europe, and a decline in the United States of 8.8% for the three month period ended September 30, 2018.

• For the three months ended September 30, 2018, the Company generated earnings per diluted common share of $0.13 compared to earnings per diluted common share of $0.39 for the three months ended September 30, 2017. Adjusted earnings per diluted common share (a non-US GAAP measure as reconciled under Net income attributable to Dentsply Sirona below) for the three months ended September 30, 2018 was $0.38 compared to $0.70 earnings per diluted common share for the three months ended September 30, 2017.

• Cash flow from operations for the first nine months of 2018 was $297.6 million, as compared to $373.0 million in the first nine months of 2017.

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

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs. While the current period results continue to reflect the unfavorable impact of incomplete integration related activities, the Company believes that the future benefits from these global efficiency and integration initiatives will improve its cost structure. In 2017, the Company targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time.  For the nine months ended September 30, 2018, the Company achieved cost savings of approximately $50 million related to this target.  The Company expects to realize an additional cost savings of approximately $20 million through December 31, 2018. The Company expects to realize the remainder of the cost savings through the restructuring plan noted below.

On November 5, 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization, with the understanding that such restructuring plan may continue to evolve as the Company progresses through the continued planning and execution of the plan. The plan includes a restructuring of the business through streamlining the organization and consolidating functions. The restructuring plan anticipates a net reduction in the Company’s global workforce of approximately 6% to 8%, and the Company will consult with employee representation in connection with the execution of the restructuring plan where required. The Company anticipates that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. The Company expects to incur approximately $275 million in one-time expenditures and charges. There can be no assurance that the cost reductions and results will be achieved.

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

The Company continues to be impacted by the transition in distribution strategy with Patterson Companies, Inc. (“Patterson”) and Henry Schein, Inc. (“Henry Schein”). During 2017, the Company signed new distribution agreements with Patterson and Henry Schein for the Company’s equipment products. The Company shipped initial stocking orders for the equipment products to Henry Schein under the agreements primarily in the second and third quarters of 2017 which resulted in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales growth in the first nine months of 2018 by approximately $75 million. Based on the Company’s estimate, distributor inventories increased during the first nine months of 2017 by approximately $6 million as compared to a decrease of approximately $69 million during the first nine months of 2018. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.

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

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2017

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

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Net sales	$928.4	$1,009.2	$(80.8)	(8.0)%
Less: precious metal content of sales	7.8	9.4	(1.6)	(17.0)%
Net sales, excluding precious metal content	$920.6	$999.8	$(79.2)	(7.9)%

Net sales, excluding precious metal content, for the three months ended September 30, 2018 were $920.6 million, a decrease of $79.2 million from the three months ended September 30, 2017. The decrease in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $69 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $34 million during the three months ended September 30, 2018, compared to a increase of approximately $35 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.  Additionally, the Company relocated its European distribution center in 2018 and recently experienced challenges in meeting regular service levels. During the quarter ended September 30, 2018, net sales were negatively impacted by approximately $20 million. The Company has implemented management and systems changes and is currently seeing improvements in service and shipment levels. However, the Company expects to recover only a portion of these sales in the fourth quarter and also expects that full service and shipment levels may not be achieved until early 2019.

For the three months ended September 30, 2018, net sales, excluding precious metal content, decreased 5.9% on a constant currency basis. This includes a benefit of 0.6% from acquisitions, which results in negative internal sales growth of 6.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.8% due to the strengthening of the U.S. dollar over the prior year period. The negative internal sales growth was attributable to both segments.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

United States	$327.4	$362.3	$(34.9)	(9.6)%

Europe	343.2	379.6	(36.4)	(9.6)%

Rest of World	250.0	257.9	(7.9)	(3.1)%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	September 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$328.7	$348.8	$250.9	$928.4
Less: precious metal content of sales	1.3	5.6	0.9	7.8
Net sales, excluding precious metal content	327.4	343.2	250.0	920.6
Acquisition related adjustments (a)	3.2	—	—	3.2
Non-US GAAP net sales, excluding precious metal content	$330.6	$343.2	$250.0	$923.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards
.

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

United States

Net sales decreased by 9.6% in the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Net sales, excluding precious metal content, decreased by 9.6% in the third quarter of 2018 as compared to the third quarter of 2017.

For the three month period ended September 30, 2018, net sales, excluding precious metal content, decreased 8.8% on a constant currency basis. This includes a benefit of 1.2% from acquisitions, which results in negative internal sales growth of 10.0%. The negative internal sales growth was attributable to the Technologies & Equipment segment.

Based on the Company’s estimate, sales growth for the three months ended September 30, 2018 was negatively impacted by approximately $69 million from net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at the two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $35 million during the three months ended September 30, 2018 compared to a increase of approximately $34 million during the three months of September 30, 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018 in the United States. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million in this region.

Europe

Net sales decreased by 9.8% in the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Net sales, excluding precious metal content, decreased by 9.6% in the third quarter of 2018 as compared to the third quarter of 2017, which was negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period.  Additionally, the Company relocated its European distribution center in 2018 and recently experienced challenges in meeting regular service levels. During the quarter ended September 30, 2018, net sales were negatively impacted by approximately $20 million. The Company has implemented management and systems changes and is currently seeing improvements in service and shipment levels. However, the Company expects to recover only a portion of these sales in the fourth quarter and also expects that full service and shipment levels may not be achieved until early 2019.

For the three month period ended September 30, 2018, net sales, excluding precious metal content, decreased 8.4% on a constant currency basis, resulting in negative internal sales growth of 8.4%. The decline in internal sales growth was driven primarily by the Consumables segment.

Rest of World

Net sales decreased by 3.1% in the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Net sales, excluding precious metal content, decreased 3.1% in the third quarter of 2018 as compared to the third quarter of 2017, which was negatively impacted by approximately 4.9% due to the strengthening of the U.S. dollar over the prior year period.

For the three month period ended September 30, 2018, sales, excluding precious metal content, increased 1.8% on a constant currency basis. This includes a benefit of 0.3% from acquisitions, which results in internal sales growth of 1.5%. The internal sales growth was driven by the Consumables segment, partially offset by the Technologies & Equipment segment.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Gross profit	$476.1	$559.0	$(82.9)	(14.8)%

Gross profit as a percentage of net sales, including precious metal content	51.3%	55.4%
Gross profit as a percentage of net sales, excluding precious metal content	51.7%	55.9%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 420 basis points for the quarter ended September 30, 2018 as compared to the same three month period ended September 30, 2017.

For the three months ended September 30, 2018, the decrease in the gross profit rate was primarily driven by unfavorable manufacturing costs including the effect of dealer destocking, product pricing, product mix and the impact of business combination-related costs which together impacted the rate approximately 440 basis points, partially offset by the benefit of the Company’s global efficiency initiatives and the impact of foreign currency as compared to the three months ended September 30, 2017.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$418.5	$430.5	$(12.0)	(2.8)%
Restructuring and other costs	12.1	20.6	(8.5)	NM

SG&A as a percentage of net sales, including precious metal content	45.1%	42.7%
SG&A as a percentage of net sales, excluding precious metal content	45.5%	43.1%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended September 30, 2018 increased 240 basis points as compared to the quarter ended September 30, 2017. The higher rate was primarily driven by an increase in compensation related to sales force expansion and selling costs which impacted the rate by approximately 260 basis points partially reduced by lower professional services as compared to the three months ended September 30, 2017.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $12.1 million for the three months ended September 30, 2018 compared to $20.6 million for the three months ended September 30, 2017.

During the three months ended September 30, 2018, and 2017, the Company recorded $0.4 million and $7.5 million, respectively, in other costs mostly related to legal settlements.

On November 5, 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization.  The Company anticipates that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021.  The Company expects to incur approximately $275 million in one-time expenditures and charges.  There can be no assurance that the cost reductions and results will be achieved.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2018	2017	Change

Net interest expense	$9.1	$9.4	$(0.3)
Other expense (income), net	4.7	0.9	3.8
Net interest and other expense	$13.8	$10.3	$3.5

Net Interest Expense

Net interest expense for the three months ended September 30, 2018 decreased $0.3 million as compared to the three months ended September 30, 2017.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2018 was expense of $4.7 million. Other expense (income), net for the three months ended September 30, 2017 was expense of $0.9 million.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2018	2017	$ Change

Provision (benefit) for income taxes	$4.2	$7.1	$(2.9)

Effective income tax rate	13.2%	7.3%

Net income attributable to Dentsply Sirona	$28.0	$90.6	$(62.6)

Net income per common share - diluted	$0.13	$0.39

Provision for Income Taxes

For the three months ended September 30, 2018, income taxes were a provision of $4.2 million as compared to a provision of $7.1 million in the quarter ended September 30, 2017.

During the quarter ended September 30, 2018, the Company recorded the following discrete tax items, $0.3 million of excess tax benefit related to employee share-based compensation, $0.2 million related to enacted statutory rate changes and $0.6 million of tax expense for other discrete tax matters.  In addition the Company also recorded $2.2 million of tax expense as a discrete item related to the gain on sale of marketable securities.  Excluding these discrete tax items the Company’s effective tax rate was 6.7%.

For the third quarter of 2017, the Company recorded the following discrete tax items, $1.5 million of excess tax benefit related to employee share-based compensation, $0.3 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense related to other discrete tax matters. Excluding these discrete tax items, the Company’s effective tax rate was 6.5%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the third quarter of 2018 included the net impact of amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $77.1 million and $20.5 million, respectively.

The Company’s effective income tax rate for the third quarter of 2017 included the net impact of purchased intangible assets, restructuring program related costs and other costs, business combination related costs, fair value adjustments, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $103.6 million and $29.9 million, respectively.

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

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At September 30, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and considers that conclusion to be incomplete under SAB 118.

For the three months ended September 30, 2018, the Company recorded an estimate for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, based on current guidance, as a period expense.  The Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

	Three Months Ended
	September 30, 2018
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$28.0	$0.13
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	49.6
Restructuring program related costs and other costs	18.6
Business combination related costs and fair value adjustments	6.7
Credit risk and fair value adjustments	2.2
Tax impact of the pre-tax non-US GAAP adjustments (a)	(20.8)
Subtotal non-US GAAP adjustments	56.3	0.25
Income tax related adjustments	0.3	—
Adjusted non-US GAAP net income	$84.6	$0.38

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Three Months Ended
	September 30, 2017
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$90.6	$0.39
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	$48.7
Restructuring program related costs and other costs	46.3
Business combination related costs and fair value adjustments	$6.8
Credit risk and fair value adjustments	1.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	$(33.9)
Subtotal non-US GAAP adjustments	69.7	0.29
Income tax related adjustments	4.0	0.02
Adjusted non-US GAAP net income	$164.3	$0.70

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

	Three Months Ended
	September 30, 2018
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$45.5	4.9%
Amortization of purchased intangible assets	49.6	5.4%
Restructuring program related costs and other costs	18.6	2.0%
Business combination related costs and fair value adjustments	6.5	0.7%
Adjusted non-US GAAP Operating Income	$120.2	13.0%

	Three Months Ended
	September 30, 2017
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$107.9	10.8%
Amortization of purchased intangible assets	48.7	4.9%
Restructuring program related costs and other costs	46.7	4.7%
Business combination related costs and fair value adjustments	6.6	0.6%
Credit risk and fair value adjustments	1.8	0.2%
Adjusted non-US GAAP Operating Income	$211.7	21.2%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$487.4	$549.1	$(61.7)	(11.2)%

Consumables	433.2	450.7	(17.5)	(3.9)%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$47.8	$127.0	$(79.2)	(62.4)%

Consumables	109.7	129.8	(20.1)	(15.5)%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	September 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$495.2	$433.2	$928.4
Less: precious metal content of sales	7.8	—	7.8
Net sales, excluding precious metal content	487.4	433.2	920.6
Acquisition related adjustments (a)	—	3.2	3.2
Non-US GAAP net sales, excluding precious metal content	$487.4	$436.4	$923.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	September 30, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$558.5	$450.7	$1,009.2
Less: precious metal content of sales	9.4	—	9.4
Net sales, excluding precious metal content	549.1	450.7	999.8
Merger related adjustments (a)	1.0	—	1.0
Non-US GAAP net sales, excluding precious metal content	$550.1	$450.7	$1,000.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

Technologies & Equipment

Net sales decreased by 11.3% in the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Net sales, excluding precious metal content, decreased by 11.2% in the third quarter of 2018 as compared to the third quarter of 2017. Net sales, excluding precious metal content, were negatively impacted by approximately 2.0% due to the strengthening of the U.S. dollar over the prior year period. The decrease in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $69 million as a result of net changes in equipment inventory levels in the current quarter as compared to the prior year quarter at certain distributors in North America, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $34 million during the three months ended September 30, 2018, compared to a increase of approximately $35 million in the same three month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.

For the three months ended September 30, 2018, net sales, excluding precious metal content, decreased 9.4% on a constant currency basis compared to the three months ended September 30, 2017. This includes a decrease of approximately 0.1% related to the disposal of a non-strategic business, which results in negative internal sales growth of 9.3%. Internal sales growth declined in all regions.

The operating income decreased $79.2 million or 62.4% for the three months ended September 30, 2018 as compared to the same three month period in 2017. The decrease is primarily the result of the net change in equipment inventory as noted above, as well as unfavorable product pricing and product mix, as compared to the three months ended September 30, 2017.

Consumables

Net sales decreased by 3.9% in the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Net sales, excluding precious metal content, decreased 3.9% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Net sales, excluding precious metal content, were negatively impacted by approximately 1.4% due to the strengthening of the U.S. dollar over the same prior year period.  Additionally, the Company relocated its European distribution center in 2018 and recently experienced challenges in meeting regular service levels. During the quarter ended September 30, 2018, net sales were negatively impacted by approximately $20 million. The Company has implemented management and systems changes and is currently seeing improvements in service and shipment levels. However, the Company expects to recover only a portion of these sales in the fourth quarter and also expects that full service and shipment levels may not be achieved until early 2019.

For the three month period ended September 30, 2018, net sales, excluding precious metal content, decreased 1.8% on a constant currency basis. This includes a benefit of 1.2% from acquisitions, which results in negative internal sales growth of 3.0%. The negative internal sales growth was driven by the Europe region, partially offset by the Rest of World region.

The operating income decreased $20.1 million or 15.5% for the three months ended September 30, 2018 as compared to the same three month period in 2017. The decrease is primarily related to the relocation of the Company's distribution in Europe and the impact of unfavorable manufacturing variances, as well as unfavorable product pricing and product mix, as compared to the three months ended September 30, 2017.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Net sales	$2,926.6	$2,902.4	$24.2	0.8%
Less: precious metal content of sales	27.5	30.2	(2.7)	(8.9)%
Net sales, excluding precious metal content	$2,899.1	$2,872.2	$26.9	0.9%

Net sales, excluding precious metal content, for the nine months ended September 30, 2018 were $2,899.1 million, an increase of $26.9 million from the nine months ended September 30, 2017. The increase in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $75 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $69 million during the nine months ended September 30, 2018, compared to a increase of approximately $6 million in the same nine month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.

For the nine months ended September 30, 2018, net sales, excluding precious metal content, decreased 1.9% on a constant currency basis. This includes a benefit of 0.5% from acquisitions, which results in negative internal sales growth of 2.4%. Net sales, excluding precious metal content, were positively impacted by approximately 2.9% due to the weakening of the U.S. dollar over the prior year period. The decline in internal sales growth was primarily attributable to the Technologies & Equipment segment.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

United States	$955.0	$1,004.7	$(49.7)	(4.9)%

Europe	1,180.0	1,138.6	41.4	3.6%

Rest of World	764.1	728.9	35.2	4.8%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Nine Months Ended
	September 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$958.9	$1,201.0	$766.7	$2,926.6
Less: precious metal content of sales	3.9	21.0	2.6	27.5
Net sales, excluding precious metal content	955.0	1,180.0	764.1	2,899.1
Acquisition related adjustments (a)	5.3	—	—	5.3
Non-US GAAP net sales, excluding precious metal content	$960.3	$1,180.0	$764.1	$2,904.4
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Nine Months Ended
	September 30, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,009.0	$1,161.5	$731.9	$2,902.4
Less: precious metal content of sales	4.3	22.9	3.0	30.2
Net sales, excluding precious metal content	1,004.7	1,138.6	728.9	2,872.2
Merger related adjustments (a)	4.0	—	—	4.0
Non-US GAAP net sales, excluding precious metal content	$1,008.7	$1,138.6	$728.9	$2,876.2
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

United States

Net sales decreased by 5.0% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, decreased by 4.9% in the nine months ended September 30, 2018 as compared to the same nine month period of 2017.

For the nine month period ended September 30, 2018, net sales, excluding precious metal content, decreased 4.7% on a constant currency basis. This includes a benefit of 0.8% from acquisitions, which results in negative internal sales growth of 5.5%. The decline in internal sales growth was attributable to both segments, led by the Technologies & Equipment segment.

Based on the Company’s estimate, net sales, excluding precious metal content, was negatively impacted by approximately $80 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at the two distributors in the United States related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $65 million during the nine months ended September 30, 2018 as compare to an increase of $15 million during the nine months ended September 30, 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.

Europe

Net sales increased by 3.4% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, increased by 3.6% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was positively impacted by approximately 6.7% due to the weakening of the U.S. dollar over the prior year period.

For the nine month period ended September 30, 2018, net sales, excluding precious metal content, decreased 3.0% on a constant currency basis. This includes a benefit of 0.2% from acquisitions, which results in negative internal sales growth of 3.2%. The decline in internal sales growth was driven by both segments.

Rest of World

Net sales increased by 4.8% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, increased 4.8% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was positively impacted by approximately 1.2% due to the weakening of the U.S. dollar over the prior year period.

For the nine month period ended September 30, 2018, sales, excluding precious metal content, increased 3.6% on a constant currency basis. This includes a benefit of 0.3% from acquisitions, which results in internal sales growth of 3.3%. Internal sales growth was driven by both segments, primarily led by the Consumables segment.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Gross profit	$1,543.0	$1,595.2	$(52.2)	(3.3)%

Gross profit as a percentage of net sales, including precious metal content	52.7%	55.0%
Gross profit as a percentage of net sales, excluding precious metal content	53.2%	55.5%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 230 basis points for the nine months ended September 30, 2018 as compared to the same nine month period ended September 30, 2017.

For the nine months ended September 30, 2018, the decrease in the gross profit rate was primarily driven by unfavorable manufacturing costs including the effect of dealer destocking and product mix, partially offset by the benefit of the Company’s global efficiency initiatives as compared to the nine months ended September 30, 2017.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,285.9	$1,252.8	$33.1	2.6%
Goodwill impairment	1,085.8	1,092.9	(7.1)	(0.6)%
Restructuring and other costs	211.2	105.4	105.8	NM

SG&A as a percentage of net sales, including precious metal content	43.9%	43.2%
SG&A as a percentage of net sales, excluding precious metal content	44.4%	43.6%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the nine months ended September 30, 2018 increased 80 basis points compared to the nine months ended ended September 30, 2017. The higher rate was primarily driven by increased compensation costs and selling expenses as compared to the nine months ended September 30, 2017.

Goodwill impairment

For the nine months ended September 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge is related to two reporting units within the Technologies & Equipment segment and one reporting unit within the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unconsolidated Financial Statements in Part I, Item I of this Form 10-Q.

For the nine months ended September 30, 2017, the Company recorded a goodwill impairment charge of $1,092.9 million. The charge was related to three reporting units within the Technologies & Equipment segment.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $211.2 million for the nine months ended September 30, 2018 compared to $105.4 million for the nine months ended September 30, 2017. The Company recorded $22.5 million in restructuring costs during the nine months ended September 30, 2018 compared to $16.5 million in restructuring costs during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company recorded an impairment charge of $179.2 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing as well as an intangible with the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

During the nine months ended September 30, 2017, the Company recorded an impairment charge of $79.8 million related to certain tradenames within the reporting units in the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing.

On November 5, 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization. The Company anticipates that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. The Company expects to incur approximately $275 million in one-time expenditures and charges. There can be no assurance that the cost reductions and results will be achieved.

Other Income and Expense

	Nine Months Ended
(in millions)	2018	2017	Change

Net interest expense	$26.3	$27.0	$(0.7)
Other expense (income), net	(30.4)	7.7	(38.1)
Net interest and other expense	$(4.1)	$34.7	$(38.8)

Net Interest Expense

Net interest expense for the nine months ended September 30, 2018 decreased $0.7 million as compared to the nine months ended September 30, 2017.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2018 was income of $30.4 million, comprised primarily of a gain recorded on the sale of marketable securities. Other expense (income), net for the nine months ended September 30, 2017 was expense of $7.7 million.

Income Taxes and Net Income

	Nine Months Ended
(in millions, except per share data)	2018	2017	$ Change

Provision (benefit) for income taxes	$(23.4)	$9.5	$(32.9)

Effective income tax rate	NM	NM

Net loss attributable to Dentsply Sirona	$(1,012.8)	$(899.6)	$(113.2)

Net loss per common share - diluted	$(4.50)	$(3.92)
NM - Not meaningful

Provision for Income Taxes

For the nine months ended September 30, 2018, income taxes were a net benefit of $23.4 million compared to a net expense of $9.5 million in the nine months ended September 30, 2017.

In the first nine months of 2018, the Company recorded the following discrete tax items, $3.0 million of excess tax benefit related to employee share-based compensation, tax expense of $0.5 million related to valuation allowances, tax benefit of $2.5 million related to enacted statutory rate changes, tax expense of $7.2 million for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 related to tax-deductible goodwill for the nine months ended September 30, 2018.  In addition the Company also recorded $2.7 million of tax expense as a discrete item related to the gain on sale of marketable securities.  Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, and tax deductible and non-deductible goodwill impairment charges, the Company’s effective tax rate was 15.8%.

In the first nine months of 2017, the Company recorded the following discrete tax items, $12.0 million of excess tax benefit related to employee share-based compensation, $13.0 million of tax expense related to enacted statutory rate changes and $2.0 million of tax expense related to other discrete tax matters. The Company also recorded a $23.5 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge recorded during the nine months ended September 30, 2017. Excluding these discrete tax items and adjusting pretax loss to exclude the pretax loss related to the impairment of the indefinite-lived intangible assets and non-deductible goodwill impairment, charge the Company’s effective tax rate was 10.6%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first nine months of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments, income tax related adjustments and the gain on sale of marketable securities, which impacted income before income taxes and the provision for income taxes by $1,450.6 million and $113.7 million, respectively.

The Company’s effective income tax rate for the first nine months of 2017 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments and income tax related adjustments which impacted the loss before income taxes and the provision for income taxes by $1,411.7 million and $83.4 million, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate to 21% in 2018 from 35%, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and created a new U.S. minimum tax on earnings of foreign subsidiaries. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of the Act and provides a measurement period of up to one year from the Act’s enactment date for companies to complete their accounting under Accounting Standards Codification No. 740 “Income Taxes”, (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has accounted for the tax effects of the Act on a provisional basis. At December 31, 2017, the accounting for certain income tax effects was incomplete, but the Company determined reasonable estimates for those effects which were included in the financial statements. During the nine months ended September 30, 2018, a tax benefit of $3.4 million related to provisional estimates was recorded. The Company expects to complete the accounting during 2018 to comply with the one year measurement period.

Based on information available, at December 31, 2017, the Company estimated the cumulative undistributed foreign earnings and recorded a provisional estimate of income tax expense related to the one-time deemed repatriation toll charge. There is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, the Company has not yet completed the analysis of the components of the computation, including the amount of the foreign earnings subject to U.S. income tax, and the portion of the foreign earnings held in cash or other specified assets. At September 30, 2018, primarily due to the utilization of foreign tax credit carryforwards and certain other tax attributes the estimated cash liability for the deemed repatriation of foreign earnings is approximately $1.0 million. However, as the Company completes its analysis an additional liability could be recorded and the Company would elect to make installment payments as allowed under the Act.

As a result of the Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the one-time deemed repatriation toll charge. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Act and consider that conclusion to be incomplete under SAB 118.

For the nine months ended September 30, 2018, the Company recorded an estimate for the Global Intangible Low Tax Income (“GILTI”) provision of the Act, based on current guidance, as a period expense, but the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

	Nine Months Ended
	September 30, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	(1,012.8)	$(4.50)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,313.1
Amortization of purchased intangible assets	149.7
Business combination related costs and fair value adjustments	16.5
Credit risk and fair value adjustments	15.4
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(116.4)
Subtotal non-US GAAP adjustments	1,334.2	5.88
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.01
Income tax related adjustments	2.7	0.04
Adjusted non-US GAAP net income	$324.1	$1.43

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the nine months ended September 30 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per common share includes the dilutive effect of common stock.
Shares used in calculating diluted US GAAP net loss per common share		224.9
Shares used in calculating diluted non-US GAAP net income per common share		226.8

	Nine Months Ended
	September 30, 2017
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(899.6)	$(3.92)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,229.2
Amortization of purchased intangible assets	140.4
Business combination related costs and fair value adjustments	36.9
Credit risk and fair value adjustments	5.2
Tax impact of the pre-tax non-US GAAP adjustments (a)	(91.0)
Subtotal non-US GAAP adjustments	1,320.7	5.66
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.07
Income tax related adjustments	7.6	0.03
Adjusted non-US GAAP net income	$428.7	$1.84

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the nine months ended September 30 2017, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per common share includes the dilutive effect of common stock.
Shares used in calculating diluted US GAAP net loss per common share		229.6
Shares used in calculating diluted non-US GAAP net income per common share		233.4

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

	Nine Months Ended
	September 30, 2018
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,039.9)	(35.9)%
Restructuring program related costs and other costs	1,313.1	45.3%
Amortization of purchased intangible assets	149.7	5.2%
Business combination related costs and fair value adjustments	15.2	0.5%
Adjusted non-US GAAP Operating Income	$438.1	15.1%

	Nine Months Ended
	September 30, 2017
(in millions)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(855.9)	(29.8)%
Restructuring program related costs and other costs	1,228.5	42.8%
Amortization of purchased intangible assets	140.4	4.9%
Business combination related costs and fair value adjustments	36.3	1.2%
Credit risk and fair value adjustments	5.2	0.2%
Adjusted non-US GAAP Operating Income	$554.5	19.3%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$1,524.8	$1,540.1	$(15.3)	(1.0)%

Consumables	1,374.3	1,332.1	42.2	3.2%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2018	2017	$ Change	% Change

Technologies & Equipment	$199.6	$278.9	$(79.3)	(28.4)%

Consumables	362.9	368.7	(5.8)	(1.6)%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Nine Months Ended
	September 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,552.3	$1,374.3	$2,926.6
Less: precious metal content of sales	27.5	—	27.5
Net sales, excluding precious metal content	1,524.8	1,374.3	2,899.1
Acquisition related adjustments (a)	—	5.3	5.3
Non-US GAAP net sales, excluding precious metal content	$1,524.8	$1,379.6	$2,904.4
 (a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

	Nine Months Ended
	September 30, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,570.3	$1,332.1	$2,902.4
Less: precious metal content of sales	30.2	—	30.2
Net sales, excluding precious metal content	1,540.1	1,332.1	2,872.2
Merger related adjustments (a)	4.0	—	4.0
Non-US GAAP net sales, excluding precious metal content	$1,544.1	$1,332.1	$2,876.2
 (a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

Technologies & Equipment

Net sales decreased by 1.1% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, decreased by 1.0% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 3.0% due to the weakening of the U.S. dollar over the prior year period. The increase in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $75 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors in North America, that the Company believes is related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, inventory held by these distributors decreased by approximately $69 million during the nine months ended September 30, 2018, compared to an increase of approximately $6 million in the same nine month period in 2017. At this time, the Company estimates that net changes in distributor inventories will unfavorably impact the Company’s sales by approximately $65 million to $70 million for the balance of 2018. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements is projected to unfavorably impact the Company’s reported sales growth for the full year of 2018 by approximately $140 million to $145 million.

For the nine months ended September 30, 2018, net sales, excluding precious metal content, decreased 4.2% on a constant currency basis as compared to the nine months ended September 30, 2017. This includes a decrease of approximately 0.1% related to the disposal of a non-strategic business, which results in negative internal sales growth of 4.1%. The decline in internal sales growth was driven by the U.S. and Europe, partially offset by internal sales growth in Rest of World region.

The operating income decreased $79.3 million or 28.4% for the nine months ended September 30, 2018 as compared to the same nine month period in 2017. The decrease is primarily the result of the net change in equipment inventory, higher selling, general and administrative expenses, as well as unfavorable product pricing and product mix, as compared to the nine months ended September 30, 2017.

Consumables

Net sales increased by 3.2% in the nine months September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, increased 3.2% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Net sales, excluding precious metal content, were positively impacted by approximately 2.8% due to the weakening of the U.S. dollar over the same prior year period.

For the nine month period ended September 30, 2018, net sales, excluding precious metal content, increased 0.7% on a constant currency basis. This includes a benefit of 1.0% from acquisitions, which results in negative internal sales growth of 0.3%. The negative internal sales growth was primarily driven by the U.S. region and Europe, partially offset by an increase in the Rest of World.

The operating income decreased $5.8 million or 1.6% for the nine months ended September 30, 2018 as compared to the same nine month period in 2017. The decrease is primarily related to higher selling, general and administrative expenses, partially offset by increased sales volume and favorable product mix as compared to the nine months ended September 30, 2017.

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

As a result of the annual impairment tests of goodwill and in conjunction with the preparation of the financial statements for the three months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million related to the CAD/CAM, Imaging and Treatment Center equipment reporting units all within the Technologies segment and the Orthodontics reporting unit within the Consumables segment. The goodwill impairment charge was primarily driven by a change in forecasted sales and gross profit which resulted in a lower fair value for these reporting units. The equipment reporting units were also further impacted by the unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to these reporting units’ forecasts, and to a lesser extent a higher risk-free interest rate as compared to the year ended December 31, 2017. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. At September 30, 2018, the Company did not identify any impairment triggers related to these reporting units.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.6 million at September 30, 2018.

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

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2018, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $179.2 million for the three months ended June 30, 2018 which was recorded in “Restructuring and other costs” on the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment reporting units. The impairment charge was primarily driven by a decline in forecasted sales as well as an unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to these reporting units’ forecasts, and to a lesser extent a higher risk-free interest rate as compared to the year ended December 31, 2017. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.  At September 30, 2018, the Company did not identify any impairment triggers for the indefinite-lived intangible assets related to the reporting units noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2018

Net income decreased $112.3 million compared to the September 30, 2017 period, primarily due to increased impairment charges, and SG&A expenses. Cash flow from operating activities during the nine months ended September 30, 2018 was $297.6 million compared to $373.0 million during the nine months ended September 30, 2017. Cash from operations decreased $75.4 million for the first nine months of 2018 as compared to the same period in 2017 and was primarily due to payments of accrued liabilities and higher inventory levels partially offset by lower accounts receivable. The Company’s cash and cash equivalents decreased by $87.5 million to $233.1 million during the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 7 day to 68 days as compared to 61 days at December 31, 2017. On a constant currency basis, the number of days of sales in inventory increased by 13 days to 144 days at September 30, 2018 as compared to 131 days at December 31, 2017.

Cash used in investing activities during the first nine months of 2018 included capital expenditures of $130.6 million as well as capital deployment of $130.5 million related to acquisitions and the purchase of intellectual property of $5.5 million. The Company expects capital expenditures to be in the range of approximately $190 million to $200 million for the full year 2018.

Cash used in financing activities for the nine months ended September 30, 2018 was primarily related to dividend payments of $59.1 million and share repurchases of $250.2 million, offset by proceeds from stock option exercises and short term borrowings.

On April 25, 2018, the Board of Directors of the Company approved an increase in the authorized number of shares of common stock that may be repurchased under the share repurchase program for a total remaining authorization of $1.0 billion of shares of common stock. For the nine months ended September 30, 2018, the Company purchased 5.4 million shares or $250.2 million at an average price of $45.92. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At September 30, 2018, the Company held 42 million shares of treasury stock. The Company received proceeds of $22.8 million as a result of the exercise of 0.7 million of stock options during the nine months ended September 30, 2018.

The Company's total borrowings increased by a net $87.9 million during the nine months ended September 30, 2018, which includes a decrease of $29.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2018, the Company's ratio of total net debt to total capitalization was 22.5% compared to 16.6% at December 31, 2017. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. On August 28, 2018, the Company paid the fifth required payment of $8.8 million under the PNC Term Loan. The sixth annual installment in the amount of $8.8 million will be due in August 2019 and has been classified as current on the Consolidated Balance Sheets.

Effective July 27, 2018, the Company amended and extended its $500 million multicurrency revolving credit facility increasing the total available to $700 million for an additional five year through July 27, 2023. In addition, certain new lenders joined the bank group. The Company has access to the full $700 million through July 27, 2023. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At September 30, 2018, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At September 30, 2018, there were no outstanding borrowings under the previous $500.0 million multi-currency revolving credit facility. The Company had $131.0 million Commercial Paper outstanding at September 30, 2018.

The Company also has access to $41.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2018, the Company had $14.7 million outstanding under these short-term lines of credit. At September 30, 2018, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $595.3 million.

At September 30, 2018, the Company held $39.8 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. At September 30, 2018 the Company had not repatriated any of these funds to the U.S. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

The Company has recognized three substantial goodwill impairment charges within the last 18 months and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

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

During the past 18 months, the Company has recorded an aggregate of $3.3 billion in charges for the impairment of certain financial reporting units:

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

These charges resulted from changes in the Company’s estimates of discounted cash flows which, in turn, resulted from changes in management’s assumptions such as future revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the Company’s current estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. For example, for the Company’s reporting units that were not impaired at April 30, 2018, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these reporting units been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2018, the fair value of one reporting unit, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers reporting unit totals $292.6 million at September 30, 2018.

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

In order to operate more efficiently and control costs, the Company may announce restructuring plans from time to time, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. In 2017, the Company announced that it had targeted a cost reduction initiative of approximately $100 million expected to be achieved over the next several years as the benefits of these initiatives, net of related investments, are realized over time.  For the nine months ended September 30, 2018, the Company achieved cost savings of approximately $50 million related to this target.  The Company expects to realize an additional cost savings of approximately $20 million through December 31, 2018. The Company expects to realize the remainder of the cost savings through the restructuring plan noted below.

The Company’s ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. The Company may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.  Consistent with these efforts, on November 5, 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization. The Company anticipates that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. The Company expects to incur approximately $275 million in one-time expenditures and charges. There can be no assurance that the cost reductions and results will be achieved.

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

During the quarter ended September 30, 2018, the Company had no repurchases of common shares under the stock repurchase program.

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	November 8, 2018
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Nicholas W. Alexos	November 8, 2018
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer