Form 10-Q
period 2019-03-31
DENTSPLY SIRONA Inc.
filed 2019-05-03
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number 0-16211

DENTSPLY SIRONA Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

221 West Philadelphia Street, York, PA	17401-2991
(Address of principal executive offices)	(Zip Code)

(717) 845-7511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	XRAY	The Nasdaq Stock Market LLC

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 26, 2019, DENTSPLY SIRONA Inc. had 233,977,496 shares of Common Stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$946.2	$956.1
Cost of products sold	446.5	442.0

Gross profit	499.7	514.1
Selling, general and administrative expenses	431.9	435.2
Restructuring and other costs	20.5	10.2

Operating income	47.3	68.7

Other income and expenses:
Interest expense	8.4	8.6
Interest income	(1.1)	(0.6)
Other expense (income), net	(13.8)	(34.1)

Income before income taxes	53.8	94.8
Provision for income taxes	14.6	13.7

Net income	39.2	81.1

Less: Net loss attributable to noncontrolling interest	—	(0.1)

Net income attributable to Dentsply Sirona	$39.2	$81.2

Net income per common share attributable to Dentsply Sirona:
Basic	$0.18	$0.36
Diluted	$0.17	$0.35

Weighted average common shares outstanding:
Basic	223.3	227.2
Diluted	225.0	229.9

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$39.2	$81.1

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(61.0)	65.7
Net gain (loss) on derivative financial instruments	1.7	(12.0)
Net realized holding gain on available for sale securities	—	(44.3)
Pension liability gain	0.9	1.2
Total other comprehensive (loss) income, net of tax	(58.4)	10.6

Total comprehensive (loss) income	(19.2)	91.7

Less: Comprehensive income attributable to noncontrolling interests	0.3	0.5

Total comprehensive (loss) income attributable to Dentsply Sirona	$(19.5)	$91.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$225.4	$309.6
Accounts and notes receivables-trade, net	658.5	701.9
Inventories, net	618.2	598.9
Prepaid expenses and other current assets	293.5	277.6
Total Current Assets	1,795.6	1,888.0

Property, plant and equipment, net	853.9	870.6
Operating lease right-of-use assets, net	163.9	—
Identifiable intangible assets, net	2,324.7	2,420.3
Goodwill, net	3,399.2	3,431.3
Other noncurrent assets, net	67.2	76.8
Total Assets	$8,604.5	$8,687.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$269.0	$283.9
Accrued liabilities	511.1	578.9
Income taxes payable	69.8	58.1
Notes payable and current portion of long-term debt	20.7	92.4
Total Current Liabilities	870.6	1,013.3

Long-term debt	1,545.1	1,564.9
Operating lease liabilities	125.5	—
Deferred income taxes	535.1	552.8
Other noncurrent liabilities	418.7	423.0
Total Liabilities	3,495.0	3,554.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at March 31, 2019 and December 31, 2018, respectively
223.8 million and 223.0 million shares outstanding at March 31, 2019 and December 31, 2018, respectively
Capital in excess of par value	6,520.4	6,522.3
Retained earnings	1,245.0	1,225.9
Accumulated other comprehensive loss	(537.4)	(478.7)
Treasury stock, at cost, 40.7 million and 41.5 million shares at March 31, 2019 and December 31, 2018, respectively	(2,122.9)	(2,151.0)
Total Dentsply Sirona Equity	5,107.7	5,121.1

Noncontrolling interests	1.8	11.9
Total Equity	5,109.5	5,133.0
Total Liabilities and Equity	$8,604.5	$8,687.0
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive loss	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of Employee Stock Purchase Plan	—	0.1	—	—	1.9	2.0	—	2.0
Restricted Stock Unit "RSU" distributions	—	(12.8)	—	—	8.0	(4.8)	—	(4.8)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9
Net income	—	—	81.2	—	—	81.2	(0.1)	81.1
Other comprehensive income	—	—	—	10.0	—	10.0	0.6	10.6
Exercise of stock options	—	(1.8)	—	—	9.4	7.6	—	7.6
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	7.6	—	—	7.6	—	7.6
Stock based compensation expense	—	9.3	—	—	—	9.3	—	9.3
RSU distributions	—	(19.9)	—	—	9.9	(10.0)	—	(10.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2018	$2.6	$6,531.7	$2,375.9	$(281.0)	$(1,936.1)	$6,693.1	$12.1	$6,705.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$39.2	$81.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.9	33.3
Amortization of intangible assets	48.2	49.9
Amortization of deferred financing costs	0.7	0.7
Indefinite-lived intangible asset impairment	5.3	—
Deferred income taxes	(6.0)	(16.8)
Stock based compensation expense	9.2	9.3
Restructuring and other costs - non-cash	9.7	3.3
Other non-cash (income) expense	(7.8)	14.0
(Gain) loss on disposal of property, plant and equipment	(0.1)	0.5
Gain on divestiture of noncontrolling interest	(8.7)	—
Gain on sale of equity security	—	(44.1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	36.5	87.5
Inventories, net	(31.5)	(64.7)
Prepaid expenses and other current assets, net	(16.3)	(5.6)
Other noncurrent assets, net	4.8	(2.9)
Accounts payable	(11.3)	(3.9)
Accrued liabilities	(90.1)	(77.4)
Income taxes	12.3	(14.1)
Other noncurrent liabilities	0.3	5.0
Net cash provided by operating activities	29.3	55.1

Cash flows from investing activities:
Capital expenditures	(33.9)	(35.8)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(6.7)
Cash paid on sale of business or product line	(1.0)	—
Cash received on derivatives contracts	22.7	—
Cash paid on derivatives contracts	—	(2.4)
Expenditures for identifiable intangible assets	—	(3.3)
Purchase of short-term investments	(0.8)	—
Proceeds from sale of property, plant and equipment, net	0.3	3.0
Net cash used in investing activities	(12.7)	(45.2)

Cash flows from financing activities:
Repayments on short-term borrowings	(67.9)	(7.8)
Cash dividends paid	(19.5)	(19.8)
Proceeds from long-term borrowings, net of deferred financing costs	0.9	0.1
Repayments on long-term borrowings	(1.9)	(0.2)
Proceeds from exercised stock options	19.8	8.3
Cash paid for contingent consideration on prior acquisitions	(30.6)	—
Net cash used in financing activities	(99.2)	(19.4)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	6.0
Net decrease in cash and cash equivalents	(84.2)	(3.5)
Cash and cash equivalents at beginning of period	309.6	320.6
Cash and cash equivalents at end of period	$225.4	$317.1

 See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and Subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2018.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2018, except as may be indicated below.

Revenue Recognition

At March 31, 2019, the Company had $28.7 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $32.5 million at March 31, 2019 and $24.5 million at December 31, 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “Topic 842”). The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective approach transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported in accordance with historic accounting under ASC 840.  The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs. The Company did not elect to adopt the hindsight practical expedient. The Company recognized material right-of-use assets and liabilities in the Consolidated Balance Sheets for its operating lease commitments with terms greater than twelve months.  See Note 8, Leases for additional information. The impact of adopting this standard, by financial statement line item, on January 1, 2019 was as follows:

(in millions)	Balance at January 1, 2019
Assets
Operating lease right-of-use assets, net	167.1
Property, plant, and equipment, net	1.8

Liabilities
Accrued liabilities	$39.4
Notes payable and current portion of long-term debt	0.2
Long-term debt	1.5
Operating lease liabilities	126.5

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging.” This newly issued accounting standard improves the financial reporting and disclosure of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update make improvements to simplify the application of the hedge accounting guidance in current US GAAP based on the feedback received from preparers, auditors, users and other stakeholders. More specifically, this update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this accounting standard during the quarter ended March 31, 2019. The adoption of this standard did not materially impact the statements of operations, financial position, cash flows and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 2 – STOCK COMPENSATION

The following represents total stock based compensation expense for non-qualified stock options, RSUs and the tax related benefit for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in millions)	2019	2018

Stock option expense	$2.2	$0.7
RSU expense	6.7	8.3
Total stock based compensation expense	$8.9	$9.0

Related deferred income tax benefit	$1.4	$1.8

For the three months ended March 31, 2019, stock compensation expense was $8.9 million of which $8.6 million was recorded in Selling, general, and administrative expense, and $0.3 million was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three months ended March 31, 2018, stock compensation expense was $9.0 million, of which $7.0 million was recorded in Selling, general, and administrative expense, and $0.3 million was recorded in Cost of products sold in the Consolidated Statements of Operations.  For the three months ended March 31, 2018, the Company recorded $1.7 million in Restructuring and other costs in the Consolidated Statements of Operations.

During the three months ended March 31, 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan. The RSUs adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. The performance target needs to be achieved for five consecutive quarters before vesting. The performance period begins January 1, 2019 and concludes on December 31, 2022.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following summarizes the components of Other comprehensive (loss) income, net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in millions)	2019	2018

Foreign currency translation (losses) gains	$(71.9)	$84.0
Foreign currency translation gain (loss) on hedges of net investments	10.6	(18.9)

These amounts are recorded in Accumulated other comprehensive loss ("AOCI"), net of any related tax adjustments. At March 31, 2019 and December 31, 2018, the cumulative tax adjustments were $146.6 million and $157.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $244.9 million and $172.9 million at March 31, 2019 and December 31, 2018, respectively, and cumulative losses on loans designated as hedges of net investments of $101.1 million and $111.8 million, respectively.  These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2019 and 2018 were as follows:

(in millions)	Foreign Currency Translation (Loss)	Gain (Loss) on Cash Flow Hedges	(Loss) Gain on Net Investment Hedges	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(59.9)	(7.7)	18.6	—	(49.0)
Tax (expense) benefit	(1.4)	2.4	(11.8)	—	(10.8)
Other comprehensive (loss) income, net of tax, before reclassifications	(61.3)	(5.3)	6.8	—	(59.8)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	0.2	—	0.9	1.1
Net (decrease) increase in other comprehensive loss	(61.3)	(5.1)	6.8	0.9	(58.7)
Balance, net of tax, at March 31, 2019	$(346.0)	$(4.5)	$(104.6)	$(82.3)	$(537.4)

(in millions)	Foreign Currency Translation (Loss) Gain	(Loss) Gain on Cash Flow Hedges	(Loss) Gain on Net Investment Hedges	Net Unrealized Holding Gain on Available-for-sale Securities	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive income (loss) before reclassifications and tax impact	84.3	(7.0)	(17.9)	—	—	59.4
Tax (expense) benefit	(19.2)	1.3	9.3	—	—	(8.6)
Other comprehensive income (loss), net of tax, before reclassifications	65.1	(5.7)	(8.6)	—	—	50.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2.3	—	(44.3)	1.2	(40.8)
Net increase (decrease) in other comprehensive loss	65.1	(3.4)	(8.6)	(44.3)	1.2	10.0
Balance, net of tax, at March 31, 2018	$(39.4)	$(16.0)	$(136.2)	$—	$(89.4)	$(281.0)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 were as follows:

	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
(in millions)	Three Months Ended
Details about AOCI Components	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(0.6)	$(0.6)	Interest expense
Foreign exchange forward contracts	0.4	(1.8)	Cost of products sold
Net loss before tax	(0.2)	(2.4)
Tax impact	—	0.1	Provision for income taxes
Net loss after tax	$(0.2)	$(2.3)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$—	(a)
Amortization of net actuarial losses	(1.4)	(1.7)	(a)
Net loss before tax	(1.3)	(1.7)
Tax impact	0.4	0.5	Provision for income taxes
Net loss after tax	$(0.9)	$(1.2)

Total reclassifications for the period	$(1.1)	$(3.5)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended March 31, 2019 and 2018.

NOTE 4 – EARNINGS PER COMMON SHARE

Basic Earnings Per Common Share Computation	Three Months Ended
(in millions, except per share amounts)	2019	2018

Net income attributable to Dentsply Sirona	$39.2	$81.2

Weighted average common shares outstanding	223.3	227.2

Earnings per common share - basic	$0.18	$0.36

Diluted Earnings Per Common Share Computation	Three Months Ended
(in millions, except per share amounts)	2019	2018

Net income attributable to Dentsply Sirona	$39.2	$81.2

Weighted average common shares outstanding	223.3	227.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.7	2.7
Total weighted average diluted shares outstanding	225.0	229.9

Earnings per common share - diluted	$0.17	$0.35

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 4.5 million equivalent shares of common stock that were outstanding during the three months ended March 31, 2019 because their effect would be antidilutive. There were 1.6 million antidilutive equivalent shares of common stock outstanding during the three months ended March 31, 2018, respectively.

NOTE 5 – BUSINESS COMBINATIONS

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120.0 million, with an additional payment totaling $30.0 million, subject to meeting certain earn-out provisions. During the quarter ended March, 31, 2019, the Company paid the earn-out provision. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 92% of net sales for all periods presented.

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

During the three months ended March 31, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019, the Company's laboratory dental business moved into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other.  The segment information reflects the revised structure for all periods shown.

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic dental products, imaging systems, treatment centers, instruments as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic and laboratory dental products.

The following set forth information about the Company’s segments for the three months ended March 31, 2019 and 2018:

Third Party Net Sales

	Three Months Ended
(in millions)	2019	2018

Technologies & Equipment	$520.8	$510.1
Consumables	425.4	446.0
Total net sales	$946.2	$956.1

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in millions)	2019	2018

Technologies & Equipment	$520.8	$510.1
Consumables	414.2	435.7
Total net sales, excluding precious metal content	935.0	945.8
Precious metal content of sales	11.2	10.3
Total net sales, including precious metal content	$946.2	$956.1

Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2019	2018

Technologies & Equipment	$71.8	$68.5
Consumables	105.7	114.7
Segment adjusted operating income before income taxes and interest	177.5	183.2

Reconciling items expense (income):
All Other (a)	59.7	52.6
Restructuring and other costs	20.5	10.2
Interest expense	8.4	8.6
Interest income	(1.1)	(0.6)
Other expense (income), net	(13.8)	(34.1)
Amortization of intangible assets	48.2	49.9
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.8	1.8
Income before income taxes	$53.8	$94.8
(a) Includes the results of unassigned Corporate headquarter costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2019 and December 31, 2018 was $9.6 million and $9.0 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2019 and December 31, 2018 by $11.2 million and $10.2 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	March 31, 2019	December 31, 2018

Finished goods	$392.5	$380.0
Work-in-process	88.5	89.2
Raw materials and supplies	137.2	129.7
Inventories, net	$618.2	$598.9

The inventory valuation allowance was $105.6 million and $92.5 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 8 – LEASES

The Company leases real estate, automobiles and equipment under various operating and finance leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  Lease expense is recognized on a straight-line basis over the lease term.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.  Beginning January 1, 2019, any new real estate and equipment operating lease agreements with lease and nonlease components, will be accounted for as a single lease component.

The Company determines if an arrangement is a lease or contains a lease at inception.  The Company’s leases have remaining lease terms of approximately 1 year to 11 years.  Many of the Company's real estate and equipment leases have one or more options to renew, with terms that can extend from 1 to 3 years or more, which are not included in the initial lease term.  The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms or material restrictive covenants.  The Company does not have any sublease arrangements.

The net present value of finance and operating lease assets and liabilities were as follows:

(in millions, except percentages)	Location in the Consolidated Balance Sheets	March 31, 2019

Assets
Current assets
Finance leases	Property, plant and equipment, net	$1.7
Operating leases	Operating lease right-of-use assets, net	163.9
Total right-of-use assets		$165.6

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$0.3
Operating leases	Accrued liabilities	41.9
Noncurrent liabilities
Finance leases	Long-term debt	1.5
Operating leases	Operating lease liability	125.5
Total lease liabilities		$169.2

Supplemental information:
Weighted-average discount rate
Finance leases		3.3%
Operating leases		3.1%

Weighted-average remaining lease term in years
Finance leases		7.3
Operating leases		5.8

The lease cost recognized in the Consolidated Statements of Operations for the three months ended were as follows:

(in millions)	March 31, 2019

Finance lease cost
Amortization of right-of-use assets	$0.1
Operating lease cost	13.2
Short-term lease cost	0.1
Variable lease cost	1.9
Total lease cost	$15.3

The contractual maturity dates of the remaining lease liabilities at March 31, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019, excluding the three months ended March 31, 2019	$0.2	$34.9	$35.1
2020	0.3	38.7	39.0
2021	0.3	29.2	29.5
2022	0.3	20.7	21.0
2023	0.2	15.3	15.5
2024 and beyond	0.8	45.4	46.2
Total lease payments	$2.1	$184.2	$186.3
Less imputed interest	0.3	16.8	17.1
Present value of lease liabilities	$1.8	$167.4	$169.2

The contractual maturity dates presented under prior lease accounting guidance of the remaining rental commitments at December 31, 2018 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019	$4.2	$36.6	$40.8
2020	4.2	28.5	32.7
2021	2.5	22.1	24.6
2022	1.8	16.4	18.2
2023	1.3	12.7	14.0
2024 and beyond	1.1	16.9	18.0
Total lease payments	$15.1	$133.2	$148.3

The supplemental cash flow information for the three months ended were as follows:

(in millions)	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.6
Financing cash flows from finance leases	0.1

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4.3

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2019, the Company recorded net restructuring costs and other costs of $20.5 million, which includes net restructuring costs of $14.2 million. During the three months ended March 31, 2018, the Company recorded net restructuring costs and other cost of $10.2 million, which includes net restructuring costs of $7.4 million. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

At March 31, 2019, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$26.8	$16.4	$—	$43.2
Provisions	1.0	2.0	10.2	13.2
Amounts applied	(9.2)	(4.4)	(0.8)	(14.4)
Change in estimates	(0.1)	(0.1)	—	(0.2)
Balance at March 31, 2019	$18.5	$13.9	$9.4	$41.8

	Lease/Contract Terminations
(in millions)	2017 and Prior Plans	2018 Plans	Total

Balance at December 31, 2018	$0.5	$0.1	$0.6
Provisions	0.2	—	0.2
Amounts applied	(0.1)	(0.1)	(0.2)
Balance at March 31, 2019	$0.6	$—	$0.6

	Other Restructuring Costs
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$2.0	$0.4	$—	$2.4
Provisions	0.2	0.5	0.4	1.1
Amounts applied	(0.3)	(0.2)	—	(0.5)
Change in estimate	0.2	(0.3)	—	(0.1)
Balance at March 31, 2019	$2.1	$0.4	$0.4	$2.9

The following provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2018	Provisions	Amounts Applied	Change in Estimates	March 31, 2019

Technologies & Equipment	$41.4	$6.0	$(13.1)	$—	$34.3
Consumables	5.1	7.6	(1.5)	(0.1)	11.1
All Other	(0.3)	0.9	(0.5)	(0.2)	(0.1)
Total	$46.2	$14.5	$(15.1)	$(0.3)	$45.3

Other Costs

Other costs for the three months ended March 31, 2019 were $6.3 million, including an impairment charge of $5.3 million. The impaired indefinite-lived intangible assets were tradenames and trademarks within the Technologies & Equipment segment. Other costs for the three months ended March 31, 2018 were $2.8 million mostly related to legal settlements.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2019 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$369.4	$279.1
Interest rate swaps	263.3	113.3
Total derivative instruments designated as cash flow hedges	$632.7	$392.4

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is reported on a straight line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Australian dollars.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2019, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019. On March 11, 2019, the Company entered into a Treasury Rate Lock ("T-Lock") transaction to hedge the base interest rate variability exposure on a planned $150 million ten year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt in the future, a pro-rata amount from AOCI will be released and recorded in Other expense (income) in the Consolidated Statements of Operations.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

Gains (losses) recorded in AOCI in the Consolidated Balance Sheets and Cost of products sold in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2019 and 2018 were insignificant.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2019, the Company early terminated its existing 245.6 million euro cross currency basis swap and entered into a new 263.4 million euro cross currency basis swap maturing in August 2021.  The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.2%, which will result in a net reduction of interest expense through maturity in 2021. The early termination resulted in a cash receipt of $17.4 million.

The following summarizes the notional amount of hedges of net investments by derivative instrument at March 31, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$765.5	$255.2
Cross currency basis swaps	295.5	—
Total for instruments not designated as hedges	$1,061.0	$255.2

The following summarizes the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the three months ended March 31, 2019 and 2018:

	March 31, 2019
	Gain in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$3.1	Interest expense	$2.0
Foreign exchange forward contracts	15.5	Other expense (income), net	3.5
Total for net investment hedging	$18.6		$5.5

	March 31, 2018
	Loss in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(6.4)	Interest expense	$1.7
		Other expense (income), net	(6.6)
Foreign exchange forward contracts	(11.5)	Other expense (income), net	1.5
Total for net investment hedging	$(17.9)		$(3.4)

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities in the Consolidated Statements of Cash Flows.

The following summarizes the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2019 and the notional amounts expected to mature during the next 12 months:

	Aggregate	Aggregate Notional Amount Maturing within 12 Months
	Notional
(in millions)	Amount

Foreign exchange forward contracts	$410.9	$270.4
Total for instruments not designated as hedges	$410.9	$270.4

Gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three months ended March 31, 2019 and 2018 were insignificant.

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

Offsetting of financial liabilities under netting arrangements at March 31, 2019 were insignificant. Offsetting of financial assets under netting arrangements at March 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45.2	$—	$45.2	$(8.1)	$—	$37.1
Cross currency basis swaps	1.0	—	1.0	(0.4)	—	0.6
Total Assets	$46.2	$—	$46.2	$(8.5)	$—	$37.7

Offsetting of financial liabilities under netting arrangements at December 31, 2018 were insignificant. Offsetting of financial assets under netting arrangements at December 31, 2018 were as follows:

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, was $1,569.7 million and $1,565.8 million, respectively at March 31, 2019.  At December 31, 2018, the Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,577.1 million and $1,575.5 million, respectively.  The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2019 and both assets and liabilities at December 31, 2018:

	March 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$1.0	$—	$1.0	$—
Foreign exchange forward contracts	46.0	—	46.0	—
Total assets	$47.0	$—	$47.0	$—

Liabilities
Interest rate swaps	$3.5	$—	$3.5	$—
Foreign exchange forward contracts	5.8	—	5.8	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$18.4	$—	$9.3	$9.1

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$11.6	$—	$11.6	$—
Foreign exchange forward contracts	33.7	—	33.7	—
Total assets	$45.3	$—	$45.3	$—

Liabilities
Interest rate swaps	$0.2	$—	$0.2	$—
Foreign exchange forward contracts	3.2	—	3.2	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$12.5	$—	$3.4	$9.1

There have been no transfers between levels during the three months ended March 31, 2019.

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

Other Tax Matters

During the three months ended March 31, 2019, the Company recorded $2.4 million of tax expense for discrete tax matters.  The Company also recorded a $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge recorded during the quarter.

During the quarter ended March 31, 2018, the Company recorded the following discrete tax items, $2.2 million of excess tax benefit related to employee share-based compensation, tax expense of $1.2 million million related to valuation allowances, $0.2 million of tax expense related to enacted statutory rate changes, $7.2 million of tax expense for other discrete tax matters and $3.4 million million tax benefit related to U.S. tax reform. The Company also recorded $1.1 million of tax expense as a discrete item related to the gain on sale of marketable securities.

NOTE 13 – FINANCING ARRANGEMENTS

At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the current $700.0 million multi currency revolving credit facility. The Company had no outstanding borrowings under the commercial paper facility at March 31, 2019 and $67.8 million outstanding under the commercial paper facility at December 31, 2018. The multi-currency revolving credit facility serves as a back-stop facility for the Company’s $500.0 million commercial paper program.

At March 31, 2019, the Company had $719.9 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2019, the Company was in compliance with all debt covenants.

On March 11, 2019, the Company entered into a T-Lock which expires on September 30, 2021, to hedge the base interest rate variability exposure on a planned ten-year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk fixing the base rate at 2.84% on a notional amount of $150 million. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt, a pro-rata amount from AOCI will be released and recorded in Other expense (income), net in the Consolidated Statements of Operation.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2018	$2,579.8	$851.5	$3,431.3
Business unit transfers	(37.1)	37.1	—
Effects of exchange rate changes	13.3	(45.4)	(32.1)
Balance at March 31, 2019	$2,556.0	$843.2	$3,399.2

During the three months ended March 31, 2019, the Company transferred goodwill between segments due to changes in the reporting units as a result of the realignment of certain businesses between segments.  Affected reporting units were tested for potential impairment of goodwill before the transfers.  No goodwill impairment was identified.

The following provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,292.6	$(2,736.6)	$2,556.0	$5,247.9	$(2,668.1)	$2,579.8
Consumables	843.2	—	843.2	920.0	(68.5)	851.5
Total effect of cumulative impairment	$6,135.8	$(2,736.6)	$3,399.2	$6,167.9	$(2,736.6)	$3,431.3

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,351.9	$(428.0)	$923.9	$1,376.4	$(407.1)	$969.3
Tradenames and trademarks	79.1	(61.9)	17.2	81.1	(62.5)	18.6
Licensing agreements	35.9	(26.6)	9.3	36.1	(26.3)	9.8
Customer relationships	1,072.2	(348.0)	724.2	1,085.3	(334.4)	750.9
Total definite-lived	$2,539.1	$(864.5)	$1,674.6	$2,578.9	$(830.3)	$1,748.6

Indefinite-lived tradenames and trademarks	$650.1	$—	$650.1	$671.7	$—	$671.7

Total identifiable intangible assets	$3,189.2	$(864.5)	$2,324.7	$3,250.6	$(830.3)	$2,420.3

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

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

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. The court held an initial hearing on the matter on April 11, 2018. Mr. Redlich filed his reply on July 9, 2018. The Company filed its response to that reply on August 23, 2018, refuting the allegations in Mr. Redlich’s reply and continuing to deny liability under the alleged agreement. Following that, Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. The court held a hearing on August 30, 2018 where the parties outlined their respective legal positions. In late November 2018, Mr. Fischer filed a statement to the court in which he disputed the central allegations raised by Mr. Redlich in his lawsuit and his supplemental submissions to the court. Based on Mr. Fischer’s statement, the Company filed a further written statement to the court, therein insisting on its previous legal position and presenting new factual submissions and evidence. In response, Mr. Redlich filed a written statement rejecting the positions of Mr. Fischer and the Company. In late January 2019 the court held hearings in which Mr. Redlich and a number of witnesses provided oral testimony to the court.  In early April 2019, the court held a hearing, receiving additional testimony and the court plans to conduct a further hearing in the matter on May 29, 2019. The Company continues to defend against this claim vigorously.

On January 25, 2018, Futuredontics, Inc. received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has not yet been served in connection with this action. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has been served with the Cato complaint. The Company continues to vigorously defend against these matters.

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

On April 29, 2019, John Behrmann and Nancy Behrmann, purported stockholders of the Company, filed a derivative action on behalf of the Company in the District of Delaware against the Company's Directors.  Specifically, Plaintiffs allege that the Directors breached their fiduciary duties by causing the Company to improperly misrepresent the business prospects of the Company, including regarding the existence of an alleged antitrust scheme between the Company and three of its distributors.  Plaintiffs also claim that the Directors' misconduct has subjected the Company to multiple securities class actions and other litigation.  Based on the same set of factual allegations, Plaintiffs assert additional claims against the directors for unjust enrichment, gross mismanagement, waste of corporate assets, and violations of sections 10(b) and 14(a) of the Exchange Action and SEC Rules 10b-5 and 14a-9. Plaintiffs are seeking monetary damages and various corporate governance reforms.

On January 25, 2019, defendants moved to stay all proceedings in the State Court Class Action pending final disposition of the Federal Class Action and on March 27, 2019, the court held a hearing on the motion to stay and the motion to dismiss. The Company intends to defend itself vigorously in these actions.

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546.0 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $4.7 million for 2012, has no tax liability for 2013, and owes a deficiency of $17.1 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. The Company will submit a formal protest disputing on multiple grounds the proposed taxes.

The Company believes the IRS position is without merit and believes that it is more likely-than-not that the Company’s position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2017 and is also expected to do the same for the 2018 tax year. If such interest expense deductions were disallowed, the Company would be subject to an additional $41.0 million in tax expense. The Company has appealed the disallowance to the Swedish administrative court. With respect to such deductions taken in the tax years from 2013 to 2014, the court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish administrative court. On November 5, 2018, the Company delivered its final argument to the administrative court of appeal at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. The Company intends to vigorously defend its position and pursue related appeals.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U. S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements” and Part I, Item 1. “Business” of the Company's Form 10-K for the year ended December 31, 2018.

OVERVIEW

Highlights

•For the three months ended March 31, 2019, net sales decreased 1.0% compared to the three months ended March 31, 2018. On a constant currency basis sales increased 3.6% compared to the three months ended March 31, 2018.

•For the three months ended March 31, 2019, the Company generated earnings per diluted common share of $0.17 compared to earnings per diluted common share of $0.35 for the three months ended March 31, 2018. Adjusted earnings per diluted common share (a non-US GAAP measure as reconciled under net income attributable to Dentsply Sirona below) for the three months ended March 31, 2019 was $0.49 compared to $0.45 earnings per diluted common share for the three months ended March 31, 2018.

•Cash flow from operations for the first three months of 2019 was $29.3 million, as compared to $55.1 million in the first three months of 2018.

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

BUSINESS

The Company operates in two business segments:

The Technologies & Equipment segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic dental products, imaging systems, treatment centers, instruments as well as consumable medical device products.

The Consumables segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic and laboratory dental products.

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

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted at the U.S. dollar to local currency foreign exchange rate for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal” sales growth as constant currency sales growth excluding the impacts of net acquisitions and divestitures and discontinued products.

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, changes in strategy or distributor inventory levels can impact the Company’s internal growth.

The Company has a focus on maximizing operational efficiencies on a global basis.  The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency.  In addition, management continues to evaluate the consolidation of operations and functions, as part of integration activities, to further reduce costs.  While the Company continues implementing integration related activities, which can have an adverse impact on reported results, the Company expects that the continued benefits from these global efficiency and integration initiatives will improve its cost structure.

In connection with these initiatives, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization, with the understanding that such restructuring plan may continue to evolve as the Company progresses through the continued planning and execution of the plan.  The plan includes a restructuring of the business through streamlining the organization and consolidating functions.  The restructuring plan anticipates a net reduction in the Company’s global workforce of approximately 6% to 8%, and the Company will consult with employee representation in connection with the execution of the restructuring plan where required. The Company's goal is that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. The Company expects to incur approximately $275 million in one-time expenditures and charges. There can be no assurance that the cost reductions and results will be achieved.

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

Reclassification of Prior Year Amounts

During the three months ended March 31, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019, the Company's laboratory dental business moved into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2019 COMPARED TO QUARTER ENDED MARCH 31, 2018

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

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

Net sales	$946.2	$956.1	$(9.9)	(1.0%)
Less: precious metal content of sales	11.2	10.3	0.9	8.7%
Net sales, excluding precious metal content	$935.0	$945.8	$(10.8)	(1.1%)

Reported net sales, for the three months ended March 31, 2019 were $946.2 million, a decrease of $9.9 million from the three months ended March 31, 2018.  Net sales, excluding precious metal content, for the three months ended March 31, 2019 were $935.0 million, a decrease of $10.8 million from the three months ended March 31, 2018. Based on the Company's estimate, inventory held by certain distributors decreased by approximately $8 million during the three months ended March 31, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 4.7% due to the strengthening of the U.S. dollar as compared to the prior year period

For the three months ended March 31, 2019, net sales, excluding precious metal content, increased 3.6% on a constant currency basis. This includes a benefit of 60 basis points from acquisitions and an unfavorable impact from discontinued products of 90 basis points, which results in internal sales growth of 3.9%. The internal sales growth was attributable to the Technologies & Equipment segment.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

United States	$311.9	$290.5	$21.4	7.4%

Europe	386.9	417.4	(30.5)	(7.3%)

Rest of World	236.2	237.9	(1.7)	(0.7%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	March 31, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$313.4	$395.8	$237.0	$946.2
Less: precious metal content of sales	1.5	8.9	0.8	11.2
Net sales, excluding precious metal content	$311.9	$386.9	$236.2	$935.0
.

	Three Months Ended
	March 31, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$291.8	$425.5	$238.8	$956.1
Less: precious metal content of sales	1.3	8.1	0.9	10.3
Net sales, excluding precious metal content	$290.5	$417.4	$237.9	$945.8

United States

Reported net sales increased by 7.4% in the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Net sales, excluding precious metal content, increased by 7.4% during the first quarter of 2019 as compared to the first quarter of 2018. During the three months ended March 31, 2019, Consumables sales were negatively impacted by one less selling day as compared to the three months ended March 31, 2018. Based on the Company's estimate, inventory held by certain distributors decreased by approximately $6 million during the three months ended March 31, 2018.

For the three month period ended March 31, 2019, net sales, excluding precious metal content, increased 7.5% on a constant currency basis. This includes a benefit of 1.5% from acquisitions and an unfavorable impact from discontinued products of 40 basis points, which results in internal sales growth of 6.4%. The internal sales growth was attributable to the Technologies & Equipment segment.

Europe

Reported net sales decreased by 7.0% during the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Net sales, excluding precious metal content, decreased by 7.3% in the first quarter of 2019 as compared to the first quarter of 2018, which was negatively impacted by approximately 6.7% due to the strengthening of the U.S. dollar as compared to the prior year period. Reported net sales in the three months ended March 31, 2019 were negatively impacted in this region by the purchasing behavior ahead of a biennial trade show as compared to the three months ended March 31, 2018.

For the three month period ended March 31, 2019, net sales, excluding precious metal content, decreased 60 basis points on a constant currency basis.  This includes a benefit of 10 basis points from acquisitions and an unfavorable impact from discontinued products of 60 basis points, resulting in negative internal sales growth of 10 basis points. The decline in internal sales growth was driven primarily by the Consumables segment, mostly offset by internal sales growth in the Technologies and Equipment segment.

Rest of World

Reported net sales decreased by 0.8% in the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Net sales, excluding precious metal content, decreased 0.7% in the first quarter of 2019 as compared to the first quarter of 2018. The first quarter of 2019 was negatively impacted by approximately 7.0% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three month period ended March 31, 2019, sales, excluding precious metal content, increased 6.3% on a constant currency basis. This includes a benefit of 40 basis points from acquisitions and an unfavorable impact from discontinued products of 2.2%, which results in internal sales growth of 8.1%. The internal sales growth was driven by the Technologies & Equipment segment.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

Gross profit	$499.7	$514.1	$(14.4)	(2.8%)

Gross profit as a percentage of net sales, including precious metal content	52.8%	53.8%
Gross profit as a percentage of net sales, excluding precious metal content	53.4%	54.4%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 100 basis points for the quarter ended March 31, 2019 as compared to the same three month period ended March 31, 2018.

For the three months ended March 31, 2019, the decrease in the gross profit rate was primarily driven by the expense related to the divestiture of non-strategic businesses and higher manufacturing and distribution costs, partially offset by cost savings initiatives as compared to the three months ended March 31, 2018.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$431.9	$435.2	$(3.3)	(0.8%)
Restructuring and other costs	20.5	10.2	10.3	NM

SG&A as a percentage of net sales, including precious metal content	45.6%	45.5%
SG&A as a percentage of net sales, excluding precious metal content	46.2%	46.0%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended March 31, 2019 increased 20 basis points as compared to the quarter ended March 31, 2018.

For the three months ended March 31, 2019, the higher rate was driven primarily by expenses related to the divestiture of non-strategic businesses which impacted the rate by approximately 150 basis points, biennial trade show expenses and the unfavorable impact of foreign currency which together impacted the rate by approximately 130 basis points. These unfavorable impacts were mostly offset by favorable operating leverage which impacted the rate by approximately 180 basis points and favorable net reorganization activities which impacted the rate by approximately 75 basis points as compared to the three months ended March 31, 2018.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $20.5 million for the three months ended March 31, 2019 compared to $10.2 million for the three months ended March 31, 2018.

The Company recorded $14.2 and $7.4 million in restructuring costs during the three months ended March 31, 2019 and March 31, 2018, respectively.

During the three months ended March 31, 2019, the Company recorded $6.3 million of other costs which consist primarily of impairment charges of $5.3 million related to indefinite-lived intangible assets. During the three months ended March 31, 2018, the Company recorded $2.8 million in other costs mostly related to legal settlements.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2019	2018	Change

Net interest expense	$7.3	$8.0	$(0.7)
Other expense (income), net	(13.8)	(34.1)	20.3
Net interest and other expense	$(6.5)	$(26.1)	$19.6

Net Interest Expense

Net interest expense for the three months ended March 31, 2019 decreased $0.7 million as compared to the three months ended March 31, 2018. Lower average debt level in 2019 was partially offset by higher average US dollar variable interest rates when compared to the prior year period resulting in lower net interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2019 was income of $13.8 million, comprised primarily of a gain on the sale of a non-strategic business. Other expense (income), net for the three months ended March 31, 2018 was income of $34.1 million, comprised primarily of a gain recorded on the sale of marketable securities.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018	$ Change

Provision for income taxes	$14.6	$13.7	$0.9

Effective income tax rate	27.1%	14.5%

Net income attributable to Dentsply Sirona	$39.2	$81.2	$(42.0)

Net income per common share - diluted	$0.17	$0.35

Provision for Income Taxes

For the three months ended March 31, 2019, income taxes were a provision of $14.6 million as compared to a provision of $13.7 million in the quarter ended March 31, 2018.

During the quarter ended March 31, 2019, the Company recorded $2.4 million of tax expense for discrete tax matters. The Company also recorded a $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge recorded during the quarter. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of the indefinite-lived intangible assets, the Company’s effective tax rate was 23.2%.

The Company has outlined its global business improvement plans which, upon realization of the benefits of these plans, could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets, in a future period.

For the first quarter of 2018, the Company recorded the following discrete tax items, $2.2 million of excess tax benefit related to employee share-based compensation, tax expense of $1.2 million related to valuation allowances, $0.2 million of tax expense related to enacted statutory rate changes, $7.2 million of tax expense for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded $1.1 million of tax expense as a discrete item related to the gain on sale of marketable securities. Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax, the Company's effective tax rate was 18.9%.

The Company’s effective income tax rate for the first quarter of 2019 included the net impact of amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $90.7 million and $20.1 million, respectively.

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

	Three Months Ended
	March 31, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$39.2	$0.17
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	48.2
Restructuring program related costs and other costs	38.9
Business combination related costs and fair value adjustments	2.3
Credit risk and fair value adjustments	1.3
Tax impact of the pre-tax non-US GAAP adjustments (a)	(22.6)
Subtotal non-US GAAP adjustments	68.1	0.31
Income tax related adjustments	2.5	0.01
Adjusted non-US GAAP net income	$109.8	$0.49

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Three Months Ended
	March 31, 2018
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$81.2	$0.35
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	$50.0
Restructuring program related costs and other costs	15.9
Credit risk and fair value adjustments	10.7
Business combination related costs and fair value adjustments	3.2
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(22.9)
Subtotal non-US GAAP adjustments	12.8	0.06
Income tax related adjustments	8.7	0.04
Adjusted non-US GAAP net income	$102.7	$0.45

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

	Three Months Ended
	March 31, 2019
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$47.3	5.1%
Amortization of purchased intangible assets	48.2	5.2%
Restructuring program related costs and other costs	47.9	5.1%
Business combination related costs and fair value adjustments	2.1	0.2%
Adjusted non-US GAAP Operating Income	$145.5	15.6%

	Three Months Ended
	March 31, 2018
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$68.7	7.3%
Amortization of purchased intangible assets	50.0	5.3%
Restructuring program related costs and other costs	15.9	1.6%
Business combination related costs and fair value adjustments	3.0	0.3%
Adjusted non-US GAAP Operating Income	$137.6	14.5%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

Technologies & Equipment	$520.8	$510.1	$10.7	2.1%

Consumables	414.2	435.7	(21.5)	(4.9%)

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2019	2018	$ Change	% Change

Technologies & Equipment	$71.8	$68.5	$3.3	4.8%

Consumables	105.7	114.7	(9.0)	(7.8%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended
	March 31, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$520.8	$425.4	$946.2
Less: precious metal content of sales	—	11.2	11.2
Net sales, excluding precious metal content	$520.8	$414.2	$935.0

	Three Months Ended
	March 31, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$510.1	$446.0	$956.1
Less: precious metal content of sales	—	10.3	10.3
Net sales, excluding precious metal content	$510.1	$435.7	$945.8

Technologies & Equipment

Reported net sales increased by 2.1% in the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Net sales, excluding precious metal content, increased by 2.1% in the first quarter of 2019 as compared to the first quarter of 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 5.1% due to the strengthening of the U.S. dollar over the prior year period. The first quarter of 2019 benefited from new product sales.  Based on the Company’s estimate, inventory held by certain distributors decreased by approximately $8 million during the three months ended March 31, 2018.

For the three months ended March 31, 2019, net sales, excluding precious metal content, increased 7.2% on a constant currency basis compared to the three months ended March 31, 2018. This includes a benefit of 1.0% related to acquisitions  and an unfavorable impact from discontinued products of 1.7% , which results in internal sales growth of 7.9%. All geographic regions experienced internal sales growth.

The operating income increased $3.3 million or 4.8% for the three months ended March 31, 2019 as compared to the same three month period in 2018. The increase in operating income was related to an increase in net sales as well as favorable product mix.

Consumables

Reported net sales decreased by 4.6% in the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Net sales, excluding precious metal content, decreased 4.9% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 4.3% due to the strengthening of the U.S. dollar over the same prior year period. Reported net sales in the three months ended March 31, 2019 were negatively impacted by one less selling day in the U.S. region as compared to the three months ended March 31, 2018.

For the three month period ended March 31, 2019, net sales, excluding precious metal content, decreased 0.6% on a constant currency and internal sales growth basis. The negative internal sales growth was driven by the U.S. and Europe regions, partially offset by the Rest of World region.

The operating income decreased $9.0 million or 7.8% for the three months ended March 31, 2019 as compared to the same three month period in 2018. The decrease in operating income was related to a decrease in net sales and increased manufacturing and distribution costs.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At March 31, 2019, the Company noted no impairment triggering events related to the Company's reporting units. Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks related to the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames and/or trademarks, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2019

Net income of $39.2 million for the three months ended March 31, 2019, decreased $41.9 million as compared to net income of $81.1 million for the three months ended March 31, 2018, primarily due to the prior year non-cash gain on sale of equity security. Cash flow from operating activities during the three months ended March 31, 2019 was $29.3 million compared to $55.1 million during the three months ended March 31, 2018. Cash from operations decreased $25.8 million for the first three months of 2019 as compared to the same period in 2018 and was primarily due to restructuring and legal settlement payments and lower cash from receivables as compared to prior year. The Company’s cash and cash equivalents decreased by $84.2 million to $225.4 million during the three months ended March 31, 2019.

For the three months ended March 31, 2019, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 4 days to 63 days as compared to 59 days at December 31, 2018. On a constant currency basis, the number of days of sales in inventory increased by 4 days to 128 days at March 31, 2019 as compared to 124 days at December 31, 2018.

Cash used in investing activities during the first three months of 2019 included capital expenditures of $33.9 million. The Company expects capital expenditures to be in the range of approximately $165 million to $175 million for the full year 2019.

Cash used in financing activities for the three months ended March 31, 2019 was primarily related to dividend payments of $19.5 million, payments of short term borrowings of $67.9 million and cash proceeds from an early termination of a net investment hedge of $17.4 million.

The Company has authorization to maintain up to $1.0 billion of treasury stock under its stock repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. The were no share repurchases during the three months ended March 31, 2019. At March 31, 2019, the Company held 40.7 million shares of treasury stock. The Company received proceeds of $19.8 million as a result of the exercise of 0.5 million of stock options during the three months ended March 31, 2019.

The Company's total borrowings decreased by a net $91.5 million during the three months ended March 31, 2019, which includes a decrease of $20.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2019 and December 31, 2018, the Company's ratio of total net debt to total capitalization was 20.8%. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

Under its multicurrency revolving credit agreement, the Company is able to borrow up to $700.0 million through July 27, 2023. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At March 31, 2019, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At March 31, 2019, there were no outstanding borrowings under the previous $500.0 million multi-currency revolving credit facility. The Company had no borrowings under the Commercial Paper facility at March 31, 2019.

The Company also has access to $31.6 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2019, the Company had $11.7 million outstanding under these short-term lines of credit. At March 31, 2019, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $719.9 million.

At March 31, 2019, the Company held $44.8 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2018. At March 31, 2019 the Company had repatriated $106.7 of the $271.7 million that was taxable under the Act. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2018.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, the Company had no repurchases of common shares under the stock repurchase program.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy, dated March 27, 2019
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	May 3, 2019
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Nicholas W. Alexos	May 3, 2019
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer