Form 10-Q
period 2019-06-30
DENTSPLY SIRONA Inc.
filed 2019-08-02
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission File Number 0-16211
DENTSPLY SIRONA Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13320 Ballantyne Corporate Place, Charlotte, North Carolina	28277-3607
(Address of principal executive offices)	(Zip Code)
(844) 546-3722
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	XRAY	The Nasdaq Stock Market LLC

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 26, 2019, DENTSPLY SIRONA Inc. had 224,183,464 shares of Common Stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$1,009.4	$1,042.1	$1,955.6	$1,998.2
Cost of products sold	468.6	489.3	915.1	931.3

Gross profit	540.8	552.8	1,040.5	1,066.9
Selling, general, and administrative expenses	430.9	432.2	862.8	867.4
Goodwill impairment	—	1,085.8	—	1,085.8
Restructuring and other costs	42.4	188.9	62.9	199.1

Operating income (loss)	67.5	(1,154.1)	114.8	(1,085.4)

Other income and expenses:
Interest expense	8.0	9.6	16.4	18.2
Interest income	(0.2)	(0.4)	(1.3)	(1.0)
Other expense (income), net	12.1	(1.0)	(1.7)	(35.1)

Income (loss) before income taxes	47.6	(1,162.3)	101.4	(1,067.5)
Provision (benefit) for income taxes	11.2	(41.3)	25.8	(27.6)

Net income (loss)	36.4	(1,121.0)	75.6	(1,039.9)

Less: Net income attributable to noncontrolling interest	—	1.0	—	0.9

Net income (loss) attributable to Dentsply Sirona	$36.4	$(1,122.0)	$75.6	$(1,040.8)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.16	$(4.98)	$0.34	$(4.60)
Diluted	$0.16	$(4.98)	$0.34	$(4.60)

Weighted average common shares outstanding:
Basic	224.2	225.2	223.7	226.2
Diluted	225.7	225.2	225.3	226.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$36.4	$(1,121.0)	$75.6	$(1,039.9)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	43.7	(192.6)	(17.3)	(126.9)
Net (loss) gain on derivative financial instruments	(9.8)	29.6	(8.1)	17.6
Net realized holding gain on available for sale securities	—	—	—	(44.3)
Pension liability gain	0.9	3.0	1.8	4.2
Total other comprehensive income (loss), net of tax	34.8	(160.0)	(23.6)	(149.4)

Total comprehensive income (loss)	71.2	(1,281.0)	52.0	(1,189.3)

Less: Comprehensive income attributable to noncontrolling interests	—	0.8	0.3	1.3

Total comprehensive income (loss) attributable to Dentsply Sirona	$71.2	$(1,281.8)	$51.7	$(1,190.6)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$250.1	$309.6
Accounts and notes receivables-trade, net	700.1	701.9
Inventories, net	608.3	598.9
Prepaid expenses and other current assets, net	269.8	277.6
Total Current Assets	1,828.3	1,888.0

Property, plant, and equipment, net	819.6	870.6
Operating lease right-of-use assets, net	155.8	—
Identifiable intangible assets, net	2,295.9	2,420.3
Goodwill, net	3,412.7	3,431.3
Other noncurrent assets, net	63.0	76.8
Total Assets	$8,575.3	$8,687.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$248.1	$283.9
Accrued liabilities	524.4	578.9
Income taxes payable	52.0	58.1
Notes payable and current portion of long-term debt	56.3	92.4
Total Current Liabilities	880.8	1,013.3

Long-term debt	1,441.3	1,564.9
Operating lease liabilities	119.3	—
Deferred income taxes	519.8	552.8
Other noncurrent liabilities	431.2	423.0
Total Liabilities	3,392.4	3,554.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at June 30, 2019 and December 31, 2018, respectively
224.1 million and 223.0 million shares outstanding at June 30, 2019 and December 31, 2018, respectively
Capital in excess of par value	6,551.3	6,522.3
Retained earnings	1,261.8	1,225.9
Accumulated other comprehensive loss	(502.6)	(478.7)
Treasury stock, at cost, 40.4 million and 41.5 million shares at June 30, 2019 and December 31, 2018, respectively	(2,132.0)	(2,151.0)
Total Dentsply Sirona Equity	5,181.1	5,121.1

Noncontrolling interests	1.8	11.9
Total Equity	5,182.9	5,133.0
Total Liabilities and Equity	$8,575.3	$8,687.0
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive loss	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of Employee Stock Purchase Plan	—	0.1	—	—	1.9	2.0	—	2.0
Restricted Stock Unit "RSU" distributions	—	(12.8)	—	—	8.0	(4.8)	—	(4.8)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5
Net income	—	—	36.4	—	—	36.4	—	36.4
Other comprehensive income	—	—	—	34.8	—	34.8	—	34.8
Exercise of stock options	—	6.3	—	—	50.2	56.5	—	56.5
Stock based compensation expense	—	25.2	—	—	—	25.2	—	25.2
Treasury shares purchased	—	—	—	—	(60.0)	(60.0)	—	(60.0)
RSU distributions	—	(0.8)	—	—	0.7	(0.1)	—	(0.1)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Balance at June 30, 2019	$2.6	$6,551.3	$1,261.8	$(502.6)	$(2,132.0)	$5,181.1	$1.8	$5,182.9

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9
Net income	—	—	81.2	—	—	81.2	(0.1)	81.1
Other comprehensive income	—	—	—	10.0	—	10.0	0.6	10.6
Exercise of stock options	—	(1.8)	—	—	9.4	7.6	—	7.6
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	7.6	—	—	7.6	—	7.6
Stock based compensation expense	—	9.3	—	—	—	9.3	—	9.3
RSU distributions	—	(19.9)	—	—	9.9	(10.0)	—	(10.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2018	$2.6	$6,531.7	$2,375.9	$(281.0)	$(1,936.1)	$6,693.1	$12.1	$6,705.2
Net income	—	—	(1,122.0)	—	—	(1,122.0)	1.0	(1,121.0)
Other comprehensive (loss) income	—	—	—	(159.8)	—	(159.8)	(0.2)	(160.0)
Exercise of stock options	—	(4.6)	—	—	8.2	3.6	—	3.6
Reclassification on adoption of ASU No. 2018-02	—	—	0.5	—	—	0.5	—	0.5
Stock based compensation expense	—	0.5	—	—	—	0.5	—	0.5
Treasury shares purchased	—	—	—	—	(250.2)	(250.2)	—	(250.2)
RSU distributions	—	(1.5)	—	—	1.1	(0.4)	—	(0.4)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($0.175 per share)	—	—	(38.1)	—	—	(38.1)	—	(38.1)
Balance at June 30, 2018	$2.6	$6,526.2	$1,216.2	$(440.8)	$(2,177.0)	$5,127.2	$12.9	$5,140.1

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$75.6	$(1,039.9)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70.4	68.8
Amortization of intangible assets	95.5	100.1
Amortization of deferred financing costs	1.4	1.3
Fixed asset impairment	33.2	—
Goodwill impairment	—	1,085.8
Indefinite-lived intangible asset impairment	5.3	179.2
Deferred income taxes	(18.4)	(70.8)
Stock based compensation expense	34.4	9.8
Restructuring and other costs - non-cash	14.8	9.1
Other non-cash income	(16.7)	(2.9)
Loss on disposal of property, plant and equipment	0.6	0.6
Gain on divestiture of noncontrolling interest	(8.7)	—
Loss on sale of non-strategic businesses and product lines	14.5	—
Gain on sale of equity security	—	(44.1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(1.5)	23.0
Inventories, net	(18.3)	(69.3)
Prepaid expenses and other current assets, net	7.9	(25.7)
Other noncurrent assets, net	6.9	(7.7)
Accounts payable	(32.2)	(6.5)
Accrued liabilities	(81.1)	(4.6)
Income taxes	(11.0)	(28.5)
Other noncurrent liabilities	1.8	(5.7)
Net cash provided by operating activities	174.4	172.0

Cash flows from investing activities:
Capital expenditures	(63.5)	(81.2)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(130.5)
Cash received on sale of non-strategic businesses or product lines	11.6	—
Cash received on derivatives contracts	27.0	1.9
Cash paid on derivatives contracts	—	(2.4)
Expenditures for identifiable intangible assets	—	(5.3)
Purchase of short-term investments	(0.3)	—
Proceeds from sale of equity security	—	54.1
Proceeds from sale of property, plant, and equipment, net	0.7	3.9
Net cash used in investing activities	(24.5)	(159.5)

Cash flows from financing activities:
Increase in short-term borrowings	(23.3)	187.3
Cash paid for treasury stock	(60.0)	(250.2)
Cash dividends paid	(39.1)	(39.7)
Proceeds from long-term borrowings, net of deferred financing costs	1.7	0.3
Repayments on long-term borrowings	(134.6)	(0.4)
Proceeds from exercised stock options	76.4	13.9
Cash paid for contingent consideration on prior acquisitions	(30.6)	—
Net cash used in financing activities	(209.5)	(88.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	(5.0)
Net decrease in cash and cash equivalents	(59.5)	(81.3)
Cash and cash equivalents at beginning of period	309.6	320.6
Cash and cash equivalents at end of period	$250.1	$239.3
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

Revenue Recognition

At June 30, 2019, the Company had $29.2 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $28.5 million at June 30, 2019 and $24.5 million at December 31, 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “Topic 842”). The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective approach transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported in accordance with historic accounting under ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, their classification and initial direct costs for existing leases. The Company did not elect to adopt the hindsight practical expedient. The Company recognized material right-of-use assets and liabilities in the Consolidated Balance Sheets for its operating lease commitments with terms greater than twelve months. See Note 8, Leases for additional information. The impact of adopting this standard, by financial statement line item, on January 1, 2019 was as follows:

(in millions)	January 1, 2019

Assets
Operating lease right-of-use assets, net	$167.1
Property, plant, and equipment, net	1.8

Liabilities
Accrued liabilities	$39.4
Notes payable and current portion of long-term debt	0.2
Long-term debt	1.5
Operating lease liabilities	126.5

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging.” This newly issued accounting standard improves the financial reporting and disclosure of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update make improvements to simplify the application of the hedge accounting guidance in current US GAAP based on the feedback received from preparers, auditors, users and other stakeholders. More specifically, this update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this accounting standard during the three months ended March 31, 2019. The adoption of this standard did not materially impact the statements of operations, financial position, cash flows, and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this standard are required for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments should be applied on a retrospective basis for all periods presented. The Company is currently assessing the impact that this standard will have on its disclosures.

NOTE 2 – STOCK COMPENSATION

The following represents total stock based compensation expense for non-qualified stock options, RSUs and the tax related benefit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(in millions)	2019	2018	2019	2018

Stock option expense	$2.8	$2.7	$5.0	$3.4
RSU expense	22.1	(2.6)	28.8	5.9
Total stock based compensation expense	$24.9	$0.1	$33.8	$9.3

Related deferred income tax benefit	$3.6	$—	$5.0	$1.6

For the three and six months ended June 30, 2019, stock compensation expense was $24.9 million and $33.8 million, respectively, of which $24.2 million and $32.8 million, respectively, was recorded in Selling, general, and administrative expense, and $0.7 million and $1.0 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three and six months ended June 30, 2018, stock compensation expense was $0.1 million and $9.3 million, respectively, of which $1.2 million and $8.3 million, respectively, was recorded in Selling, general, and administrative expense, and $0.1 million and $0.4 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $1.2 million and expense of $0.5 million, respectively, in Restructuring and other costs in the Consolidated Statements of Operations.

During the six months ended June 30, 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company's three year transformation program. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. For vesting to occur an adjusted operating income margin target must be achieved over a period of four consecutive quarters, and an adjusted operating income margin above that target threshold must then be maintained for the subsequent quarter, all calculated on a trailing four quarter basis. The performance period began on January 1, 2019 and concludes on December 31, 2022.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following summarizes the components of Other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(in millions)	2019	2018	2019	2018

Foreign currency translation gains (losses)	$54.9	$(223.4)	$(17.0)	$(139.4)
Foreign currency translation (loss) gain on hedges of net investments	(11.2)	31.0	(0.6)	12.1

These amounts are recorded in Accumulated other comprehensive loss ("AOCI"), net of any related tax adjustments. At June 30, 2019 and December 31, 2018, the cumulative tax adjustments were $152.6 million and $157.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $189.9 million and $172.9 million at June 30, 2019 and December 31, 2018, respectively, and cumulative losses on loans designated as hedges of net investments of $112.4 million and $111.8 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2019 and 2018 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(13.4)	(15.4)	6.7	—	(22.1)
Tax (expense) benefit	(4.2)	4.0	(4.6)	—	(4.8)
Other comprehensive (loss) income, net of tax, before reclassifications	(17.6)	(11.4)	2.1	—	(26.9)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.2	—	1.8	3.0
Net (decrease) increase in other comprehensive loss	(17.6)	(10.2)	2.1	1.8	(23.9)
Balance, net of tax, at June 30, 2019	$(302.3)	$(9.6)	$(109.3)	$(81.4)	$(502.6)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Net Unrealized Holding Gain on Available-for-sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive (loss) income before reclassifications and tax impact	(106.6)	(4.2)	29.4	—	2.4	(79.0)
Tax (expense) benefit	(20.7)	0.5	(14.5)	—	(0.6)	(35.3)
Other comprehensive (loss) income, net of tax, before reclassifications	(127.3)	(3.7)	14.9	—	1.8	(114.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	6.4	—	(44.3)	2.4	(35.5)
Net (decrease) increase in other comprehensive loss	(127.3)	2.7	14.9	(44.3)	4.2	(149.8)
Balance, net of tax, at June 30, 2018	$(231.8)	$(9.9)	$(112.7)	$—	$(86.4)	$(440.8)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 were as follows:

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
(in millions)	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(0.5)	$(0.5)	Interest expense
Foreign exchange forward contracts	(0.5)	(4.3)	Cost of products sold
Net loss before tax	(1.0)	(4.8)
Tax impact	—	0.7	Provision (benefit) for income taxes
Net loss after tax	$(1.0)	$(4.1)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$—	(a)
Amortization of net actuarial losses	(1.3)	(1.7)	(a)
Net loss before tax	(1.2)	(1.7)
Tax impact	0.3	0.5	Provision (benefit) for income taxes
Net loss after tax	$(0.9)	$(1.2)

Total reclassifications for the period	$(1.9)	$(5.3)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended June 30, 2019 and 2018.

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Six Months Ended
(in millions)	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(1.1)	$(1.1)	Interest expense
Foreign exchange forward contracts	(0.1)	(6.1)	Cost of products sold
Net loss before tax	(1.2)	(7.2)
Tax impact	—	0.8	Provision (benefit) for income taxes
Net loss after tax	$(1.2)	$(6.4)

Net unrealized holding gain on available-for-sale securities:
Available-for-sale securities	$—	$45.0	Other expense (income), net
Tax impact	—	(0.7)	Provision (benefit) for income taxes
Net gain after tax	$—	$44.3

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.2	$—	(a)
Amortization of net actuarial losses	(2.7)	(3.4)	(a)
Net loss before tax	(2.5)	(3.4)
Tax impact	0.7	1.0	Provision (benefit) for income taxes
Net loss after tax	$(1.8)	$(2.4)

Total reclassifications for the period	$(3.0)	$35.5
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended June 30, 2019 and 2018.

NOTE 4 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the three and six months ended June 30 were as follows:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2019	2018	2019	2018

Net income (loss) attributable to Dentsply Sirona	$36.4	$(1,122.0)	$75.6	$(1,040.8)

Weighted average common shares outstanding	224.2	225.2	223.7	226.2

Earnings (loss) per common share - basic	$0.16	$(4.98)	$0.34	$(4.60)

Diluted Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2019	2018	2019	2018

Net income (loss) attributable to Dentsply Sirona	$36.4	$(1,122.0)	$75.6	$(1,040.8)

Weighted average common shares outstanding	224.2	225.2	223.7	226.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.5	—	1.6	—
Total weighted average diluted shares outstanding	225.7	225.2	225.3	226.2

Earnings (loss) per common share - diluted	$0.16	$(4.98)	$0.34	$(4.60)

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 3.1 million and 3.6 million equivalent shares of common stock that were outstanding during the three and six months ended June 30, 2019, respectively, because their effect would be antidilutive. There were 5.5 million and 4.7 million antidilutive equivalent shares of common stock outstanding during the three and six months ended June 30, 2018, respectively.

NOTE 5 – BUSINESS COMBINATIONS

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120.0 million, with an additional payment totaling $30.0 million, subject to meeting certain earn-out provisions. During the three months ended March 31, 2019, the Company paid the earn-out provision. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology, and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 91% of net sales for the three and six months ended June 30, 2019 and 92% for the three and six months ended June 30, 2018.

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

The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment adjusted operating income. Net third party sales excluding precious metal content is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure. Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-US GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

During the three and six months ended June 30, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019; the Company's laboratory dental business moved into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales, and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic dental products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sale, and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and laboratory dental products.

The Company’s segment information for the three and six months ended June 30 were as follows:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$558.4	$553.2	$1,079.2	$1,063.3
Consumables	451.0	488.9	876.4	934.9
Total net sales	$1,009.4	$1,042.1	$1,955.6	$1,998.2

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$558.4	$553.2	$1,079.2	$1,063.3
Consumables	442.1	479.5	856.3	915.2
Total net sales, excluding precious metal content	1,000.5	1,032.7	1,935.5	1,978.5
Precious metal content of sales	8.9	9.4	20.1	19.7
Total net sales, including precious metal content	$1,009.4	$1,042.1	$1,955.6	$1,998.2

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$96.0	$68.8	$167.8	$137.3
Consumables	121.8	143.4	227.5	258.1
Segment adjusted operating income before income taxes and interest	217.8	212.2	395.3	395.4

Reconciling items expense (income):
All Other (a)	58.9	39.6	118.6	92.2
Goodwill impairment	—	1,085.8	—	1,085.8
Restructuring and other costs	42.4	188.9	62.9	199.1
Interest expense	8.0	9.6	16.4	18.2
Interest income	(0.2)	(0.4)	(1.3)	(1.0)
Other expense (income), net	12.1	(1.0)	(1.7)	(35.1)
Amortization of intangible assets	47.3	50.2	95.5	100.1
Depreciation resulting from the fair value step-up of property, plant, and equipment, net from business combinations	1.7	1.8	3.5	3.6
Income (loss) before income taxes	$47.6	$(1,162.3)	$101.4	$(1,067.5)
(a) Includes the results of unassigned Corporate headquarter costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2019 and December 31, 2018 were $8.7 million and $9.0 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2019 and December 31, 2018 by $11.6 million and $10.2 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	June 30, 2019	December 31, 2018

Finished goods	$390.6	$380.0
Work-in-process	87.3	89.2
Raw materials and supplies	130.4	129.7
Inventories, net	$608.3	$598.9

The inventory valuation allowance was $106.7 million and $92.5 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 8 – LEASES

The Company leases real estate, automobiles and equipment under various operating and finance leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Beginning January 1, 2019, any new real estate and equipment operating lease agreements with lease and nonlease components, will be accounted for as a single lease component; auto leases will be accounted for as separate lease components.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 11 years. Many of the Company's real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements.

The net present value of finance and operating lease assets and liabilities consist of the following:

(in millions, except percentages)	Location in the Consolidated Balance Sheets	June 30, 2019

Assets
Current assets
Finance leases	Property, plant, and equipment, net	$1.6
Operating leases	Operating lease right-of-use assets, net	155.8
Total right-of-use assets		$157.4

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$0.2
Operating leases	Accrued liabilities	39.7
Noncurrent liabilities
Finance leases	Long-term debt	1.4
Operating leases	Operating lease liability	119.3
Total lease liabilities		$160.6

Supplemental information:
Weighted-average discount rate
Finance leases		3.5%
Operating leases		3.0%

Weighted-average remaining lease term in years
Finance leases		7.2
Operating leases		5.7

The lease cost recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2019 were as follows:

(in millions)	Three Months Ended	Six Months Ended

Finance lease cost
Amortization of right-of-use assets	$0.1	$0.2
Operating lease cost	12.5	25.7
Short-term lease cost	0.3	0.4
Variable lease cost	2.0	3.9
Total lease cost	$14.9	$30.2

The contractual maturity dates of the remaining lease liabilities at June 30, 2019 consist of the following:

(in millions)	Finance Leases	Operating Leases	Total

2019, excluding the six months ended June 30, 2019	$0.1	$23.0	$23.1
2020	0.3	38.8	39.1
2021	0.3	29.7	30.0
2022	0.3	22.4	22.7
2023	0.2	17.4	17.6
2024 and beyond	0.7	43.8	44.5
Total lease payments	$1.9	$175.1	$177.0
Less imputed interest	0.3	16.1	16.4
Present value of lease liabilities	$1.6	$159.0	$160.6

The contractual maturity dates presented under prior lease accounting guidance of the remaining rental commitments at December 31, 2018 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019	$4.2	$36.6	$40.8
2020	4.2	28.5	32.7
2021	2.5	22.1	24.6
2022	1.8	16.4	18.2
2023	1.3	12.7	14.0
2024 and beyond	1.1	16.9	18.0
Total lease payments	$15.1	$133.2	$148.3

The supplemental cash flow information for the three and six months ended June 30, 2019 were as follows:

(in millions)	Three Months Ended	Six Months Ended

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.6	$25.2
Financing cash flows from finance leases	0.1	0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1.5	$5.8

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2019, the Company recorded net restructuring costs and other costs of $42.4 million and $62.9 million, respectively, which includes net restructuring costs of $10.7 million and $24.9 million, respectively. During the three and six months ended June 30, 2018, the Company recorded net restructuring costs and other cost of $188.9 million and $199.1 million, respectively, which includes net restructuring costs of $3.4 million and $10.8 million, respectively. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company’s restructuring accruals at June 30 were as follows:

	Severance
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$26.8	$16.4	$—	$43.2
Provisions	2.5	2.0	16.0	20.5
Amounts applied	(16.2)	(8.9)	(3.4)	(28.5)
Change in estimates	(0.6)	(0.5)	1.6	0.5
Balance at June 30, 2019	$12.5	$9.0	$14.2	$35.7

	Lease/Contract Terminations
(in millions)	2017 and Prior Plans	2018 Plans	Total

Balance at December 31, 2018	$0.5	$0.1	$0.6
Provisions	0.4	—	0.4
Amounts applied	(0.4)	(0.1)	(0.5)
Balance at June 30, 2019	$0.5	$—	$0.5

	Other Restructuring Costs
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$2.0	$0.4	$—	$2.4
Provisions	0.6	0.6	2.7	3.9
Amounts applied	(0.6)	(1.0)	(2.3)	(3.9)
Change in estimate	0.2	(0.9)	0.3	(0.4)
Balance at June 30, 2019	$2.2	$(0.9)	$0.7	$2.0

The following provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2018 (a)	Provisions	Amounts Applied	Change in Estimates	June 30, 2019

Technologies & Equipment	$32.9	$8.2	$(23.6)	$1.6	$19.1
Consumables	13.6	15.7	(8.6)	(1.3)	19.4
All Other	(0.3)	0.9	(0.7)	(0.2)	(0.3)
Total	$46.2	$24.8	$(32.9)	$0.1	$38.2
(a) Reclassifications have been made to prior year balances to confirm to the new segments, see Note 6, Segment Information.

Other Costs

Other costs for the three and six months ended June 30, 2019 were $31.7 million and $38.0 million, respectively, including fixed asset impairments of $32.8 million recorded during the three months ended June 30, 2019. During the six months ended June 30, 2019 the Company recorded an impairment of $5.3 million related to indefinite-lived tradenames and trademarks within the Technologies & Equipment segment.

Other costs for the three and six months ended June 30, 2018 were $185.5 million and $188.3 million, respectively. During the three months ended June 30, 2018 the Company recorded an impairment of $179.2 million related to indefinite-lived tradenames and trademarks within the Technologies & Equipment segment.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2019 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$360.7	$271.4
Interest rate swaps	266.4	116.4
Total derivative instruments designated as cash flow hedges	$627.1	$387.8

Foreign Exchange Risk Management

The Company uses a program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is reported on a straight line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Australian dollars.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2019, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019. On March 11, 2019, the Company entered into a Treasury Rate Lock ("T-Lock") transaction to hedge the base interest rate variability exposure on a planned $150 million ten year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt in the future, a pro-rata amount from AOCI will be released and recorded in Other expense (income) in the Consolidated Statements of Operations.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

Gains and losses recorded in AOCI in the Consolidated Balance Sheets and Cost of products sold in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three and six months ended June 30, 2019 and 2018 were insignificant.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments; which are designated as hedges of net investments and are included in AOCI. The time value component of the fair value of the derivative is reported on a straight line basis in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2019, the Company early terminated its existing 245.6 million euro cross currency basis swap and entered into a new 263.4 million euro cross currency basis swap maturing in August 2021. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.2%, which will result in a net reduction of interest expense through maturity in 2021. The early termination resulted in a cash receipt of $17.4 million.

The following summarizes the notional amount of hedges of net investments by derivative instrument at June 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$778.4	$259.5
Cross currency basis swaps	299.5	—
Total for instruments not designated as hedges	$1,077.9	$259.5

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2019 and 2018:

	June 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(2.5)	Interest Expense	$2.1
Foreign exchange forward contracts	(9.4)	Other expense (income), net	6.1
Total for net investment hedging	$(11.9)		$8.2

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$16.0	Interest Expense	$1.9
Foreign exchange forward contracts	31.3	Other expense (income), net	3.9
Total for net investment hedging	$47.3		$5.8

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2019 and 2018:

	June 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$0.6	Interest expense	$4.1
Foreign exchange forward contracts	6.1	Other expense (income), net	9.6
Total for net investment hedging	$6.7		$13.7

	June 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$9.6	Interest expense	$3.6
		Other expense (income), net	(6.6)
Foreign exchange forward contracts	19.8	Other expense (income), net	5.4
Total for net investment hedging	$29.4		$2.4

Fair Value Hedges

Foreign Exchange Risk Management

The Company has an intercompany loan denominated in Swedish Kronor that is exposed to volatility in currency exchange rates. The Company employs derivative financial instruments to hedge this exposure. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows.

The following summarizes the notional amounts of fair value hedges by derivative instrument type at June 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$120.7	$38.8
Total derivative instruments as cash flow hedges	$120.7	$38.8

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the fair value hedges for the three and six months ended June 30, 2019:

	June 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$5.0	Other expense (income), net	$3.0
Total for cash flow hedging	$5.0		$3.0

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

The following summarizes the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$282.9	$282.9
Total for instruments not designated as hedges	$282.9	$282.9

Gains and losses recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2019 and 2018 were insignificant.

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

Offsetting of financial liabilities under netting arrangements at June 30, 2019 were insignificant. Offsetting of financial assets under netting arrangements at June 30, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38.3	$—	$38.3	$(10.7)	$—	$27.6
Total Assets	$38.3	$—	$38.3	$(10.7)	$—	$27.6

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, were $1,503.7 million and $1,497.6 million, respectively at June 30, 2019. At December 31, 2018, the Company estimated the fair value and carrying value of total long-term debt, including the current portion, were $1,577.1 million and $1,575.5 million, respectively. The variable interest rate on the Japanese yen term loan is consistent with current market conditions, therefore the fair value approximates the loan’s carrying value.

The following set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and both assets and liabilities at December 31, 2018:

	June 30, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$38.3	—	$38.3	$—
Total assets	$38.3	$—	$38.3	$—

Liabilities
Interest rate swaps	$8.6	$—	$8.6	$—
Cross currency basis swaps	1.5	—	1.5	—
Foreign exchange forward contracts	5.6	—	5.6	—
Contingent considerations on acquisitions	9.5	—	—	9.5
Total liabilities	$25.2	$—	$15.7	$9.5

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$11.6	$—	$11.6	$—
Foreign exchange forward contracts	33.7	—	33.7	—
Total assets	$45.3	$—	$45.3	$—

Liabilities
Interest rate swaps	$0.2	$—	$0.2	$—
Foreign exchange forward contracts	3.2	—	3.2	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$12.5	$—	$3.4	$9.1

There have been no transfers between levels during the six months ended June 30, 2019.

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

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s quarterly consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months are not expected to be significant.

Other Tax Matters

During the three months ended June 30, 2019, the Company recorded $1.8 million of excess tax benefit related to employee share-based compensation. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge.

During the three months ended June 30, 2018, the Company recorded the following discrete tax items, $0.5 million of excess tax benefit related to employee share-based compensation, tax benefits of $0.7 million related to valuation allowances, $2.5 million related to enacted statutory rate changes and $0.6 million of tax benefit for other discrete tax matters. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to goodwill that was tax-deductible for the three months ended June 30, 2018. In addition, the Company also recorded a $0.6 million tax benefit as a discrete item related to the gain on sale of marketable securities.

NOTE 13 – FINANCING ARRANGEMENTS

At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the current $700.0 million multi- currency revolving credit facility. The Company had $43.3 million outstanding borrowings under the commercial paper facility at June 30, 2019 and $67.8 million outstanding under the commercial paper facility at December 31, 2018. The multi-currency revolving credit facility serves as a back-stop facility for the Company’s $500.0 million commercial paper program.

At June 30, 2019, the Company had $676.8 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2019, the Company was in compliance with all debt covenants.

On March 11, 2019, the Company entered into a T-Lock which expires on September 30, 2021, to hedge the base interest rate variability exposure on a planned ten-year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk fixing the base rate at 2.84% on a notional amount of $150 million. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt, a proportional amount from AOCI will be released and recorded in Other expense (income), net in the Consolidated Statements of Operation.

On May 28, 2019, the Company pre-paid the PNC Term Loan for a total of $131.3 million using cash and short-term commercial paper.

On June 24, 2019, the Company entered into a Private Placement Note Purchase Agreement (“PPN”) to borrow 12.5 billion Japanese yen for a term of twelve years at a coupon of 0.99%. The PPN will be funded on a delayed draw basis on September 25, 2019 and the proceeds will be used to repay the 12.5 billion Japanese yen Term Loan maturing September 30, 2019.

On July 31, 2019, the Company amended its $700.0 million revolving credit facility to extend the maturity date one year to July 26, 2024.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment tests of goodwill at April 30, 2019 on 5 reporting units. As discussed in Note 6, Segment Information, effective in the first quarter of 2019, the Company realigned certain businesses between segments. As a result, the Company transferred goodwill between segments due to changes in the reporting units. Affected reporting units were tested for potential impairment of goodwill before the transfers. No goodwill impairment was identified due to the realignment.

To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit and operating expense assumptions taking into consideration historical trends as well as future expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows are discounted based on a range between 8.0% to 11.3%. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. The Company’s significant estimates in the discounted cash flow models include, but is not limited to, the weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. As a result of the annual impairment tests of goodwill, no impairment was identified. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

In addition, the Company assessed the annual impairment of indefinite-lived intangible assets at April 30, 2019, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s indefinite-lived intangible assets.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2018	$2,579.8	$851.5	$3,431.3
Business unit transfers	(37.1)	37.1	—
Divestiture of a business	(4.1)	—	(4.1)
Effects of exchange rate changes	(11.9)	(2.6)	(14.5)
Balance at June 30, 2019	$2,526.7	$886.0	$3,412.7

The following provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,263.3	$(2,736.6)	$2,526.7	$5,247.9	$(2,668.1)	$2,579.8
Consumables	886.0	—	886.0	920.0	(68.5)	851.5
Total effect of cumulative impairment	$6,149.3	$(2,736.6)	$3,412.7	$6,167.9	$(2,736.6)	$3,431.3

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,368.5	$(465.1)	$903.4	$1,376.4	$(407.1)	$969.3
Tradenames and trademarks	79.9	(63.3)	16.6	81.1	(62.5)	18.6
Licensing agreements	36.0	(27.1)	8.9	36.1	(26.3)	9.8
Customer relationships	1,078.1	(367.2)	710.9	1,085.3	(334.4)	750.9
Total definite-lived	$2,562.5	$(922.7)	$1,639.8	$2,578.9	$(830.3)	$1,748.6

Indefinite-lived tradenames and trademarks	$656.1	$—	$656.1	$671.7	$—	$671.7

Total identifiable intangible assets	$3,218.6	$(922.7)	$2,295.9	$3,250.6	$(830.3)	$2,420.3

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

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. The court held an initial hearing on the matter on April 11, 2018. Mr. Redlich filed his reply on July 9, 2018. The Company filed its response to that reply on August 23, 2018, refuting the allegations in Mr. Redlich’s reply and continuing to deny liability under the alleged agreement. Following that, Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. The court held a hearing on August 30, 2018 where the parties outlined their respective legal positions. In late November 2018, Mr. Fischer filed a statement to the court in which he disputed the central allegations raised by Mr. Redlich in his lawsuit and his supplemental submissions to the court. Based on Mr. Fischer’s statement, the Company filed a further written statement to the court, therein insisting on its previous legal position and presenting new factual submissions and evidence. In response, Mr. Redlich filed a written statement rejecting the positions of Mr. Fischer and the Company. In late January 2019, the court held hearings in which Mr. Redlich and a number of witnesses provided oral testimony to the court. In early April 2019, the court held a hearing, receiving additional testimony and the court held a further hearing in the matter on June 22, 2019, and then closed the hearings pending a decision on the capacity of Mr. Fischer to enter into a binding agreement of the type alleged by Mr. Redlich in the manner alleged. The Company continues to defend against this claim vigorously.

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

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Class Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. The Company has filed motions to dismiss the amended complaint, to stay discovery pending resolution of the motion to dismiss, and to stay all proceedings pending resolution of the Federal Class Action described below. These motions are pending before the court.

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Class Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company's motion to dismiss the amended complaint is due to be filed by August 15, 2019.

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, waste of corporate assets, and violations of the U.S. securities laws. The Plaintiffs seek monetary damages and various corporate governance reforms.

The Company intends to defend itself vigorously in these actions.

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546.0 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $4.7 million for 2012, has no tax liability for 2013, and owes a deficiency of $17.1 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. The Company has submitted a formal protest disputing on multiple grounds the proposed taxes.

The Company believes the IRS position is without merit and believes that it is more likely-than-not the Company’s position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

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

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

OVERVIEW

Highlights

•For the three months ended June 30, 2019, reported net sales decreased 3.1% compared to the three months ended June 30, 2018. On a constant currency basis sales increased 1.1% compared to the three months ended June 30, 2018.

•For the three months ended June 30, 2019, the Company generated earnings per diluted common share of $0.16 compared to a loss per basic common share of $4.98 for the three months ended June 30, 2018. Adjusted earnings per diluted common share (a non-US GAAP measure as reconciled under net income attributable to Dentsply Sirona below) for the three months ended June 30, 2019 was $0.66 compared to $0.60 earnings per diluted common share for the three months ended June 30, 2018.

•Cash flow from operations for the six months ended June 30, 2019 was $174.4 million, as compared to $172.0 million during the six months ended June 30, 2018.

Company Profile

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with over a century of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s global headquarters is located in Charlotte, North Carolina. The Company’s shares are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two business segments:

The Technologies & Equipment segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic dental products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

The Consumables segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and laboratory dental products.

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

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation, and new product launches by the Company; as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, changes in strategy or distributor inventory levels can impact the Company’s internal growth.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the worldwide consolidation of operations and functions to further reduce costs. While the Company continues consolidation initiatives which can have an adverse impact on reported results, the Company expects that the continued benefits from these global efficiency efforts will improve its cost structure.

In connection with these initiatives, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization, with the understanding that the restructuring plan may continue to evolve as the Company progresses through the continued planning and execution of the plan. The plan includes a restructuring of the business through streamlining the organization and consolidating functions. The restructuring plan anticipates a net reduction in the Company’s global workforce of approximately 6% to 8%, and the Company will consult with employee representation in connection with the execution of the restructuring plan where required. The Company's goal is that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. As part of the restructuring plan announced on November 18, 2018, the Company put in place a plan to reduce headcount from 16,300 as of that date, to a range of 15,300 and 15,000 before the end of 2022. Since the announcement, the Company has made significant progress in reducing headcount, and has reduced overall headcount by approximately 1,000 as of June 30, 2019. The Company is currently in the process of making strategic headcount additions to support revenue growth and other initiatives. At the same time, the Company continues to execute on additional cost reduction programs which are anticipated to incrementally reduce headcount over the remaining time period required to fully execute its cost containment programs. The Company expects to incur approximately $275 million in one-time expenditures and charges. During the six months ended June 30, 2019, the Company has recorded expenses and charges of approximately $135 million related to this restructuring plan, of which, approximately $70 million were non-cash charges. There can be no assurance that the cost reductions and results will be achieved.

As part of this restructuring plan, the Company has introduced five key operating principles in order to achieve this goal:

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

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental, healthcare consumable, and dental technology products; they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company will continue to pursue opportunities to expand the Company’s product offerings, technologies, and sales and service infrastructure through partnerships and acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they remain fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. The Company typically implements most of its price increases in October or January of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels in excess of retail demand. These net inventory changes have impacted the Company’s consolidated net sales and net income in the past, and may continue to do so in the future, over a given period or multiple periods. In addition, the Company may from time to time, engage in new distributor relationships that could cause quarterly fluctuations of consolidated net sales and net income. Distributor inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history. Any of these fluctuations could be material to the Company’s consolidated financial statements.

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two-thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition, and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S.

Reclassification of Prior Year Amounts

During the three and six months ended June 30, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019, the Company's laboratory dental business moved into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2019 COMPARED TO QUARTER ENDED JUNE 30, 2018

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

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$1,009.4	$1,042.1	$(32.7)	(3.1%)
Less: precious metal content of sales	8.9	9.4	(0.5)	(5.3%)
Net sales, excluding precious metal content	$1,000.5	$1,032.7	$(32.2)	(3.1%)

Reported net sales, for the three months ended June 30, 2019 were $1,009.4 million, a decrease of $32.7 million from the three months ended June 30, 2018. For the three months ended June 30, 2019 net sales, excluding precious metal content were $1,000.5 million, a decrease of $32.2 million from the three months ended June 30, 2018. The second quarter of 2018 included an estimated decrease in inventory at certain distributors of $26 million. Net sales, excluding precious metal content, were negatively impacted by approximately 4.4% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three months ended June 30, 2019, net sales, excluding precious metal content, increased 3.0% on an internal sales growth basis. On a constant currency basis, revenue increased 1.1%. The constant currency increase included a 1.3% reduction due to discontinued products and 60 basis points negative impact from divestitures of non-strategic businesses. Internal sales growth was attributable to the Technologies & Equipment revenue growth.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

United States	$328.0	$337.1	$(9.1)	(2.7%)

Europe	415.4	419.4	(4.0)	(1.0%)

Rest of World	257.1	276.2	(19.1)	(6.9%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended June 30, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$329.5	$422.0	$257.9	$1,009.4
Less: precious metal content of sales	1.5	6.6	0.8	8.9
Net sales, excluding precious metal content	$328.0	$415.4	$257.1	$1,000.5
.

	Three Months Ended June 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$338.4	$426.7	$277.0	$1,042.1
Less: precious metal content of sales	1.3	7.3	0.8	9.4
Net sales, excluding precious metal content	$337.1	$419.4	$276.2	$1,032.7
Acquisition related adjustments (a)	2.1	—	—	2.1
Non-US GAAP net sales, excluding precious metal content	$339.2	$419.4	$276.2	$1,034.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

United States

Reported net sales decreased by 2.6% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, decreased by 2.7% during the second quarter of 2019 as compared to the second quarter of 2018. The second quarter of 2018 included an estimated decrease in inventory by certain distributors at $24 million.

For the three month period ended June 30, 2019, net sales, excluding precious metal content, decreased by 1.5% on an internal sales growth basis. On a constant currency basis, revenue decreased 3.2%. The constant currency decrease included a 1.3% reduction from divestitures of non-strategic businesses and 40 basis points negative impact from discontinued products. The declining internal sales growth was attributable to the Consumables segment, partially offset by internal growth the Technologies & Equipment segment.

Europe

Reported net sales decreased by 1.1% during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, decreased by 1.0% in the second quarter of 2019 as compared to the second quarter of 2018, which was negatively impacted by approximately 6.9% due to the strengthening of the U.S. dollar as compared to the prior year period.

For the three month period ended June 30, 2019, net sales, excluding precious metal content, increased by 7.1% on an internal sales growth basis. On a constant currency basis, revenue increased 5.9%. The constant currency increase included a 1.0% reduction due to discontinued products and 20 basis points negative impact from divestitures of non-strategic businesses. The internal sales growth was driven primarily by the Technologies and Equipment segment.

Rest of World

Reported net sales decreased by 6.9% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, decreased 6.9% in the second quarter of 2019 as compared to the second quarter of 2018. The three months ended June 30, 2019 was negatively impacted by approximately 6.0% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three month period ended June 30, 2019, net sales, excluding precious metal content, increased by 2.4% on an internal sales growth basis. On a constant currency basis, revenue declined 90 basis points. The constant currency decrease included a 3.0% reduction due to discontinued products and 30 basis points negative impact from divestitures of non-strategic businesses. The internal sales growth was driven by the Technologies & Equipment segment.

Gross Profit

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Gross profit	$540.8	$552.8	$(12.0)	(2.2%)

Gross profit as a percentage of net sales, including precious metal content	53.6%	53.0%
Gross profit as a percentage of net sales, excluding precious metal content	54.1%	53.5%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 60 basis points for the three months ended June 30, 2019 as compared to the same three month period ended June 30, 2018.

For the three months ended June 30, 2019, the increase in the gross profit rate was primarily driven by cost savings initiatives and the favorable impact of foreign currency which together impacted the rate by approximately 180 basis points, partially offset by expenses related to the divestiture of non-strategic businesses as compared to the three months ended June 30, 2018.

Operating Expenses

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$430.9	$432.2	$(1.3)	(0.3%)
Goodwill impairment	—	1,085.8	(1,085.8)	NM
Restructuring and other costs	42.4	188.9	(146.5)	NM

SG&A as a percentage of net sales, including precious metal content	42.7%	41.5%
SG&A as a percentage of net sales, excluding precious metal content	43.1%	41.9%

NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the three months ended June 30, 2019 increased 120 basis points as compared to the three months ended June 30, 2018.

For the three months ended June 30, 2019, the higher rate was driven primarily by higher performance-based compensation of $33.0 million and certain severance costs related to the Chief Financial Officer and Chief Human Resources Officer of $11.0 million, partially offset by cost savings initiatives including head count reductions and the divestiture of non-strategic businesses.

Goodwill impairment

For the three months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge is related to two reporting units within the Technologies & Equipment segment.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $42.4 million for the three months ended June 30, 2019 compared to $188.9 million for the three months ended June 30, 2018.

The Company recorded $10.7 million of restructuring costs during the three months ended June 30, 2019.

During the three months ended June 30, 2019, the Company recorded $31.7 million of other costs which consist primarily of fixed asset impairments.

During the three months ended June 30, 2018, the Company recorded an impairment charge of $179.2 million related to certain tradenames and trademarks within the reporting units in the Technologies & Equipment segment that were impaired during the Company's annual impairment testing.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2019	2018	Change

Net interest expense	$7.8	$9.2	$(1.4)
Other expense (income), net	12.1	(1.0)	13.1
Net interest and other expense	$19.9	$8.2	$11.7

Net Interest Expense

Net interest expense for the three months ended June 30, 2019 decreased $1.4 million as compared to the three months ended June 30, 2018. The Company maintained lower average debt levels during the three months ended June 30, 2019 when compared to the same period in the prior year resulting in lower net interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2019 was an expense of $12.1 million, comprised primarily of net loss of $14.5 million on the divestitures of non-strategic businesses partially offset by foreign currency transaction gains of $5.5 million, primarily on net investment hedges. Other expense (income), net for the three months ended June 30, 2018 was income of $1.0 million, comprised primarily of $5.7 million curtailment gain recorded on the termination of a post-employment medical benefit plan partially offset by $2.0 million currency transaction losses and $2.7 million of other non-operating expense.

Income Taxes and Net Income (Loss)

	Three Months Ended June 30,
(in millions, except per share data and percentages)	2019	2018	$ Change

Provision (benefit) for income taxes	$11.2	$(41.3)	$52.5

Effective income tax rate	23.5%	NM

Net income (loss) attributable to Dentsply Sirona	$36.4	$(1,122.0)	$1,158.4

Net income (loss) per common share - diluted	$0.16	$(4.98)
NM - Not meaningful

Provision for Income Taxes

For the three months ended June 30, 2019, income taxes were a provision of $11.2 million as compared to a net benefit of $41.3 million during the three months ended June 30, 2018.

During the three months ended June 30, 2019, the Company recorded $1.8 million of excess tax benefit related to employee share-based compensation. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of fixed assets and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 25.2%.

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

The Company’s effective income tax rate for the second quarter of 2019 included the net impact of the restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $150.3 million and $38.8 million, respectively.

The Company’s effective income tax rate for the second quarter of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $1,337.7 million and $78.9 million, respectively.

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

	Three Months Ended
	June 30, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$36.4	$0.16
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs (a)	99.7
Amortization of purchased intangible assets	47.3
Business combination related costs and fair value adjustments	2.0
Credit risk and fair value adjustments	1.3
Tax impact of the pre-tax non-US GAAP adjustments (b)	(38.0)
Subtotal non-US GAAP adjustments	112.3	0.50
Income tax related adjustments	(0.8)	—
Adjusted non-US GAAP net income	$147.9	$0.66

(a) Certain severance costs related to the Chief Financial Officer and Chief Human Resources Officer of $11.0 million are included within this item.
(b) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

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
Shares used in calculating US GAAP net loss per share		225.2
Shares used in calculating diluted non-US GAAP net income per share		226.9

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

	Three Months Ended
	June 30, 2019
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$67.5	6.7%
Restructuring program related costs and other costs	85.2	8.5%
Amortization of purchased intangible assets	47.3	4.8%
Business combination related costs and fair value adjustments	1.8	0.2%
Adjusted non-US GAAP Operating Income	$201.8	20.2%

	Three Months Ended
	June 30, 2018
(in millions, except percentages)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,154.1)	(111.8%)
Restructuring program related costs and other costs	1,278.5	123.8%
Amortization of purchased intangible assets	50.1	4.8%
Business combination related costs and fair value adjustments	5.8	0.6%
Adjusted non-US GAAP Operating Income	$180.3	17.4%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$558.4	$553.2	$5.2	0.9%

Consumables	442.1	479.5	(37.4)	(7.8%)

Segment Operating Income

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$96.0	$68.8	$27.2	39.5%

Consumables	121.8	143.4	(21.6)	(15.1%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Three Months Ended June 30, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$558.4	$451.0	$1,009.4
Less: precious metal content of sales	—	8.9	8.9
Net sales, excluding precious metal content	$558.4	$442.1	$1,000.5

	Three Months Ended June 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$553.2	$488.9	$1,042.1
Less: precious metal content of sales	—	9.4	9.4
Net sales, excluding precious metal content	$553.2	$479.5	$1,032.7
Merger related adjustments (a)	2.1	—	2.1
Non-US GAAP net sales, excluding precious metal content	$555.3	$479.5	$1,034.8

Technologies & Equipment

Reported net sales increased by 0.9% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, increased by 0.9% in the second quarter of 2019 as compared to the second quarter of 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 4.9% due to the strengthening of the U.S. dollar over the prior year period. The second quarter of 2019 continues to benefit from new product sales. The second quarter of 2018 included an estimated decrease in inventory at certain distributors of $26 million.

For the three months ended June 30, 2019, net sales, excluding precious metal content, increased 9.3% on an internal sales growth basis. On a constant currency basis, revenue increased 5.5%. The constant currency increase included a 2.7% reduction due to discontinued products and a 1.1% negative impact from divestitures of non-strategic businesses. All geographic regions experienced internal sales growth, led by the Europe region.

The operating income increased $27.2 million or 39.5% for the three months ended June 30, 2019 as compared to the same three month period in 2018. The increase in operating income was related to higher sales, cost savings initiatives and the divestiture of non-strategic businesses, partially offset by higher performance-based compensation.

Consumables

Reported net sales decreased by 7.8% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, decreased 7.8% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 3.7% due to the strengthening of the U.S. dollar over the same prior year period.

For the three month period ended June 30, 2019, net sales, excluding precious metal content, decreased 4.1% on a constant currency and internal sales growth basis. All geographic regions experienced declining internal sales growth, with the highest declines in the U.S. region.

The operating income decreased $21.6 million or 15.1% for the three months ended June 30, 2019 as compared to the same three month period in 2018. The decrease in operating income was primarily related to higher performance-based compensation and lower sales level, partially offset by cost savings initiatives.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Net Sales

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$1,955.6	$1,998.2	$(42.6)	(2.1%)
Less: precious metal content of sales	20.1	19.7	0.4	2.0%
Net sales, excluding precious metal content	$1,935.5	$1,978.5	$(43.0)	(2.2%)

Reported net sales, for the six months ended June 30, 2019, were $1,955.6 million, a decrease of $42.6 million from the six months ended June 30, 2018. Net sales, excluding precious metal content, for the six months ended June 30, 2019 were $1,935.5 million, a decrease of $43.0 million from the six months ended June 30, 2018. The first six months of 2018 included an estimated decrease in inventory at certain distributors of $34 million.

For the six months ended June 30, 2019, sales, excluding precious metal content, increased 3.5%. on an internal sales growth basis. On a constant currency basis, revenue increased 2.3%. The constant currency increase included a 1.2% reduction due to discontinued products. Net sales, excluding precious metal content, were negatively impacted by approximately 4.6% due to the strengthening of the U.S. dollar over the prior year period. The internal sales growth was attributable to the Technologies & Equipment segment.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

United States	$639.9	$627.6	$12.3	2.0%

Europe	802.3	836.8	(34.5)	(4.1%)

Rest of World	493.3	514.1	(20.8)	(4.0%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region is as follows:

	Six Months Ended June 30, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$642.9	$817.8	$494.9	$1,955.6
Less: precious metal content of sales	3.0	15.5	1.6	20.1
Net sales, excluding precious metal content	639.9	802.3	493.3	1,935.5

	Six Months Ended June 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$630.2	$852.2	$515.8	$1,998.2
Less: precious metal content of sales	2.6	15.4	1.7	19.7
Net sales, excluding precious metal content	627.6	836.8	514.1	1,978.5
Acquisition related adjustments (a)	2.1	—	—	2.1
Non-US GAAP net sales, excluding precious metal content	$629.7	$836.8	$514.1	$1,980.6
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

United States

Net sales increased by 2.0% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, increased by 2.0% in the six months ended June 30, 2019 as compared to the same six month period of 2018. The first six months of 2018 included an estimated decrease in inventory at certain distributors of $30 million.

For the six months ended June 30, 2019, net sales, excluding precious metal content, increased by 2.1% on an internal sales growth basis. On a constant currency basis, revenue increased 1.8%. The constant currency increase included 30 basis points due to discontinued products. The internal sales growth was driven by the Technologies & Equipment segment, partially offset by lower Consumable revenues.

Europe

Net sales decreased by 4.0% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, decreased by 4.1% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which were negatively impacted by approximately 6.8% due to the strengthening of the U.S. dollar over the prior year period.

For the six months ended June 30, 2019, net sales, excluding precious metal content, increased by 3.5% on an internal sales growth basis. On a constant currency basis, revenue increased 2.6%. The constant currency increase included 80 basis points due to discontinued products and 10 basis points negative impact from divestitures of non-strategic businesses. The internal sales growth was driven primarily the Technologies & Equipment segment.

Rest of World

Net sales decreased by 4.1% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, decreased 4.0% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which was negatively impacted by approximately 6.5% due to the strengthening of the U.S. dollar over the prior year period.

For the six months ended June 30, 2019, net sales, excluding precious metal content, increased by 5.1% on an internal sales growth basis. On a constant currency basis, revenue increased 2.5%. The constant currency increase included a 2.6% reduction due to discontinued products. The internal sales growth was primarily driven by the Technologies & Equipment segment.

Gross Profit

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Gross profit	$1,040.5	$1,066.9	$(26.4)	(2.5%)

Gross profit as a percentage of net sales, including precious metal content	53.2%	53.4%
Gross profit as a percentage of net sales, excluding precious metal content	53.8%	53.9%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 10 basis points for the six months ended June 30, 2019 as compared to the same six month period ended June 30, 2018.

For the six months ended June 30, 2019, the decrease in the gross profit rate was primarily driven by expenses related to the divestitures of non-strategic businesses which impacted the rate by approximately 100 basis points, partially offset by cost savings initiatives as compared to the six months ended June 30, 2018.

Operating Expenses

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$862.8	$867.4	$(4.6)	(0.5%)
Goodwill impairment	—	1,085.8	(1,085.8)	NM
Restructuring and other costs	62.9	199.1	(136.2)	NM

SG&A as a percentage of net sales, including precious metal content	44.1%	43.4%
SG&A as a percentage of net sales, excluding precious metal content	44.6%	43.8%
NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2019 increased 80 basis points compared to the six months ended ended June 30, 2018.

For the six months ended June 30, 2019, the higher rate was driven primarily by higher performance-based compensation of $30.0 million, certain severance costs related to the Chief Financial Officer and Chief Human Resources Officer of $11.0 million and the biennial International Dental Show expenses, partially offset by cost savings initiatives including head count reductions as compared to the six months ended June 30, 2018.

Goodwill impairment

For the six months ended June 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge was related to two reporting units within the Technologies & Equipment segment.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $62.9 million for the six months ended June 30, 2019 compared to $199.1 million for the six months ended June 30, 2018. The Company recorded $24.9 million in restructuring costs during the six months ended June 30, 2019 compared to $10.8 million in restructuring costs during the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company recorded $38.0 million of other costs which consist primarily of fixed assets impairments of $32.8 million and an impairment of $5.3 million related to indefinite-lived tradenames and trademarks within the Technologies & Equipment segment.

During the six months ended June 30, 2018, the Company recorded $188.3 million of other costs which consist primarily of an impairment charge of $179.2 million related to certain tradenames and trademarks within the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2019	2018	Change

Net interest expense	$15.1	$17.2	$(2.1)
Other expense (income), net	(1.7)	(35.1)	33.4
Net interest and other expense	$13.4	$(17.9)	$31.3

Net Interest Expense

Net interest expense for the six months ended June 30, 2019 decreased $2.1 million as compared to the six months ended June 30, 2018. Lower average debt levels in 2019 when compared to the prior year period resulted in lower net interest expense.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2019 was income of $1.7 million, comprised primarily of foreign currency transaction gains of $13.3 million, primarily on net investment hedges, partially offset by the net loss of $5.8 million on the divestitures of non-strategic businesses. Other expense (income), net for the six months ended June 30, 2018 was income of $35.1 million, comprised primarily of a gain recorded on the sale of marketable securities.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data and percentages)	2019	2018	$ Change

Provision (benefit) for income taxes	$25.8	$(27.6)	$53.4

Effective income tax rate	25.4%	NM

Net income (loss) attributable to Dentsply Sirona	$75.6	$(1,040.8)	$1,116.4

Net income (loss) per common share - diluted	$0.34	$(4.60)
NM - Not meaningful

Provision for Income Taxes

For the six months ended June 30, 2019, income taxes were a net expense of $25.8 million compared to a net benefit of $27.6 million in the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company recorded the following discrete tax items, $1.5 million of excess tax benefit related to employee share-based compensation and $2.1 million of tax expense for other discrete tax matters. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge and $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.4%.

The Company has outlined its global business improvement plans which, upon realization of the benefits of these plans, could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets, in a future period.

In the first six months of 2018, the Company recorded the following discrete tax items, $2.7 million of excess tax benefit related to employee share-based compensation, tax expense of $0.5 million related to valuation allowances, tax benefit of $2.3 million related to enacted statutory rate changes, and tax expense of $6.6 million for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 related to tax-deductible goodwill for the six months ended June 30, 2018. In additional the Company also recorded $0.5 million of tax expense as a discrete item related to the gain on sale of marketable securities. Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, tax deductible and non-deductible goodwill impairment charges, the Company’s effective tax rate was 17.6%.

The Company’s effective income tax rate for the first six months of 2019 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments, which impacted income before income taxes and the provision for income taxes by $241.0 million and $58.9 million, respectively.

The Company’s effective income tax rate for the first six months of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs, income tax related adjustments and the gain on sale of marketable securities which impacted the loss before income taxes and the provision for income taxes by $1,373.5 million and $93.1 million, respectively.

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

	Six Months Ended
	June 30, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$75.6	$0.34
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs (a)	138.6
Amortization of purchased intangible assets	95.5
Business combination related costs and fair value adjustments	4.3
Credit risk and fair value adjustments	2.6
Tax impact of the pre-tax non-US GAAP adjustments (b)	(60.5)
Subtotal non-US GAAP adjustments	180.5	0.80
Income tax related adjustments	1.6	—
Adjusted non-US GAAP net income	$257.7	$1.14

(a) Certain severance costs related to the Chief Financial Officer and Chief Human Resources Officer of $11.0 million are included within this item.
(b) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

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
(b) The Company had a net loss for the six months ended June 30 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per common share includes the dilutive effect of common stock.
Shares used in calculating US GAAP net loss per common share		226.2
Shares used in calculating diluted non-US GAAP net income per common share		228.3

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

	Six Months Ended
	June 30, 2019
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$114.8	5.9%
Restructuring program related costs and other costs	133.1	6.9%
Amortization of purchased intangible assets	95.5	4.9%
Business combination related costs and fair value adjustments	3.9	0.2%
Adjusted non-US GAAP Operating Income	$347.3	17.9%

	Six Months Ended
	June 30, 2018
(in millions, except percentages)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,085.4)	(54.9%)
Restructuring program related costs and other costs	1,294.3	65.4%
Amortization of purchased intangible assets	100.1	5.0%
Business combination related costs and fair value adjustments	8.8	0.5%
Adjusted non-US GAAP Operating Income	$317.8	16.0%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$1,079.2	$1,063.3	$15.9	1.5%

Consumables	856.3	915.2	(58.9)	(6.4%)

Segment Operating Income

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$167.8	$137.3	$30.5	22.2%

Consumables	227.5	258.1	(30.6)	(11.9%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment is as follows:

	Six Months Ended June 30, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,079.2	$876.4	$1,955.6
Less: precious metal content of sales	—	20.1	20.1
Net sales, excluding precious metal content	$1,079.2	$856.3	$1,935.5

	Six Months Ended June 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,063.3	$934.9	$1,998.2
Less: precious metal content of sales	—	19.7	19.7
Net sales, excluding precious metal content	1,063.3	915.2	1,978.5
Acquisition related adjustments (a)	2.1	—	2.1
Non-US GAAP net sales, excluding precious metal content	$1,065.4	$915.2	$1,980.6
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

Technologies & Equipment

Net sales increased by 1.5% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, increased by 1.5% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 5.0% due to the strengthening of the U.S. dollar over the prior year period. The second quarter of 2018 included an estimated decrease in inventory at certain distributors of $34 million.

For the six months ended June 30, 2019, net sales, excluding precious metal content, increased by 8.6% on an internal sales growth basis. On a constant currency basis, revenue increased 6.3%. The constant currency increase included a 2.2% reduction due to discontinued products and 10 basis points negative impact from divestitures of non-strategic businesses. All geographic regions experienced internal sales growth.

The operating income increased $30.5 million or 22.2% for the six months ended June 30, 2019 as compared to the same six month period in 2018. The increase in operating income was related to higher sales partially offset by higher performance-based compensation for the six months ended June 30, 2019.

Consumables

Net sales decreased by 6.3% in the six months June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, decreased 6.4% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 4.0% due to the strengthening of the U.S. dollar over the same prior year period.

For the six months ended June 30, 2019, net sales, excluding precious metal content, decreased 2.4% on a constant currency and internal basis. The negative internal sales growth was primarily driven by the U.S. and Europe regions.

The operating income decreased $30.6 million or 11.9% for the six months ended June 30, 2019 as compared to the same six month period in 2018. The decrease in operating income was primarily related to a lower sales level and higher performance-based compensation, partially offset by cost savings initiatives.

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

The performance of the Company's 2019 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“WACC”) rates utilized in the 2019 analysis ranged from 8.0% to 11.3%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2019, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2019, the fair value of those reporting units would still exceed book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2019, the fair value of those reporting units would still exceed net book value. To the extent that future operating results of the reporting units do not meet the forecasted cash flows, the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company’s 2019 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2019, the fair value of these assets would still exceed their book value.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames and trademarks, it could result in impairment of the carrying value of the indefinite-lived intangible assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived intangible asset impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2019

Net income of $75.6 million for the six months ended June 30, 2019, increased $1,115.5 million as compared to net loss of $1,039.9 million for the six months ended June 30, 2018, primarily due to the prior year goodwill and indefinite-lived intangible asset impairments. Cash flow from operating activities during the six months ended June 30, 2019 was $174.4 million compared to $172.0 million during the six months ended June 30, 2018. Cash from operations increased $2.4 million for the six months of 2019 as compared to the same period in 2018. The Company’s cash and cash equivalents decreased by $59.5 million to $250.1 million during the six months ended June 30, 2019.

For the six months ended June 30, 2019, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 3 days to 62 days as compared to 59 days at December 31, 2018. On a constant currency basis, the number of days of sales in inventory was 124 days at both June 30, 2019 and December 31, 2018.

Cash used in investing activities during the first six months of 2019 included capital expenditures of $63.5 million and cash proceeds from net investment hedges of $27.0 million. The Company expects capital expenditures to be in the range of approximately $165 million to $175 million for the full year 2019.

Cash used in financing activities for the six months ended June 30, 2019 was primarily related to dividend payments of $39.1 million and net payments of short term borrowings of $23.3 million.

The Company has authorization to maintain up to $1.0 billion of treasury stock under its stock repurchase program. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. In the six months ended June 30, 2019, the Company repurchased 1.1 million shares at a cost of $60.0 million for an average price of $53.80. At June 30, 2019, the Company held 40.4 million shares of treasury stock. The Company received proceeds of $76.4 million as a result of the exercise of 1.9 million of stock options during the six months ended June 30, 2019.

The Company's total borrowings decreased by a net $159.7 million during the six months ended June 30, 2019, which includes a decrease of $1.5 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2019 and December 31, 2018, the Company's ratio of total net debt to total capitalization was 19.4% and 20.8%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

The Company pre-paid the PNC Term Loan on May 28, 2019 for a total of $131.3 million using cash and short-term commercial paper.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $700.0 million through July 28, 2024. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At June 30, 2019, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At June 30, 2019, there were no outstanding borrowings under the $700.0 million multi-currency revolving credit facility. The Company had $43.3 million issued and outstanding under the Commercial Paper facility at June 30, 2019.

The Company also has access to $32.8 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2019, the Company had $12.8 million outstanding under these short-term lines of credit. At June 30, 2019, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $676.8 million.

At June 30, 2019, the Company held $45.5 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2018. At June 30, 2019 the Company had repatriated $105.3 million of the $271.7 million that was taxable under the Act. However, to the extent the Company repatriates these funds to the U.S., the Company will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2019, the Company had authorization to repurchase $1.0 billion of treasury stock under the stock repurchase program as approved by the Board of Directors. At June 30, 2019, the Company had $689.8 million available under this program. During the quarter ended June 30, 2019, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

April 1, 2019 to April 30, 2019	—	$—	$—	$749.8
May 1, 2019 to May 31, 2019	1.1	53.80	60.00	689.8
June 1, 2019 to June 30, 2019	—	—	—	689.8
	1.1	$53.80	$60.00

Item 6 – Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy, effective May 22, 2019
10.2	Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated
10.3	Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019*
10.4	Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez*
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	August 2, 2019
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Nicholas W. Alexos	August 2, 2019
	Nicholas W. Alexos	Date
Executive Vice President and
Chief Financial Officer