Form 10-Q
period 2019-09-30
DENTSPLY SIRONA Inc.
filed 2019-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Commission File Number 0-16211
DENTSPLY SIRONA Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13320 Ballantyne Corporate Place, Charlotte, North Carolina	28277-3607
(Address of principal executive offices)	(Zip Code)
(844) 848-0137
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 5, 2019, DENTSPLY SIRONA Inc. had 222,413,682 shares of Common Stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$962.1	$928.4	$2,917.7	$2,926.6
Cost of products sold	448.1	452.3	1,363.2	1,383.6

Gross profit	514.0	476.1	1,554.5	1,543.0
Selling, general, and administrative expenses	399.3	418.5	1,262.1	1,285.9
Goodwill impairment	—	—	—	1,085.8
Restructuring and other costs	5.2	12.1	68.1	211.2

Operating income (loss)	109.5	45.5	224.3	(1,039.9)

Other income and expenses:
Interest expense	6.6	9.7	23.0	27.9
Interest income	(0.7)	(0.6)	(2.0)	(1.6)
Other expense (income), net	(2.9)	4.7	(4.6)	(30.4)

Income (loss) before income taxes	106.5	31.7	207.9	(1,035.8)
Provision (benefit) for income taxes	21.5	4.2	47.3	(23.4)

Net income (loss)	85.0	27.5	160.6	(1,012.4)

Less: Net (loss) income attributable to noncontrolling interest	—	(0.5)	—	0.4

Net income (loss) attributable to Dentsply Sirona	$85.0	$28.0	$160.6	$(1,012.8)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.38	$0.13	$0.72	$(4.50)
Diluted	$0.38	$0.13	$0.71	$(4.50)

Weighted average common shares outstanding:
Basic	223.1	222.4	223.5	224.9
Diluted	224.9	223.7	225.2	224.9

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$85.0	$27.5	$160.6	$(1,012.4)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(127.5)	(29.0)	(144.8)	(155.9)
Net gain on derivative financial instruments	20.1	2.2	12.0	19.8
Net realized holding gain on available for sale securities	—	—	—	(44.3)
Pension liability gain	0.9	1.0	2.7	5.2
Total other comprehensive loss, net of tax	(106.5)	(25.8)	(130.1)	(175.2)

Total comprehensive (loss) income	(21.5)	1.7	30.5	(1,187.6)

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(0.6)	0.3	0.7

Total comprehensive (loss) income attributable to Dentsply Sirona	$(21.5)	$2.3	$30.2	$(1,188.3)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$226.1	$309.6
Accounts and notes receivables-trade, net	698.4	701.9
Inventories, net	605.1	598.9
Prepaid expenses and other current assets, net	281.7	277.6
Total Current Assets	1,811.3	1,888.0

Property, plant, and equipment, net	782.5	870.6
Operating lease right-of-use assets, net	156.7	—
Identifiable intangible assets, net	2,167.7	2,420.3
Goodwill, net	3,355.7	3,431.3
Other noncurrent assets, net	92.9	76.8
Total Assets	$8,366.8	$8,687.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$246.3	$283.9
Accrued liabilities	541.0	578.9
Income taxes payable	69.9	58.1
Notes payable and current portion of long-term debt	11.7	92.4
Total Current Liabilities	868.9	1,013.3

Long-term debt	1,403.9	1,564.9
Operating lease liabilities	118.5	—
Deferred income taxes	500.7	552.8
Other noncurrent liabilities	415.7	423.0
Total Liabilities	3,307.7	3,554.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized and 264.5 million shares issued at September 30, 2019 and December 31, 2018
222.3 million and 223.0 million shares outstanding at September 30, 2019 and December 31, 2018, respectively
Capital in excess of par value	6,567.2	6,522.3
Retained earnings	1,324.3	1,225.9
Accumulated other comprehensive loss	(609.1)	(478.7)
Treasury stock, at cost, 42.2 million and 41.5 million shares at September 30, 2019 and December 31, 2018, respectively	(2,227.7)	(2,151.0)
Total Dentsply Sirona Equity	5,057.3	5,121.1

Noncontrolling interests	1.8	11.9
Total Equity	5,059.1	5,133.0
Total Liabilities and Equity	$8,366.8	$8,687.0

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.
DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive (loss) income	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of Employee Stock Purchase Plan	—	0.1	—	—	1.9	2.0	—	2.0
Restricted Stock Unit "RSU" distributions	—	(12.8)	—	—	8.0	(4.8)	—	(4.8)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5
Net income	—	—	36.4	—	—	36.4	—	36.4
Other comprehensive income	—	—	—	34.8	—	34.8	—	34.8
Exercise of stock options	—	6.3	—	—	50.2	56.5	—	56.5
Stock based compensation expense	—	25.2	—	—	—	25.2	—	25.2
Treasury shares purchased	—	—	—	—	(60.0)	(60.0)	—	(60.0)
RSU distributions	—	(0.8)	—	—	0.7	(0.1)	—	(0.1)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Balance at June 30, 2019	$2.6	$6,551.3	$1,261.8	$(502.6)	$(2,132.0)	$5,181.1	$1.8	$5,182.9
Net income	—	—	85.0	—	—	85.0	—	85.0
Other comprehensive loss	—	—	—	(106.5)	—	(106.5)	—	(106.5)
Exercise of stock options	—	0.4	—	—	2.0	2.4	—	2.4
Stock based compensation expense	—	15.4	—	—	—	15.4	—	15.4
Funding of Employee Stock Purchase Plan	—	0.2	—	—	2.0	2.2	—	2.2
Treasury shares purchased	—	—	—	—	(100.0)	(100.0)	—	(100.0)
RSU distributions	—	(0.4)	—	—	0.3	(0.1)	—	(0.1)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(22.2)	—	—	(22.2)	—	(22.2)
Balance at September 30, 2019	$2.6	$6,567.2	$1,324.3	$(609.1)	$(2,227.7)	$5,057.3	$1.8	$5,059.1

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9
Net income (loss)	—	—	81.2	—	—	81.2	(0.1)	81.1
Other comprehensive income	—	—	—	10.0	—	10.0	0.6	10.6
Exercise of stock options	—	(1.8)	—	—	9.4	7.6	—	7.6
Cumulative effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	7.6	—	—	7.6	—	7.6
Stock based compensation expense	—	9.3	—	—	—	9.3	—	9.3
RSU distributions	—	(19.9)	—	—	9.9	(10.0)	—	(10.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at March 31, 2018	$2.6	$6,531.7	$2,375.9	$(281.0)	$(1,936.1)	$6,693.1	$12.1	$6,705.2
Net (loss) income	—	—	(1,122.0)	—	—	(1,122.0)	1.0	(1,121.0)
Other comprehensive loss	—	—	—	(159.8)	—	(159.8)	(0.2)	(160.0)
Exercise of stock options	—	(4.6)	—	—	8.2	3.6	—	3.6
Reclassification on adoption of ASU No. 2018-02	—	—	0.5	—	—	0.5	—	0.5
Stock based compensation expense	—	0.5	—	—	—	0.5	—	0.5
Treasury shares purchased	—	—	—	—	(250.2)	(250.2)	—	(250.2)
RSU distributions	—	(1.5)	—	—	1.1	(0.4)	—	(0.4)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($0.175 per share)	—	—	(38.1)	—	—	(38.1)	—	(38.1)
Balance at June 30, 2018	$2.6	$6,526.2	$1,216.2	$(440.8)	$(2,177.0)	$5,127.2	$12.9	$5,140.1
Net income (loss)	—	—	28.0	—	—	28.0	(0.5)	27.5
Other comprehensive loss	—	—	—	(25.7)	—	(25.7)	(0.1)	(25.8)
Exercise of stock options	—	(0.7)	—	—	9.5	8.8	—	8.8
Stock based compensation expense	—	5.3	—	—	—	5.3	—	5.3
RSU distributions	—	(2.2)	—	—	1.1	(1.1)	—	(1.1)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($0.0 per share)	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Balance at September 30, 2018	$2.6	$6,528.7	$1,243.6	$(466.5)	$(2,166.4)	$5,142.0	$12.3	$5,154.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$160.6	$(1,012.4)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	101.6	103.4
Amortization of intangible assets	142.9	149.7
Amortization of deferred financing costs	2.1	2.0
Fixed asset impairment	33.4	—
Goodwill impairment	—	1,085.8
Indefinite-lived intangible asset impairment	5.3	179.2
Definite-lived intangible asset impairment	3.8	—
Deferred income taxes	(39.9)	(97.9)
Stock based compensation expense	49.8	15.1
Restructuring and other costs - non-cash	15.2	19.2
Other non-cash income	(12.4)	(2.0)
Loss on disposal of property, plant and equipment	2.9	2.7
Gain on divestiture of noncontrolling interest	(8.7)	—
Loss on sale of non-strategic businesses and product lines	14.0	—
Gain on sale of equity security	—	(44.1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(20.7)	25.1
Inventories, net	(48.4)	(83.3)
Prepaid expenses and other current assets, net	(3.6)	(47.3)
Other noncurrent assets, net	(14.4)	(10.3)
Accounts payable	(30.5)	10.1
Accrued liabilities	(35.5)	(7.1)
Income taxes	11.4	13.2
Other noncurrent liabilities	4.6	(3.5)
Net cash provided by operating activities	333.5	297.6

Cash flows from investing activities:
Capital expenditures	(86.9)	(130.6)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(3.3)	(130.5)
Cash received on sale of non-strategic businesses or product lines	11.6	—
Cash received on derivatives contracts	34.5	3.7
Cash paid on derivatives contracts	—	(2.4)
Expenditures for identifiable intangible assets	—	(5.5)
Purchase of short-term investments	—	(0.1)
Liquidation of short-term investments	0.1	—
Proceeds from sale of equity security	—	54.1
Proceeds from sale of property, plant, and equipment, net	4.3	6.3
Net cash used in investing activities	(39.7)	(205.0)

Cash flows from financing activities:
Repayments on short-term borrowings, net	(67.4)	124.3
Cash paid for treasury stock	(160.0)	(250.2)
Cash dividends paid	(58.7)	(59.1)
Proceeds from long-term borrowings, net of deferred financing costs	118.9	0.3
Repayments on long-term borrowings	(251.2)	(9.3)
Proceeds from exercised stock options	78.8	22.8
Cash paid for contingent consideration on prior acquisitions	(30.7)	—
Net cash used in financing activities	(370.3)	(171.2)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	(8.9)
Net decrease in cash and cash equivalents	(83.5)	(87.5)
Cash and cash equivalents at beginning of period	309.6	320.6
Cash and cash equivalents at end of period	$226.1	$233.1
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

Revenue Recognition

At September 30, 2019, the Company had $28.8 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $29.7 million at September 30, 2019 and $24.5 million at December 31, 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “ASC 842”). The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective approach transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported in accordance with historic accounting under ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, their classification and initial direct costs for existing leases. The Company did not elect to adopt the hindsight practical expedient. The Company recognized material right-of-use assets and liabilities in the Consolidated Balance Sheets for its operating lease commitments with terms greater than 12 months. See Note 8, Leases for additional information. The impact of adopting this standard, by financial statement line item, on January 1, 2019 were as follows:

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

NOTE 2 – STOCK COMPENSATION

The following represents total stock based compensation expense for non-qualified stock options, RSUs and the tax related benefit for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(in millions)	2019	2018	2019	2018

Stock option expense	$0.6	$1.7	$5.6	$5.1
RSU expense	14.6	3.4	43.4	9.2
Total stock based compensation expense	$15.2	$5.1	$49.0	$14.3

Related deferred income tax benefit	$1.8	$0.8	$6.8	$2.4

For the three and nine months ended September 30, 2019, stock compensation expense was $15.2 million and $49.0 million, respectively, of which $14.7 million and $47.5 million, respectively, was recorded in Selling, general, and administrative expense, and $0.5 million and $1.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2018, stock compensation expense was $5.1 million and $14.3 million, respectively, of which $4.4 million and $12.6 million, respectively, was recorded in Selling, general, and administrative expense, and $0.1 million and $0.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company recorded expense of $0.6 million and $1.2 million, respectively, in Restructuring and other costs in the Consolidated Statements of Operations. For the nine months ended September 30, 2018, the Company lowered the likely payout level on certain performance-based grants.

During the nine months ended September 30, 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company's three year restructuring program. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. For vesting to occur an adjusted operating income margin target must be achieved over a period of four consecutive quarters, and an adjusted operating income margin above that target threshold as measured at the end of the subsequent quarter, all calculated on a trailing four quarter basis. The performance period began on January 1, 2019 and concludes on December 31, 2022.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following summarizes the components of Other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(in millions)	2019	2018	2019	2018

Foreign currency translation losses	$(147.2)	$(30.1)	$(164.2)	$(169.5)
Foreign currency translation gain on hedges of net investments	19.7	1.2	19.1	13.3

These amounts are recorded in Accumulated other comprehensive loss ("AOCI"), net of any related tax adjustments. At September 30, 2019 and December 31, 2018, the cumulative tax adjustments were $143.8 million and $157.4 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $337.1 million and $172.9 million at September 30, 2019 and December 31, 2018, respectively, and cumulative gains on loans designated as hedges of net investments of $92.7 million and $111.8 million, respectively. These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2019 and 2018 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(134.0)	(18.6)	31.7	—	(120.9)
Tax (expense) benefit	(11.1)	4.5	(7.0)	—	(13.6)
Other comprehensive (loss) income, net of tax, before reclassifications	(145.1)	(14.1)	24.7	—	(134.5)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.4	—	2.7	4.1
Net (decrease) increase in other comprehensive loss	(145.1)	(12.7)	24.7	2.7	(130.4)
Balance, net of tax, at September 30, 2019	$(429.8)	$(12.1)	$(86.7)	$(80.5)	$(609.1)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Net Unrealized Holding Gain on Available-for-sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive (loss) income before reclassifications and tax impact	(131.6)	(2.2)	28.9	—	2.4	(102.5)
Tax (expense) benefit	(24.6)	—	(15.3)	—	(0.6)	(40.5)
Other comprehensive (loss) income, net of tax, before reclassifications	(156.2)	(2.2)	13.6	—	1.8	(143.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	8.4	—	(44.3)	3.4	(32.5)
Net (decrease) increase in other comprehensive loss	(156.2)	6.2	13.6	(44.3)	5.2	(175.5)
Balance, net of tax, at September 30, 2018	$(260.7)	$(6.4)	$(114.0)	$—	$(85.4)	$(466.5)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
(in millions)	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(0.7)	$(0.6)	Interest expense
Foreign exchange forward contracts	0.5	(1.8)	Cost of products sold
Net loss before tax	(0.2)	(2.4)
Tax impact	—	0.4	Provision (benefit) for income taxes
Net loss after tax	$(0.2)	$(2.0)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.2	$0.1	(a)
Amortization of net actuarial losses	(1.4)	(1.5)	(a)
Net loss before tax	(1.2)	(1.4)
Tax impact	0.3	0.4	Provision (benefit) for income taxes
Net loss after tax	$(0.9)	$(1.0)

Total reclassifications for the period	$(1.1)	$(3.0)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended September 30, 2019 and 2018.

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Nine Months Ended
(in millions)	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(1.8)	$(1.7)	Interest expense
Foreign exchange forward contracts	0.4	(7.9)	Cost of products sold
Net loss before tax	(1.4)	(9.6)
Tax impact	—	1.2	Provision (benefit) for income taxes
Net loss after tax	$(1.4)	$(8.4)

Net unrealized holding gain on available-for-sale securities:
Available-for-sale securities	$—	$45.0	Other expense (income), net
Tax impact	—	(0.7)	Provision (benefit) for income taxes
Net gain after tax	$—	$44.3

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.4	$0.1	(a)
Amortization of net actuarial losses	(4.1)	(4.9)	(a)
Net loss before tax	(3.7)	(4.8)
Tax impact	1.0	1.4	Provision (benefit) for income taxes
Net loss after tax	$(2.7)	$(3.4)

Total reclassifications for the period	$(4.1)	$32.5
(a) These AOCI components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2019 and 2018.

NOTE 4 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the three and nine months ended September 30 were as follows:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2019	2018	2019	2018

Net income (loss) attributable to Dentsply Sirona	$85.0	$28.0	$160.6	$(1,012.8)

Weighted average common shares outstanding	223.1	222.4	223.5	224.9

Earnings (loss) per common share - basic	$0.38	$0.13	$0.72	$(4.50)

Diluted Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2019	2018	2019	2018

Net income (loss) attributable to Dentsply Sirona	$85.0	$28.0	$160.6	$(1,012.8)

Weighted average common shares outstanding	223.1	222.4	223.5	224.9
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.8	1.3	1.7	—
Total weighted average diluted shares outstanding	224.9	223.7	225.2	224.9

Earnings (loss) per common share - diluted	$0.38	$0.13	$0.71	$(4.50)

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 2.5 million and 3.4 million equivalent shares of common stock that were outstanding during the three and nine months ended September 30, 2019, respectively, because their effect would be antidilutive. There were 4.4 million and 5.1 million antidilutive equivalent shares of common stock outstanding during the three and nine months ended September 30, 2018, respectively.

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

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology, and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 92% of net sales for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

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

During the three and nine months ended September 30, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019; the Company moved the dental laboratory business into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales, and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic dental products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sale, and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and dental laboratory products.

The Company’s segment information for the three and nine months ended September 30 were as follows:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$534.5	$508.5	$1,613.7	$1,571.8
Consumables	427.6	419.9	1,304.0	1,354.8
Total net sales	$962.1	$928.4	$2,917.7	$2,926.6

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$534.5	$508.5	$1,613.7	$1,571.8
Consumables	416.1	412.1	1,272.4	1,327.3
Total net sales, excluding precious metal content	950.6	920.6	2,886.1	2,899.1
Precious metal content of sales	11.5	7.8	31.6	27.5
Total net sales, including precious metal content	$962.1	$928.4	$2,917.7	$2,926.6

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2019	2018	2019	2018

Technologies & Equipment	$104.7	$48.1	$272.5	$185.4
Consumables	113.8	102.3	341.3	360.4
Segment adjusted operating income before income taxes and interest	218.5	150.4	613.8	545.8

Reconciling items expense (income):
All Other (a)	54.7	41.4	173.3	133.6
Goodwill impairment	—	—	—	1,085.8
Restructuring and other costs	5.2	12.1	68.1	211.2
Interest expense	6.6	9.7	23.0	27.9
Interest income	(0.7)	(0.6)	(2.0)	(1.6)
Other expense (income), net	(2.9)	4.7	(4.6)	(30.4)
Amortization of intangible assets	47.4	49.6	142.9	149.7
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1.7	1.8	5.2	5.4
Income (loss) before income taxes	$106.5	$31.7	$207.9	$(1,035.8)
(a) Includes the results of unassigned Corporate headquarter costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2019 and December 31, 2018 were $8.0 million and $9.0 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2019 and December 31, 2018 by $13.9 million and $10.2 million, respectively.

Inventories, net of inventory valuation reserves, were as follows:

(in millions)	September 30, 2019	December 31, 2018

Finished goods	$385.7	$380.0
Work-in-process	84.0	89.2
Raw materials and supplies	135.4	129.7
Inventories, net	$605.1	$598.9

The inventory valuation allowance was $85.9 million and $92.5 million at September 30, 2019 and December 31, 2018, respectively.

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

The net present value of finance and operating lease assets and liabilities were as follows:

(in millions, except percentages)	Location in the Consolidated Balance Sheets	September 30, 2019

Assets
Current assets
Finance leases	Property, plant, and equipment, net	$1.5
Operating leases	Operating lease right-of-use assets, net	156.7
Total right-of-use assets		$158.2

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$0.2
Operating leases	Accrued liabilities	41.6
Noncurrent liabilities
Finance leases	Long-term debt	1.3
Operating leases	Operating lease liability	118.5
Total lease liabilities		$161.6

Supplemental information:
Weighted-average discount rate
Finance leases		3.6%
Operating leases		2.9%

Weighted-average remaining lease term in years
Finance leases		7.2
Operating leases		5.5

The lease cost recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 were as follows:

(in millions)	Three Months Ended	Nine Months Ended

Finance lease cost
Amortization of right-of-use assets	$0.1	$0.2
Operating lease cost	13.8	39.5
Short-term lease cost	0.3	0.7
Variable lease cost	2.2	6.1
Total lease cost	$16.4	$46.5

The contractual maturity dates of the remaining lease liabilities at September 30, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019, excluding the nine months ended September 30, 2019	$0.1	$12.0	$12.1
2020	0.3	43.3	43.6
2021	0.3	33.0	33.3
2022	0.2	24.3	24.5
2023	0.2	18.6	18.8
2024 and beyond	0.7	44.1	44.8
Total lease payments	$1.8	$175.3	$177.1
Less imputed interest	0.3	15.2	15.5
Present value of lease liabilities	$1.5	$160.1	$161.6

The contractual maturity dates presented under prior lease accounting guidance of the remaining rental commitments at December 31, 2018 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019	$4.2	$36.6	$40.8
2020	4.2	28.5	32.7
2021	2.5	22.1	24.6
2022	1.8	16.4	18.2
2023	1.3	12.7	14.0
2024 and beyond	1.1	16.9	18.0
Total lease payments	$15.1	$133.2	$148.3

The supplemental cash flow information for the three and nine months ended September 30, 2019 were as follows:

(in millions)	Three Months Ended	Nine Months Ended

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3	$39.5
Financing cash flows from finance leases	—	0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17.0	$22.8

NOTE 9 – RESTRUCTURING AND OTHER COSTS

During the three and nine months ended September 30, 2019, the Company recorded restructuring and other costs of $5.2 million and $68.1 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded restructuring and other costs of $12.1 million and $211.2 million, respectively. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

Restructuring Costs

During the three months ended September 30, 2019, the Company had net restructuring benefit of $1.9 million related to a change in estimated severance costs. During the nine months ended September 30, 2019 the Company recorded net restructuring costs of $23.0 million. During the three and nine months ended September 30, 2018, the Company recorded net restructuring costs of $11.7 million and $22.5 million, respectively.

The Company’s restructuring accruals at September 30, 2019 were as follows:

	Severance
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$26.8	$16.4	$—	$43.2
Provisions	3.3	1.8	17.1	22.2
Amounts applied	(18.1)	(9.8)	(6.1)	(34.0)
Change in estimates	(4.0)	(0.5)	(0.1)	(4.6)
Balance at September 30, 2019	$8.0	$7.9	$10.9	$26.8

	Lease/Contract Terminations
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$0.5	$0.1	$—	$0.6
Provisions	0.5	—	0.1	0.6
Amounts applied	(0.5)	(0.1)	—	(0.6)
Balance at September 30, 2019	$0.5	$—	$0.1	$0.6

	Other Restructuring Costs
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$2.0	$0.4	$—	$2.4
Provisions	1.3	1.0	2.3	4.6
Amounts applied	(1.3)	(1.0)	(1.3)	(3.6)
Change in estimate	0.2	—	—	0.2
Balance at September 30, 2019	$2.2	$0.4	$1.0	$3.6
The following provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2018 (a)	Provisions	Amounts Applied	Change in Estimates	September 30, 2019

Technologies & Equipment	$32.9	$9.5	$(25.7)	$(3.7)	$13.0
Consumables	13.6	16.9	(11.6)	(0.5)	18.4
All Other	(0.3)	1.0	(0.9)	(0.2)	(0.4)
Total	$46.2	$27.4	$(38.2)	$(4.4)	$31.0
(a) Reclassifications have been made to prior year balances to conform to the new segments, see Note 6, Segment Information.

Other Costs

Other costs for the three and nine months ended September 30, 2019 were $7.1 million and $45.1 million, respectively. For the three months ended September 30, 2019, the Company recorded an impairment charge of $3.8 million of intangible assets related to discontinued product lines within the Consumables segment. For the nine months ended September 30, 2019, the Company recorded fixed asset impairments of $32.8 million and an impairments of $9.1 million related to both definite-lived and indefinite-lived intangible assets.

Other costs for the three and nine months ended September 30, 2018 were $0.4 million and $188.7 million, respectively. For the three months ended September 30, 2018, other costs were primarily related to legal settlements. For the nine months ended September 30, 2018 the Company recorded an impairment of $179.2 million related to indefinite-lived tradenames and trademarks within the Technologies & Equipment segment.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company has utilized interest rate swaps to convert variable rate debt to fixed rate debt.

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2019 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$323.3	$240.5
Interest rate swaps	150.0	—
Total derivative instruments designated as cash flow hedges	$473.3	$240.5

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

Interest Rate Risk Management

On March 11, 2019, the Company entered into a Treasury Rate Lock ("T-Lock") transaction to hedge the base interest rate variability exposure on a planned $150.0 million ten year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt in the future, a pro-rata amount from AOCI will be released and recorded in Other expense (income) in the Consolidated Statements of Operations.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, interest expense and cost of products sold in the Company's Consolidated Statements of Operations related to the cash flow hedges for the nine months ended September 30, 2019:

	September 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(14.6)	Interest expense	$(1.8)	$—
Foreign exchange forward contracts	(4.0)	Cost of products sold	0.4	—

Ineffective Portion:
Foreign exchange forward contracts	—	Cost of products sold	—	1.5
Total in cash flow hedging	$(18.6)		$(1.4)	$1.5

Gains and losses recorded in AOCI in the Consolidated Balance Sheets and Cost of products sold in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2019 and the three months and nine months ended September 30, 2018 were insignificant.

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

During the nine months ended September 30, 2019, the Company early terminated its existing 245.6 million euro cross currency basis swap and entered into a new 263.4 million euro cross currency basis swap maturing in August 2021. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.2%, which will result in a net reduction of interest expense through maturity in 2021. The early termination resulted in a cash receipt of $17.4 million.

The following summarizes the notional amount of hedges of net investments by derivative instrument at September 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$753.0	$251.0
Cross currency basis swaps	287.1	—
Total for instruments designated as hedges of net investment	$1,040.1	$251.0

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2019:

	September 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$12.4	Interest Expense	$2.2
Foreign exchange forward contracts	25.5	Other expense (income), net	6.1
Total for net investment hedging	$37.9		$8.3

Gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company's Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2018 were insignificant.

The following summarizes the amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2019 and 2018:

	September 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$13.1	Interest expense	$6.3
Foreign exchange forward contracts	31.7	Other expense (income), net	15.7
Total for net investment hedging	$44.8		$22.0

	September 30, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$11.0	Interest expense	$5.5
		Other expense (income), net	(7.1)
Foreign exchange forward contracts	17.9	Other expense (income), net	9.9
Total for net investment hedging	$28.9		$8.3

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

The following summarizes the notional amounts of fair value hedges by derivative instrument type at September 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$104.7	$36.6
Total derivative instruments as fair value hedges	$104.7	$36.6

Gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company's Consolidated Statements of Operations related to the fair value hedges for the three and nine months ended September 30, 2019 were insignificant.

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

The following summarizes the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2019 and the notional amounts expected to mature during the next 12 months:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$210.8	$210.8
Total for instruments not designated as hedges	$210.8	$210.8

Gains and losses recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2019 and 2018 were insignificant.

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

Offsetting of financial liabilities under netting arrangements at September 30, 2019 were insignificant. Offsetting of financial assets under netting arrangements at September 30, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$70.5	$—	$70.5	$(11.7)	$—	$58.8
Cross currency basis swaps	10.9	—	10.9	(2.1)	—	8.8
Total Assets	$81.4	$—	$81.4	$(13.8)	$—	$67.6

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

NOTE 11 – FAIR VALUE MEASUREMENT

The Company estimated the fair value using Level 1 inputs and carrying value of total long-term debt, including the current portion, were $1,422.1 million and $1,415.5 million, respectively at September 30, 2019. At December 31, 2018, the Company estimated the fair value and carrying value of total long-term debt, including the current portion, were $1,577.1 million and $1,575.5 million, respectively.

The following set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$10.9	$—	$10.9	$—
Foreign exchange forward contracts	70.6	—	70.6	—
Total assets	$81.5	$—	$81.5	$—

Liabilities
Interest rate swaps	$14.5	$—	$14.5	$—
Foreign exchange forward contracts	5.2	—	5.2	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$28.8	$—	$19.7	$9.1

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$11.6	$—	$11.6	$—
Foreign exchange forward contracts	33.7	—	33.7	—
Total assets	$45.3	$—	$45.3	$—

Liabilities
Interest rate swaps	$0.2	$—	$0.2	$—
Foreign exchange forward contracts	3.2	—	3.2	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$12.5	$—	$3.4	$9.1

There have been no transfers between levels during the nine months ended September 30, 2019.

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

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes the impact of a tax position in the interim consolidated financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position.

Final settlement and resolution of tax matters in various jurisdictions during the three months ended September 30, 2019 included approximately $4.5 million of previously recorded unrecognized tax benefits.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s quarterly consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next 12 months are not expected to be significant.

Other Tax Matters

During the three months ended September 30, 2019, the Company recorded tax benefit of $5.0 million related to valuation allowances.

During the three months ended September 30, 2018, the Company recorded the following discrete tax items, $0.3 million of excess tax benefit related to employee share-based compensation, $0.2 million related to enacted statutory rate changes and $0.6 million of tax expense for other discrete tax matters. In addition, the Company also recorded a $2.2 million tax expense as a discrete item related to the gain on sale of marketable securities.

The Company recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to tax-deductible goodwill for the nine months ended September 30, 2018.

NOTE 13 – FINANCING ARRANGEMENTS

At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the current $700.0 million multi-currency revolving credit facility. The Company had no outstanding borrowings under the commercial paper facility at September 30, 2019 and $67.8 million outstanding under the commercial paper facility at December 31, 2018. The multi-currency revolving credit facility serves as a back-stop facility for the Company’s $500.0 million commercial paper program.

At September 30, 2019, the Company had $716.8 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2019, the Company was in compliance with all debt covenants.

On May 28, 2019, the Company pre-paid the PNC Term Loan for a total of $131.3 million using cash and short-term commercial paper.

On June 24, 2019, the Company entered into a Private Placement Note Purchase Agreement (“PPN”) to borrow 12.5 billion Japanese yen for a term of 12 years at a coupon of 0.99%. The proceeds were used to repay the 12.5 billion Japanese yen Term Loan maturing September 30, 2019.

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

To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit and operating expense assumptions taking into consideration historical trends as well as future expectations. These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows are discounted based on a range between 8.0% to 11.3%. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. The Company’s significant estimates in the discounted cash flow models include, but are not limited to, the weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. As a result of the annual impairment tests of goodwill, no impairment was identified. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations.

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

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2018	$2,579.8	$851.5	$3,431.3
Business unit transfers	(37.1)	37.1	—
Acquisition related additions	3.8	—	3.8
Divestiture of a business	(4.1)	—	(4.1)
Effects of exchange rate changes	(59.0)	(16.3)	(75.3)
Balance at September 30, 2019	$2,483.4	$872.3	$3,355.7

The following provides the gross carrying amount of goodwill and the cumulative goodwill impairment:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,220.0	$(2,736.6)	$2,483.4	$5,247.9	$(2,668.1)	$2,579.8
Consumables	872.3	—	872.3	920.0	(68.5)	851.5
Total effect of cumulative impairment	$6,092.3	$(2,736.6)	$3,355.7	$6,167.9	$(2,736.6)	$3,431.3

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,318.3	$(477.0)	$841.3	$1,376.4	$(407.1)	$969.3
Tradenames and trademarks	77.5	(61.9)	15.6	81.1	(62.5)	18.6
Licensing agreements	35.8	(27.3)	8.5	36.1	(26.3)	9.8
Customer relationships	1,047.1	(373.8)	673.3	1,085.3	(334.4)	750.9
Total definite-lived	$2,478.7	$(940.0)	$1,538.7	$2,578.9	$(830.3)	$1,748.6

Indefinite-lived tradenames and trademarks	$629.0	$—	$629.0	$671.7	$—	$671.7

Total identifiable intangible assets	$3,107.7	$(940.0)	$2,167.7	$3,250.6	$(830.3)	$2,420.3

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines. During the three months ended September 30, 2019, the Company impaired $3.8 million of intangible assets related to discontinued product lines within the Consumables segment.

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

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. In his submission to the court Mr. Fischer disputed the central allegations raised by Mr. Redlich in his lawsuit. The court held several hearings in the matter, and then closed the hearings in June 2019 pending the court’s decision on the capacity of Mr. Fischer to enter into a binding agreement of the type alleged by Mr. Redlich in the manner alleged. On November 5, 2019, the Company received the court’s judgment rejecting Mr. Redlich’s lawsuit and dismissing his claims. Mr. Redlich has until December 2019 to appeal the court’s decision.

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

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Class Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. The Company has filed motions to dismiss the amended complaint, to stay discovery pending resolution of the motion to dismiss, and to stay all proceedings pending resolution of the Federal Class Action described below. On August 2, 2019, the Court denied the Company's motions to stay discovery and to stay all proceedings. On August 21, 2019, the Company filed a notice of appeal of that decision. Briefing has not yet commenced on that appeal. On September 26, 2019, the Court granted the Company's motion to dismiss all claims. The associated judgment was entered on September 30, 2019. On October 9, 2019, the plaintiffs moved by order to show cause to vacate or modify the judgment and grant plaintiffs leave to amend their complaint. The Company's opposition to that motion is due on November 8, 2019, and the reply is due November 29, 2019, with a hearing date scheduled for December 11, 2019.

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Class Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company's motion to dismiss the amended complaint was served on August 15, 2019. Briefing was completed on October 21, 2019 and the Company is awaiting the decision of the court.

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements” and Part I, Item 1. “Business” of the Company's Form 10-K for the year ended December 31, 2018.

OVERVIEW

Highlights

•For the three months ended September 30, 2019, reported net sales increased 3.6% compared to the three months ended September 30, 2018. On a constant currency basis sales increased 5.2% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•For the three months ended September 30, 2019, the Company generated earnings per diluted common share of $0.38 compared to earnings per diluted common share of $0.13 for the three months ended September 30, 2018. Adjusted earnings per diluted common share (a non-US GAAP measure as reconciled under net income attributable to Dentsply Sirona below) for the three months ended September 30, 2019 was $0.57 compared to $0.38 earnings per diluted common share for the three months ended September 30, 2018.

•Cash flow from operations for the nine months ended September 30, 2019 was $333.5 million, as compared to $297.6 million during the nine months ended September 30, 2018.

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

The Consumables segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and dental laboratory products.

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

In connection with these initiatives, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization, with the understanding that the restructuring plan may continue to evolve as the Company progresses through the continued planning and execution of the plan. The plan includes a restructuring of the business through streamlining the organization and consolidating functions. The restructuring plan anticipates a net reduction in the Company’s global workforce of approximately 6% to 8%, and the Company will consult with employee representation in connection with the execution of the restructuring plan where required. The Company's goal is that the restructuring will result in annualized topline growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. As part of the restructuring plan announced on November 18, 2018, the Company put in place a plan to reduce headcount from 16,300 as of that date, to a range of 15,300 and 15,000 before the end of 2022. Since the announcement, the Company has made significant progress in reducing headcount. At September 30, 2019 the Company remained on track to achieve this goal. The Company is currently in the process of making strategic headcount additions to support revenue growth and other initiatives. At the same time, the Company continues to execute on additional cost reduction programs which are anticipated to incrementally reduce headcount over the remaining time period required to fully execute its cost containment programs. The Company expects to incur approximately $275 million in one-time expenditures and charges. During the nine months ended September 30, 2019, the Company has recorded expenses and charges of approximately $150 million related to this restructuring plan, of which, approximately $72 million were non-cash charges. There can be no assurance that the cost reductions and results will be achieved.

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

Reclassification of Prior Year Amounts

During the three and nine months ended September 30, 2019, certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the three months ended March 31, 2019, the Company moved the dental laboratory business into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2019 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2018

Net Sales

The discussion below summarizes the Company's sales growth which excludes precious metal content, into the following components: (1) constant currency sales growth by segment and geographic region and (2) internal sales growth by segment and geographic region. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods. These principal measurements are not calculated in accordance with accounting principles generally accepted in the United States; therefore, these items represent non-US GAAP measures. These non-US GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

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

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$962.1	$928.4	$33.7	3.6%
Less: precious metal content of sales	11.5	7.8	3.7	47.4%
Net sales, excluding precious metal content	$950.6	$920.6	$30.0	3.3%

Reported net sales, for the three months ended September 30, 2019 were $962.1 million, an increase of $33.7 million from the three months ended September 30, 2018. For the three months ended September 30, 2019 net sales, excluding precious metal content were $950.6 million, an increase of $30.0 million from the three months ended September 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 2.3% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three months ended September 30, 2019, net sales, excluding precious metal content, increased 7.5% on an internal sales growth basis. On a constant currency basis, revenue increased 5.2%. The constant currency increase included the negative impact of 1.2% from divestitures of non-strategic businesses and 1.1% reduction due to discontinued products. Internal sales growth was led by Technologies & Equipment growth of 11.0% and Consumables grew by 3.2%.

Key drivers of the internal sales growth for the three months ended September 30, 2019, were Digital Dentistry, Consumables, and Healthcare businesses partially offset by continued weakness in Equipment & Instruments sales. The growth in Digital Dentistry was the result of new product sales in the CAD/CAM business while the weakness in Equipment & Instruments business is mostly the result of continued competitive pressures in the imaging equipment products. The third quarter of 2018 included an estimated decrease in inventory held at certain distributors of approximately $34 million as well as the negative impact to net sales of approximately $20 million due to the relocation of the Company's European distribution center.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region were as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

United States	$335.5	$327.4	$8.1	2.5%

Europe	352.3	343.2	9.1	2.7%

Rest of World	262.8	250.0	12.8	5.1%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region were as follows:

	Three Months Ended September 30, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$337.0	$361.4	$263.7	$962.1
Less: precious metal content of sales	1.5	9.1	0.9	11.5
Net sales, excluding precious metal content	$335.5	$352.3	$262.8	$950.6

	Three Months Ended September 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$328.7	$348.8	$250.9	$928.4
Less: precious metal content of sales	1.3	5.6	0.9	7.8
Net sales, excluding precious metal content	$327.4	$343.2	$250.0	$920.6
Acquisition related adjustments (a)	3.2	—	—	3.2
Non-US GAAP net sales, excluding precious metal content	$330.6	$343.2	$250.0	$923.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

United States

Reported net sales increased by 2.5% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales, excluding precious metal content, increased by 2.5% during the third quarter of 2019 as compared to the third quarter of 2018. The third quarter of 2018 included an estimated decrease of approximately $35 million in inventory held by certain distributors.

For the three month period ended September 30, 2019, net sales, excluding precious metal content, increased by 4.6% on an internal sales growth basis. On a constant currency basis, revenue increased 1.5%. The constant currency increase included a 2.7% reduction from divestitures of non-strategic businesses and 40 basis points negative impact from discontinued products. The internal sales growth was attributable to the Technologies & Equipment segment, partially offset by a decline in the Consumables segment.

Europe

Reported net sales increased by 3.6% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales, excluding precious metal content, increased by 2.7% in the third quarter of 2019 as compared to the third quarter of 2018, which was negatively impacted by approximately 4.6% due to the strengthening of the U.S. dollar as compared to the prior year period. During the quarter ended September 30, 2018, net sales were negatively impacted by approximately $20 million due to the relocation of the Company's European distribution center.

For the three month period ended September 30, 2019, net sales, excluding precious metal content, increased by 8.4% on an internal sales growth basis. On a constant currency basis, revenue increased 7.3%. The constant currency increase included a 10 basis points negative impact from divestitures of non-strategic businesses and a 1.0% reduction due to discontinued products. Both segments had internal sales growth, led by the Consumables segment.

Rest of World

Reported net sales increased by 5.1% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales, excluding precious metal content, increased 5.1% in the third quarter of 2019 as compared to the third quarter of 2018. The three months ended September 30, 2019 was negatively impacted by approximately 2.3% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three month period ended September 30, 2019, net sales, excluding precious metal content, increased by 10.0% on an internal sales growth basis. On a constant currency basis, revenue increased 7.4%. The constant currency growth included a 60 basis points negative impact from divestitures of non-strategic businesses and 2.0% reduction due to discontinued products. The internal sales growth was driven by the Technologies & Equipment segment.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Gross profit	$514.0	$476.1	$37.9	8.0%

Gross profit as a percentage of net sales, including precious metal content	53.4%	51.3%
Gross profit as a percentage of net sales, excluding precious metal content	54.1%	51.7%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 240 basis points for the three months ended September 30, 2019 as compared to the same three month period ended September 30, 2018.

For the three months ended September 30, 2019, the increase in the gross profit rate was primarily driven by cost savings initiatives and divestiture of non-strategic businesses which had contributed lower profitability as compared to the three months ended September 30, 2018.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$399.3	$418.5	$(19.2)	(4.6%)
Restructuring and other costs	5.2	12.1	(6.9)	NM

SG&A as a percentage of net sales, including precious metal content	41.5%	45.1%
SG&A as a percentage of net sales, excluding precious metal content	42.0%	45.5%

NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the three months ended September 30, 2019 decreased 350 basis points as compared to the three months ended September 30, 2018.

For the three months ended September 30, 2019, the lower rate was driven by cost savings initiatives and higher sales volume which together impacted the rate by approximately 520 basis points, partially offset by higher incentive compensation costs.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $5.2 million for the three months ended September 30, 2019 compared to $12.1 million for the three months ended September 30, 2018. The Company recorded $11.7 million of net restructuring costs for the three months ended September 30, 2018.

During the three months ended September 30, 2019, the Company recorded $7.1 million of other costs which consist primarily of intangible asset impairments related to discontinued product lines.

During the three months ended September 30, 2018, the Company recorded $0.4 million in other costs mostly related to legal settlements.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data and percentages)	2019	2018	$ Change

Provision (benefit) for income taxes	$21.5	$4.2	$17.3

Effective income tax rate	20.2%	13.2%

Net income attributable to Dentsply Sirona	$85.0	$28.0	$57.0

Net income per common share - diluted	$0.38	$0.13

Provision for Income Taxes

For the three months ended September 30, 2019, income taxes were a provision of $21.5 million as compared to a net provision of $4.2 million during the three months ended September 30, 2018.

During the three months ended September 30, 2019, the Company recorded tax benefit of $5.0 million related to valuation allowances and $0.3 million of tax expense for other discrete tax matters. The Company also recorded a $1.0 million tax benefit as a discrete item related to the definite-lived intangible impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of fixed assets and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.7%.

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

The Company’s effective income tax rate for the third quarter of 2019 included the net impact of the amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs and fair value adjustments, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $64.0 million and $20.7 million, respectively.

The Company’s effective income tax rate for the third quarter of 2018 included the net impact of the amortization of purchased intangible assets, restructuring program related costs and other costs, business combination related costs and fair value adjustments, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $77.1 million and $20.5 million, respectively.

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

	Three Months Ended
	September 30, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$85.0	$0.38
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	47.4
Restructuring program related costs and other costs	13.2
Business combination related costs and fair value adjustments	1.8
Credit risk and fair value adjustments	1.6
Tax impact of the pre-tax non-US GAAP adjustments (a)	(16.5)
Subtotal non-US GAAP adjustments	47.5	0.21
Income tax related adjustments	(4.2)	(0.02)
Adjusted non-US GAAP net income	$128.3	$0.57

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

For the three months ended September 30, 2019, the following table presents the details of the "Restructuring program and related costs and other costs" line item of the above table and the affected line item in the Consolidated Statements of Operations:

(in millions)	Asset impairments	Sale or discontinuation of non-strategic business or product lines	Costs (income) related to restructuring plans	Professional services costs	Incentive compensation	Other	Total

Cost of products sold	$—	$2.5	$—	$—	$—	$1.1	$3.6
SG&A	—	(0.8)	—	5.2	0.7	(0.3)	4.8
Restructuring and other costs	3.8	—	(1.9)	—	—	3.3	5.2
Net interest and other expense	—	(0.4)	—	—	—	—	(0.4)
Total	$3.8	$1.3	$(1.9)	$5.2	$0.7	$4.1	$13.2

	Three Months Ended
	September 30, 2018
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$28.0	$0.13
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	49.6
Restructuring program related costs and other costs	18.6
Business combination related costs and fair value adjustments	6.7
Credit risk and fair value adjustments	2.2
Tax impact of the pre-tax non-US GAAP adjustments (a)	(20.8)
Subtotal non-US GAAP adjustments	56.3	0.25
Income tax related adjustments	0.3	—
Adjusted non-US GAAP net income	$84.6	$0.38

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

	Three Months Ended
	September 30, 2019
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$109.5	11.5%
Amortization of purchased intangible assets	47.4	5.0%
Restructuring program related costs and other costs	13.6	1.4%
Business combination related costs and fair value adjustments	1.8	0.2%
Adjusted non-US GAAP Operating Income	$172.3	18.1%

	Three Months Ended
	September 30, 2018
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$45.5	4.9%
Amortization of purchased intangible assets	49.6	5.4%
Restructuring program related costs and other costs	18.6	2.0%
Business combination related costs and fair value adjustments	6.5	0.7%
Adjusted non-US GAAP Operating Income	$120.2	13.0%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$534.5	$508.5	$26.0	5.1%

Consumables	416.1	412.1	4.0	1.0%

Segment Operating Income

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$104.7	$48.1	$56.6	117.7%

Consumables	113.8	102.3	11.5	11.2%

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment were as follows:

	Three Months Ended September 30, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$534.5	$427.6	$962.1
Less: precious metal content of sales	—	11.5	11.5
Net sales, excluding precious metal content	$534.5	$416.1	$950.6

	Three Months Ended September 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$508.5	$419.9	$928.4
Less: precious metal content of sales	—	7.8	7.8
Net sales, excluding precious metal content	$508.5	$412.1	$920.6
Acquisition related adjustments (a)	3.2	—	3.2
Non-US GAAP net sales, excluding precious metal content	$511.7	$412.1	$923.8
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

Technologies & Equipment

Reported net sales increased by 5.1% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales were negatively impacted by approximately 2.4% due to the strengthening of the U.S. dollar over the prior year period.

For the three months ended September 30, 2019, net sales increased 11.0% on an internal sales growth basis. On a constant currency basis, revenue increased 6.9%. The constant currency increase included a 2.1% negative impact from divestitures of non-strategic businesses and a 2.0% reduction due to discontinued products. All geographic regions experienced internal sales growth.

Key drivers of the internal sales growth for the three months ended September 30, 2019, were Digital Dentistry and Healthcare businesses partially offset by continued weakness in Equipment & Instruments sales. The growth in Digital Dentistry was the result of new product sales in the CAD/CAM and Orthodontics business while the weakness in Equipment & Instruments business is mostly the result of continued competitive pressures in the imaging equipment products. The third quarter of 2018 included an estimated decrease of approximately $34 million in inventory held by certain distributors.

Operating income increased $56.6 million or 117.7% for the three months ended September 30, 2019 as compared to the same three month period in 2018. The increase in operating income was primarily related to higher sales, cost savings initiatives and the divestiture of non-strategic businesses, partially offset by higher incentive compensation costs.

Consumables

Reported net sales increased by 1.8% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales, excluding precious metal content, increased 1.0% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 2.2% due to the strengthening of the U.S. dollar over the same prior year period.

For the three month period ended September 30, 2019, net sales, excluding precious metal content, increased 3.2% on a constant currency and internal sales growth basis. Sales growth was primarily in the European region, partially offset by the U.S. region.

Key drivers of the internal sales growth for the three months ended September 30, 2019, were the Restorative and Endodontics businesses partially offset by declines in the Laboratory business. During the third quarter of 2018, net sales were negatively impacted by approximately $20 million due to the relocation of the Company's European distribution center.

Operating income increased $11.5 million or 11.2% for the three months ended September 30, 2019 as compared to the same three month period in 2018. The increase in operating income was primarily related to favorable product pricing and cost savings initiatives, partially offset by unfavorable product mix and higher incentive compensation costs.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Net Sales

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$2,917.7	$2,926.6	$(8.9)	(0.3%)
Less: precious metal content of sales	31.6	27.5	4.1	14.9%
Net sales, excluding precious metal content	$2,886.1	$2,899.1	$(13.0)	(0.4%)

Reported net sales, for the nine months ended September 30, 2019, were $2,917.7 million, a decrease of $8.9 million from the nine months ended September 30, 2018. Net sales, excluding precious metal content, for the nine months ended September 30, 2019 were $2,886.1 million, a decrease of $13.0 million from the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, sales, excluding precious metal content, increased 4.7% on an internal sales growth basis. On a constant currency basis, revenue increased 3.2%. The constant currency increase included the negative impact of 40 basis points from the divestiture of non-strategic businesses and 1.1% reduction due to discontinued products. Net sales, excluding precious metal content, were negatively impacted by approximately 3.8% due to the continued strengthening of the U.S. dollar over the prior year period. The internal sales growth was attributable to the Technologies & Equipment segment growth of 9.4%, partially offset by negative growth in the Consumables segment of 0.7%.

Key drivers of the internal sales growth for the nine months ended September 30, 2019, were strong growth in Digital Dentistry and positive performance in Healthcare, partially offset by declines in Consumables. The first nine months of 2018 included an estimated decrease in inventory held at certain distributors of approximately $69 million.

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region were as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

United States	$975.4	$955.0	$20.4	2.1%

Europe	1,154.6	1,180.0	(25.4)	(2.2%)

Rest of World	756.1	764.1	(8.0)	(1.0%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region were as follows:

	Nine Months Ended September 30, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$979.9	$1,179.2	$758.6	$2,917.7
Less: precious metal content of sales	4.5	24.6	2.5	31.6
Net sales, excluding precious metal content	$975.4	$1,154.6	$756.1	$2,886.1

	Nine Months Ended September 30, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$958.9	$1,201.0	$766.7	$2,926.6
Less: precious metal content of sales	3.9	21.0	2.6	27.5
Net sales, excluding precious metal content	955.0	1,180.0	764.1	2,899.1
Acquisition related adjustments (a)	5.3	—	—	5.3
Non-US GAAP net sales, excluding precious metal content	$960.3	$1,180.0	$764.1	$2,904.4
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

United States

Net sales increased by 2.2% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales, excluding precious metal content, increased by 2.1% in the nine months ended September 30, 2019 as compared to the same nine month period of 2018. The first nine months of 2018 included an estimated decrease in inventory held at certain distributors of approximately $65 million.

For the nine months ended September 30, 2019, net sales, excluding precious metal content, increased by 2.9% on an internal sales growth basis. On a constant currency basis, revenue increased 1.7%. The constant currency increase included a decrease of 90 basis points due to the divestiture of non-strategic businesses and 30 basis points due to discontinued products. The internal sales growth was driven by the Technologies & Equipment segment, partially offset by lower Consumables revenues.

Europe

Net sales decreased by 1.8% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales, excluding precious metal content, decreased by 2.2% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, which were negatively impacted by approximately 6.2% due to the strengthening of the U.S. dollar over the prior year period.

For the nine months ended September 30, 2019, net sales, excluding precious metal content, increased by 4.9% on an internal sales growth basis. On a constant currency basis, revenue increased 4.0%. The constant currency increase included a negative impact of 10 basis points from divestitures of non-strategic businesses and 80 basis points due to discontinued products. Both segments had internal sales growth, led by the Technologies & Equipment segment.

Rest of World

Net sales decreased by 1.1% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales, excluding precious metal content, decreased 1.0% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, which was negatively impacted by approximately 5.1% due to the strengthening of the U.S. dollar over the prior year period.

For the nine months ended September 30, 2019, net sales, excluding precious metal content, increased by 6.7% on an internal sales growth basis. On a constant currency basis, revenue increased 4.1%. The constant currency increase included a 20 basis point reduction from divestitures of non-strategic businesses and a 2.4% reduction due to discontinued products. The internal sales growth was driven primarily by the Technologies & Equipment segment.

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Gross profit	$1,554.5	$1,543.0	$11.5	0.7%

Gross profit as a percentage of net sales, including precious metal content	53.3%	52.7%
Gross profit as a percentage of net sales, excluding precious metal content	53.9%	53.2%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 70 basis points for the nine months ended September 30, 2019 as compared to the same nine month period ended September 30, 2018.

For the nine months ended September 30, 2019, the increase in the gross profit rate was primarily driven by cost savings initiatives including headcount reductions partially offset by expenses related to the divestitures of non-strategic businesses, compared to the nine months ended September 30, 2018.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$1,262.1	$1,285.9	$(23.8)	(1.9%)
Goodwill impairment	—	1,085.8	(1,085.8)	NM
Restructuring and other costs	68.1	211.2	(143.1)	NM

SG&A as a percentage of net sales, including precious metal content	43.3%	43.9%
SG&A as a percentage of net sales, excluding precious metal content	43.7%	44.4%

NM - Not meaningful

SG&A Expense

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the nine months ended September 30, 2019 decreased 70 basis points compared to the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, the lower rate was driven primarily by cost savings initiatives including headcount reductions and higher sales which impacted the rate by approximately 420 basis points, partially offset by higher incentive compensation costs of approximately $50 million, higher professional fees, the impact of foreign currency, biennial International Dental Show expenses, and certain executive severance costs as compared to the nine months ended September 30, 2018.

Goodwill impairment

For the nine months ended September 30, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million. The charge was related to two reporting units within the Technologies & Equipment segment and one reporting unit within the Consumables segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unconsolidated Financial Statements in Part I, Item I of this Form 10-Q.

Restructuring and Other Cost

The Company recorded net restructuring and other costs of $68.1 million for the nine months ended September 30, 2019 compared to $211.2 million for the nine months ended September 30, 2018. The Company recorded $23.0 million in restructuring costs during the nine months ended September 30, 2019 compared to $22.5 million in restructuring costs during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company recorded $45.1 million of other costs which consist primarily of fixed assets impairments of $32.8 million, a $5.3 million impairment of indefinite-lived tradenames and trademarks within the Technologies & Equipment segment, and a $3.8 million impairment of intangible assets related to discontinued product lines in the Consumables segment.

During the nine months ended September 30, 2018, the Company recorded $188.7 million of other costs which consist primarily of an impairment charge of $179.2 million related to certain tradenames and trademarks within the Technologies & Equipment segment that were impaired during the Company’s annual impairment testing.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2019	2018	Change

Net interest expense	$21.0	$26.3	$(5.3)
Other expense (income), net	(4.6)	(30.4)	25.8
Net interest and other expense	$16.4	$(4.1)	$20.5

Net Interest Expense

Net interest expense for the nine months ended September 30, 2019 decreased $5.3 million as compared to the nine months ended September 30, 2018. The Company maintained lower average debt levels during the nine months ended September 30, 2019 when compared to the same period in the prior year resulting in lower net interest expense.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2019 was income of $4.6 million, comprised primarily of foreign currency transaction gains of $20.4 million, primarily on net investment hedges, partially offset by the non-operating losses of $15.8 million related to the divestitures of non-strategic businesses. Other expense (income), net for the nine months ended September 30, 2018 was income of $30.4 million, comprised primarily of a gain recorded on the sale of marketable securities.

Income Taxes and Net Income (Loss)

	Nine Months Ended September 30,
(in millions, except per share data and percentages)	2019	2018	$ Change

Provision (benefit) for income taxes	$47.3	$(23.4)	$70.7

Effective income tax rate	22.8%	NM

Net income (loss) attributable to Dentsply Sirona	$160.6	$(1,012.8)	$1,173.4

Net income (loss) per common share - diluted (basic) (a)	$0.71	$(4.50)
NM - Not meaningful
(a) For the nine months ended September 30, 2018, the Company's net loss per share was calculated on a non-diluted basis.

Provision for Income Taxes

For the nine months ended September 30, 2019, income taxes were a net expense of $47.3 million compared to a net benefit of $23.4 million in the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company recorded the following discrete tax items, $2.0 million of excess tax benefit related to employee share-based compensation, tax benefit of $5.0 million related to valuation allowances, and $2.9 million of tax expense for other discrete tax matters. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge, $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge and $1.0 million tax benefit related to the definite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.6%.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets. However, the Company has outlined its global business improvement plans, and the benefits of these plans could give rise to a change of the valuation allowance in the next 12 months.

In the first nine months of 2018, the Company recorded the following discrete tax items, $3.0 million of excess tax benefit related to employee share-based compensation, tax expense of $0.5 million related to valuation allowances, tax benefit of $2.5 million related to enacted statutory rate changes, tax expense of $7.2 million for other discrete tax matters and $3.4 million tax benefit related to U.S. tax reform. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 million related to tax-deductible goodwill for the nine months ended September 30, 2018. In addition the Company also recorded $2.7 million of tax expense as a discrete item related to the gain on sale of marketable securities. Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, and tax deductible and nondeductible goodwill impairment charges, the Company’s effective tax rate was 15.8%.

The Company’s effective income tax rate for the first nine months of 2019 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments, and income tax related adjustments, which impacted income before income taxes and the provision for income taxes by $305.0 million and $79.7 million, respectively.

The Company’s effective income tax rate for the first nine months of 2018 included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments, gain on sale of marketable securities and income tax related adjustments, which impacted the loss before income taxes and the provision for income taxes by $1,450.6 million and $113.7 million, respectively.

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

	Nine Months Ended
	September 30, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$160.6	$0.71
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs (a)	151.9
Amortization of purchased intangible assets	142.9
Business combination related costs and fair value adjustments	6.1
Credit risk and fair value adjustments	4.1
Tax impact of the pre-tax non-US GAAP adjustments (b)	(77.1)
Subtotal non-US GAAP adjustments	227.9	1.01
Income tax related adjustments	(2.6)	(0.01)
Adjusted non-US GAAP net income	$385.9	$1.71

(a) Certain severance costs related to the former Chief Financial Officer and former Chief Human Resources Officer of $11.0 million are included within this item.
(b) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

For the nine months ended September 30, 2019, the following table presents the details of the "Restructuring program and related costs and other costs" line item of the above table and the affected line item in the Consolidated Statements of Operations:

(in millions)	Asset impairments	Separation costs related to executives	Sale or discontinuation of non-strategic business or product lines	Costs related to restructuring plans	Professional services costs	Incentive compensation	Other	Total

Cost of products sold	$—	$—	$23.6	$—	$—	$—	$0.7	$24.3
SG&A	—	11.0	10.5	—	20.5	10.4	2.1	54.5
Restructuring and other costs	41.7	—	0.8	20.7	—	—	4.9	68.1
Net interest and other expense	—	—	5.0	—	—	—	—	5.0
Total	$41.7	$11.0	$39.9	$20.7	$20.5	$10.4	$7.7	$151.9

	Nine Months Ended
	September 30, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,012.8)	$(4.50)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,313.1
Amortization of purchased intangible assets	149.7
Business combination related costs and fair value adjustments	16.5
Credit risk and fair value adjustments	15.4
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(116.4)
Subtotal non-US GAAP adjustments	1,334.2	5.88
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.01
Income tax related adjustments	2.7	0.04
Adjusted non-US GAAP net income	$324.1	$1.43

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the nine months ended September 30 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per common share includes the dilutive effect of common stock.
Shares used in calculating US GAAP net loss per common share		224.9
Shares used in calculating diluted non-US GAAP net income per common share		226.8

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

	Nine Months Ended
	September 30, 2019
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Income	$224.3	7.8%
Restructuring program related costs and other costs	146.9	5.1%
Amortization of purchased intangible assets	142.9	5.0%
Business combination related costs and fair value adjustments	5.7	0.1%
Adjusted non-US GAAP Operating Income	$519.8	18.0%

	Nine Months Ended
	September 30, 2018
(in millions, except percentages)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating Loss	$(1,039.9)	(35.9%)
Restructuring program related costs and other costs	1,313.1	45.3%
Amortization of purchased intangible assets	149.7	5.2%
Business combination related costs and fair value adjustments	15.2	0.5%
Adjusted non-US GAAP Operating Income	$438.1	15.1%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$1,613.7	$1,571.8	$41.9	2.7%

Consumables	1,272.4	1,327.3	(54.9)	(4.1%)

Segment Operating Income

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$272.5	$185.4	$87.1	47.0%

Consumables	341.3	360.4	(19.1)	(5.3%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment were as follows:

	Nine Months Ended September 30, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,613.7	$1,304.0	$2,917.7
Less: precious metal content of sales	—	31.6	31.6
Net sales, excluding precious metal content	$1,613.7	$1,272.4	$2,886.1

	Nine Months Ended September 30, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$1,571.8	$1,354.8	$2,926.6
Less: precious metal content of sales	—	27.5	27.5
Net sales, excluding precious metal content	1,571.8	1,327.3	2,899.1
Acquisition related adjustments (a)	5.3	—	5.3
Non-US GAAP net sales, excluding precious metal content	$1,577.1	$1,327.3	$2,904.4
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

Technologies & Equipment

Net sales increased by 2.7% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales were negatively impacted by approximately 4.2% due to the strengthening of the U.S. dollar over the prior year period.

For the nine months ended September 30, 2019, net sales increased by 9.4% on an internal sales growth basis. On a constant currency basis, revenue increased 6.5%. The constant currency increase included a 70 basis points negative impact from divestitures of non-strategic businesses and a 2.2% reduction due to discontinued products. All geographic regions experienced internal sales growth.

Key drivers of the internal sales growth for the nine months ended September 30, 2019, were Digital Dentistry and Healthcare businesses partially offset by a slight decline in Equipment & Instruments sales. The growth in Digital Dentistry was the result of new product sales in the CAD/CAM and Orthodontics businesses. The slight decline in the Equipment & Instruments business was mostly as a result of continued competitive pressures in the imaging equipment products. The first nine months of 2018 included an estimated decrease in inventory held at certain distributors of approximately $69 million.

Operating income increased $87.1 million or 47.0% for the nine months ended September 30, 2019 as compared to the same nine month period in 2018. The increase in operating income was related to higher sales, cost savings initiatives including headcount reductions and the divestiture of non-strategic businesses partially offset by higher incentive compensation costs for the nine months ended September 30, 2019.

Consumables

Net sales decreased by 3.7% in the nine months September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales, excluding precious metal content, decreased 4.1% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Net sales, excluding precious metal content, were negatively impacted by approximately 3.4% due to the continued strengthening of the U.S. dollar over the same prior year period.

For the nine months ended September 30, 2019, net sales, excluding precious metal content, decreased 0.7% on a constant currency and internal basis. The negative internal sales growth was primarily driven by the U.S. region, partially offset by the Europe and Rest of World regions.

Key drivers of the decline in internal sales growth for the nine months ended September 30, 2019, were the Laboratory and Preventive businesses partially offset by slight growth in the Restorative business.

Operating income decreased $19.1 million or 5.3% for the nine months ended September 30, 2019 as compared to the same nine month period in 2018. The decrease in operating income was primarily related to lower sales and higher incentive compensation costs, partially offset by cost savings initiatives including headcount reductions and favorable product pricing.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. The valuation date for annual impairment testing is April 30.

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

The performance of the Company’s 2019 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2019, the fair value of these assets would still exceed their book value, with the exception of one indefinite-lived intangible asset within the Technologies & Equipment segment which could result in an insignificant impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2019

Net income of $160.6 million for the nine months ended September 30, 2019, increased $1,173.0 million as compared to net loss of $1,012.4 million for the nine months ended September 30, 2018, primarily due to the prior year goodwill and indefinite-lived intangible asset impairments. Cash flow from operating activities during the nine months ended September 30, 2019 was $333.5 million compared to $297.6 million during the nine months ended September 30, 2018. Cash from operations increased $35.9 million for the nine months of 2019 as compared to the same period in 2018. The Company’s cash and cash equivalents decreased by $83.5 million to $226.1 million during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 6 days to 65 days as compared to 59 days at December 31, 2018. On a constant currency basis, the number of days of sales in inventory increased by 3 days to 127 days at September 30, 2019 as compared to 124 days at December 31, 2018.

Cash used in investing activities during the first nine months of 2019 included capital expenditures of $86.9 million and cash proceeds from net investment hedges of $34.5 million. The Company expects capital expenditures to be in the range of approximately $120 million to $130 million for the full year 2019.

Cash used in financing activities for the nine months ended September 30, 2019 was primarily related to dividend payments of $58.7 million and net payments of short term borrowings of $67.4 million.

In the nine months ended September 30, 2019, the Company repurchased 3.0 million shares at a cost of $160.0 million for an average price of $52.64. At September 30, 2019, the Company held 42.2 million shares of treasury stock. The Company received proceeds of $78.8 million as a result of the exercise of 2.0 million of stock options during the nine months ended September 30, 2019. Including prior year repurchases, the total amount repurchased under this authorization is $410.2 million leaving $589.8 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings decreased by a net $241.7 million during the nine months ended September 30, 2019, which includes a decrease of $39.5 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2019 and December 31, 2018, the Company's ratio of total net debt to total capitalization was 19.0% and 20.8%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

The Company pre-paid the PNC Term Loan on May 28, 2019 for a total of $131.3 million using cash and short-term commercial paper. The Company repaid its short-term Commercial Paper that was outstanding at December 31, 2018 of $67.8 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $700.0 million through July 28, 2024. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At September 30, 2019, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At September 30, 2019, there were no outstanding borrowings under the $700.0 million multi-currency revolving credit facility. The Company had no outstanding borrowings under the Commercial Paper facility at September 30, 2019.

The Company also has access to $28.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2019, the Company had $11.5 million outstanding under these short-term lines of credit. At September 30, 2019, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $716.8 million.

At September 30, 2019, the Company held $51.1 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") was enacted. As a result of U.S. tax reform, $271.7 million of cash and cash equivalents held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. At September 30, 2019 the Company had repatriated $105.3 million of the $271.7 million that was taxable under the Act. However, to the extent the Company repatriates the remaining funds to the U.S., the Company may be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2019, the Company had $589.8 million available under the stock repurchase program. During the quarter ended September 30, 2019, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

July 1, 2019 to July 31, 2019	—	$—	$—	$689.8
August 1, 2019 to August 31, 2019	1.9	51.97	100.0	589.8
September 1, 2019 to September 30, 2019	—	—	—	589.8
	1.9	$51.97	$100.0

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	November 7, 2019
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	November 7, 2019
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer