Form 10-K
period 2019-12-31
DENTSPLY SIRONA Inc.
filed 2020-03-02
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Commission File Number 0-16211

DENTSPLY SIRONA Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13320 Ballantyne Corporate Place, Charlotte, North Carolina	28277-3607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 848-0137

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant's most recently completed second quarter ended June 30, 2019, was $13,062,285,652. Based on the closing price on June 28, 2019. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 19, 2020 was 221,438,967.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in this Form 10-K, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of our forward-looking statements and associated risks in Item 1 “Business- Forward-Looking Statements and Associated Risks” and Item 1A “Risk Factors” of this Form 10-K.

GENERAL

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-K to “Dentsply Sirona”, or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

INDUSTRY AND MARKET DATA

Unless indicated otherwise, the information concerning our industry contained in this Form 10-K is based on our general knowledge of and expectations concerning the industry. The Company’s market position, market share and industry market size are based on estimates using our internal data and estimates, based on data from various industry analyses, its internal research and adjustments and assumptions that it believes to be reasonable. The Company has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, the Company estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A “Risk Factors” of this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Item 1. Business

History and Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 133-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

Dentsply Sirona dates its history back to 1886. The Company is a designer, developer, manufacturer and marketer of a broad range of consumable dental products and technologically-advanced dental equipment. The Company also manufactures and markets healthcare consumable products. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system over 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today.

Dental products and technology and equipment accounted for approximately 92% of both Dentsply Sirona’s consolidated net sales and consolidated net sales, excluding precious metal content, for the year ended December 31, 2019. The remaining net sales are primarily related to consumable medical device products. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and a reconciliation of net sales to net sales, excluding precious metal content, is provided there.

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

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. Dentsply Sirona’s principal product categories are dental consumable products and dental technology and equipment products. Additionally, the Company’s healthcare consumable products for urological applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, BALANCE, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, CONFORM FIT, DAC, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, GALILEOS, INLAB, IN-OVATION, INTEGO, LOFRIC, MAILLEFER, MIDWEST, MTM, NUPRO, OMNICAM, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, PALODENT PLUS, PORTRAIT, PRIME & BOND, PROFILE, PRIMEMILL, PRIMESCAN, PROGLIDER, PROTAPER, RECIPROC, PUREVAC, RINN, SANI-TIP, SCHICK, SENTALLOY, SINIUS, SIROLASER, SIRONA, SLIMLINE, STYLUS, SULTAN, SUREFIL, SYMBIOS, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, TRUNATOMY, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Consumables Segment

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. Small equipment products include intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in dental laboratories include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include laboratory-based CAD/CAM milling systems, amalgamators, mixing machines and porcelain furnaces.

Net sales of dental consumable products accounted for approximately 42%, 43% and 42% of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively.

Technologies & Equipment Segment

Dental Technology and Equipment Products

Dental technology products consist of basic and high-tech dental equipment such as treatment centers, imaging equipment, dental handpieces, and computer aided design and machining CAD/CAM systems equipment for dental practitioners. The product category also includes high-tech state-of-art dental implants and related scanning equipment and treatment software, and orthodontic clear aligners and appliances for dental practitioners and specialists. The Company offers the broadest line of products to fully outfit a dental practitioner’s office.

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. Imaging equipment consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM systems equipment are products designed for dental offices used for dental restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech chairside economical restoration of aesthetic ceramic dentistry, or CEREC equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The Company estimates that at December 31, 2019 the market penetration for in-office CAD/CAM systems in the U.S. and Germany was approximately 18%.

Net sales of dental technology and equipment products accounted for approximately 50%, 48% and 50% of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, medical drills and other non-medical products.

Net sales of healthcare consumable products accounted for approximately 8%, 9% and 8% of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Dentsply Sirona employs approximately 4,800 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its distributors, dealers and the end-users.

Dental Sales and Distribution

Dentsply Sirona distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic clear aligners and appliances, and dental implants are often sold directly to the dental laboratory or dental professionals in some markets. For the year ended December 31, 2019, only one customer, Henry Schein, Inc (“Henry Schein”), accounted for more than 10%, or approximately 13% of consolidated net sales. At December 31, 2019, two customers, Henry Schein and Patterson Companies, Inc. (“Patterson”), each accounted for more then 10%, or approximately 12% and 17%, respectively, of the consolidated accounts receivable balance. For the year ended December 31, 2018, only one customer, Henry Schein, accounted for approximately 10% of consolidated net sales. At December 31, 2018, two customers, Henry Schein and Patterson, accounted for approximately 10% and 13%, respectively, of the consolidated accounts receivable balance. For the year ended December 31, 2017, only one customer, Henry Schein, accounted for more then 10%, or approximately 15% of consolidated net sales.

In 2018 and 2017 the Company was impacted by the transition in distribution strategy with Patterson and Henry Schein. In 2017, the Company signed new distribution agreements with Patterson and Henry Schein for the Company’s equipment products. The Company shipped initial stocking orders for the equipment products to Henry Schein under the agreements primarily in the second and third quarters of 2017 which resulted in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales growth for the year ended December 31, 2018 by approximately $127 million. Based on the Company’s estimate, distributor inventories increased for the year ended December 31, 2017 by approximately $27 million as compared to a decrease of approximately $100 million for the full year 2018.

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

The Company's focus includes the creation of more meaningful solutions for dentists built around the following five key operating principals:

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

Historical reimbursement levels within Europe have been higher for intermittent catheters which explain a greater penetration of single-use catheter products in that market. In the United States, which the Company considers an important growth market, the reimbursement environment has improved as third-party payers have recognized the cost benefits of infection control through the use of disposable catheters.

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare. As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools. Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invests in the development of new products, improvement of existing products and advances in technology. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

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

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company’s core growth and assure ongoing expansion of its business, including new technologies, additional products, organizational strength and geographic breadth. Information regarding the Company's acquisition activity for the years ended December 31, 2019, 2018, and 2017 can be found in Note 4, Business Combinations, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Operating and Technical Expertise

Dentsply Sirona believes that its manufacturing capabilities are important to its success. The manufacturing processes of the Company’s products require substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. Where it can improve quality and customer service and lower costs, the Company endeavors to automate its global manufacturing operations.

Financing

Information about Dentsply Sirona’s working capital, liquidity and capital resources is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but no competitor produces all, of the same types of products as those produced by the Company.

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

The majority of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the United States Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) in the European Union, which will be updated to the European Union Medical Device Regulation (“MDR”) in 2020 (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

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

The Company believes it is in substantial compliance with the laws and regulations that regulate its business.There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See Item 1A, "Risk Factors” of this Form 10-K for additional detail.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products that it sells. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of Dentsply Sirona’s supply requirements. The Company sources some raw materials from China. In December 2019, a strain of coronavirus surfaced in China, which may impact the Company's ability to source such raw materials.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own tradenames and trademarks. Dentsply Sirona also owns and maintains more than 4,000 patents throughout the world and is licensed under a number of patents owned by others.

Dentsply Sirona’s policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. Dentsply Sirona believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark. Additional information regarding certain risks related to our intellectual property is included in Item 1A “Risk Factors” of this Form 10-K and is incorporated herein by reference.

Employees

At December 31, 2019, the Company and its subsidiaries employed approximately 15,200 employees. Of these employees, approximately 3,700 were employed in the United States and approximately 11,500 outside the United States. Some of the Company's employees outside of the United States are covered by collective bargaining, union contract, worker councils, or other similar type programs. The Company believes that it generally has a positive relationship with its employees.

Environmental Matters

Dentsply Sirona believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company’s capital expenditures or on its business. Dentsply Sirona also believes that policies and procedures intended to promote Company operations and product development that meet its standards for sustainability and environmental stewardship will result in better communities and a better planet but will also deliver value to its customers, employees, and shareholders by increasing efficiency and sustainability in its operations.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations of consolidated net sales, net income and cash flows. The Company typically implements most of its price changes in the beginning of the first or fourth quarter. Price changes, other marketing and promotional programs including trade shows, management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. In addition, major new product introductions may also impact net sales as older products become less desirable compared to the new products. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe.

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

The Company’s forward-looking statements involve risks and uncertainties. Actual results may differ significantly from those projected or suggested in any forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Any number of factors could cause the Company’s actual results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the risks associated with the following:

•the Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors
•the Company's ability to protect its technology infrastructure from cyber-attacks and other disruptions
•the Company's ability to maintain effective internal controls during periods of restructuring and organizational changes
•a significant failure or disruption in service within the Company’s operations or the operations of key distributors
•the Company’s failure to attract and retain talented employees, or to manage succession and retention for its key executives
•the Company's ability to successfully implement its cost reduction and restructuring plans
•the Company's ability to remain profitable in a very competitive marketplace, which depends upon the Company's ability to differentiate its products and services from those of competitors
•results in pending and future litigation, investigations or other proceedings which could subject the Company to significant monetary damages or penalties and/or require us to change our business practices, or the costs incurred in connection with such proceedings
•other risks described from time to time in the Company’s filings with the SEC

You should carefully consider these and other relevant factors, including those risk factors in Item 1A, “Risk Factors” of this Form 10-K and any other information included or incorporated by reference in this report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

Item 1A. Risk Factors

The following are the significant risk factors that could materially impact Dentsply Sirona’s business, financial condition or future results. Dentsply Sirona may be affected by risks not yet known or other uncertainties.

The Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors, which may result in financial loss and operational inefficiencies.

As part of the restructuring plan adopted in November 2018, the Company announced that it intends to grow revenues, expand margins and simplify the business. The Company continues to generate a substantial portion of its revenue through a limited number of distributors which provide important sales, distribution and service support to the end-user customers. The Company's two largest distributors, Patterson and Henry Schein, accounted for approximately 20% of the Company’s annual revenue for the year ended December 31, 2019, and it is anticipated that they will continue to be the largest distribution contributors to Dentsply Sirona’s revenue through 2021. The Company may be unable to execute its key strategic activities and investments due to the competing priorities of its distribution partners which may introduce competing private label, generic, or low cost products that compete with the Company’s products at lower price points, particularly in the Technologies & Equipment segment products that are sold and serviced through distributor channels. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

Additionally, some parts of the dental market continue to be impacted by price competition which are driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of end user customers. There can be no assurance that the Company’s distribution partners will purchase any specified minimum quantity of products from the Company or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from Dentsply Sirona, or if changes in the Company’s promotional strategies and investments result in changes in the Company’s distributor relationships or short-term uneven growth, it could have a material adverse effect on Dentsply Sirona’s results of operations and financial condition.

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

Due to the global nature of the Company’s business and reliance on information systems to provide the Company’s services, the Company uses web-enabled and other integrated information systems in delivering the Company’s services. As the breadth and complexity of Company’s information systems continue to grow, the Company will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

•disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;
•security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•excessive costs, excessive delays or other deficiencies in systems development and deployment.

Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” cyber-attacks and other attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. The Company’s network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions and the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, employee information, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Like other large, global companies, the Company has experienced and expects to continue to experience cyber threats from time to time. For example, in January 2020, the Company experienced a phishing cyber-attack that propagated itself to certain of the Company’s servers, but to the knowledge of the Company it was contained to the affected servers by the Company’s information technology tools and processes. Although no such cyber-attacks have had a material adverse effect on the Company to date, the Company cannot provide assurance that, despite the Company’s efforts to ensure the integrity of the Company’s systems and the measures that the Company or our vendors take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to the Company or its business and results of operations, particularly as cyber-threats evolve and become more difficult to detect and successfully defend against. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. Cyber-attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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

Ineffective internal controls and lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.

The Company’s implementation of its business plans, restructuring plans and compliance with regulations requires that Dentsply Sirona effectively manage its financial infrastructure, including standardizing processes, maintaining proper financial reporting and internal controls. During this period of restructuring and organizational changes, the Company continues to focus on standardizing its processes, improving its financial systems, maintaining effective internal controls and centralizing transaction management and/or execution so as to provide continued assurance with respect to the Company's financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to financial and management reporting that is inaccurate or incomplete and delays in financial reporting to management, regulators and/or shareholders. For example, the Company was unable to file its Annual Reports on Form 10-K for its fiscal years ended December 31, 2017 and December 31, 2018 within the respectively prescribed time periods due to factors such as impairment triggering events, the estimation of the income tax impact related to the Tax Cuts and Jobs Act, management turnover, and the review of internal controls of an immaterial business which was being shut down. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties.

Additionally, internal control over financial reporting may not prevent or detect all misstatements or omissions because of certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If Dentsply Sirona fails to maintain adequate internal controls, including any failure to implement required new or improved controls, or if Dentsply Sirona experiences difficulties in implementing new or revised controls, Dentsply Sirona’s business and operating results could be harmed and Dentsply Sirona could fail to meet Dentsply Sirona’s reporting obligations.

Further, the Company currently has disparate systems, including enterprise resource planning systems, across the organization which may result in the potential inability to obtain and analyze business data and increases in budgets due to higher costs stemming from system upgrades, and may pose business partner connection challenges. As a result, the data required to manage the business may not be complete, accurate or consistent, resulting in the potential for misleading or inaccurate reporting for key business decisions. Additionally, the structure of the organization may not be aligned to support the strategic business objectives which could result in potential operational deficiencies, which could have a material adverse effect on our business relationships and results of operations.

The Company’s ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.

The Company operates in more than 120 countries and the Company’s and its suppliers’ manufacturing facilities are located in multiple locations around the world. Potential events such as extreme weather, natural disasters, worker strikes and social and political actions, such as Brexit and trade wars, or other events beyond our control, could impact the Company’s ongoing business operations, including potential critical third-party vendor disruptions or failure to adhere to contractual obligations affecting our supply chain and manufacturing needs or the loss of critical information technology and telecommunications systems. Although the Company maintains multiple manufacturing facilities, a large number of the products manufactured by the Company are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays, increased expenses, and may damage the Company’s business and results of operations. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, such events could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

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

Talent gaps and failure to manage and retain top talent may impact the Company’s ability to grow the business.

The Company’s success is dependent on our ability to fill key roles and develop employees. To achieve the Company’s strategic initiatives, the Company needs employees with the right skills, competencies and experiences to support the growth of the business and failure to attract and retain employees to fill key roles may adversely affect our business performance, competitive position and future prospects. The Company also must retain a pipeline of team members to provide for continuity of succession for senior executive positions. In order to attract and retain qualified employees, the Company must offer competitive compensation and effectively manage employee performance and development. Our inability to attract and retain talent may negatively impact business continuity, new product launches, and innovation initiatives. Further, such organizational challenges may make it difficult to maintain the Company’s culture, resulting in employees not adhering to the desired values of the organization.

The Company may fail to realize the expected benefits of its strategic initiatives, including its announced cost reduction and restructuring efforts.

In order to operate more efficiently and control costs, the Company has announced in the past, and may announce in the future, restructuring plans or other major initiatives from time to time, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. The failure to efficiently execute such initiatives as part of the Company’s business strategy could minimize the expected benefits to the organization resulting in potential impacts to ongoing operations and cost overruns.

Additionally, the Company’s ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. The Company may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. Consistent with these efforts, in November 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify its organization. The Company expects to incur approximately $275 million in one-time expenditures and charges through 2021. The Company anticipates a net reduction in global workforce of approximately 6% to 8%. As of December 31, 2019, the Company has achieved savings of approximately $88 million and headcount reduction of approximately 7%. During the year ended December 31, 2019, the Company recorded expenses and charges of approximately $192 million related to this restructuring plan, of which, approximately $73 million were non-cash charges. There can be no assurance that the cost reductions and results will be achieved.

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

The Company faces the risk of purported securities class actions, investigations by governmental agencies, product liability and other types of legal actions or claims, including possible recall actions affecting the Company’s products. The primary litigation which the Company currently faces involve various putative class action suits in federal and state court alleging that the Company and certain of its present and former officers and directors violated U.S. securities laws by allegedly making false and misleading statements in connection with a February 2016 registration statement issued in connection with the merger with former Sirona Dental Systems, Inc. by the entity formerly known as Dentsply International Inc., and in connection with the Company's regular securities filings or public statements, and to lawsuits related to the products manufactured by the Company. The Company has insurance policies, including directors and officers’ insurance and product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against the Company may not be covered by insurance. A successful claim brought against the Company in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against the Company, could harm its business and overall cash flows of the Company.

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

Additionally, Dentsply Sirona generally warrants each of Dentsply Sirona’s products against defects in materials and workmanship for a period of one year from the date of shipment or installation plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. Successful product warranty claims brought against Dentsply Sirona could reduce Dentsply Sirona’s profits and/or impair our financial condition, and damage Dentsply Sirona’s reputation.

The Company may be unable to develop innovative products or obtain regulatory approval for new products or maintain approvals for existing products.

The worldwide markets for dental and medical products is highly competitive and is driven by rapid and significant technological change, change in consumer preferences, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, some markets for products, such as orthodontics, are also subject to significant negative price pressures. Dentsply Sirona’s patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that Dentsply Sirona’s products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on the Company’s investment in product development.

If the Company fails to further develop its innovation efforts or if the Company’s research and development does not effectively respond to changes in consumer preferences or market competition leading to technology or product obsolescence, the Company may lose market share and revenue. Additionally, if the Company’s products or technologies lose their competitive advantage or become noncompetitive or obsolete, Dentsply Sirona’s business could be negatively affected.

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

The Company’s products will need to be certified under the European Medical Directive that has been revised to become the Medical Device Regulation (“MDR”). Dentsply Sirona as well as all medical device manufacturers have to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under MDR in order to continue to sell those products in the European Union (“EU”). The new regulations are scheduled to become effective in May 2020. Failure to have the upgrades to quality systems and processes completed by May 2020 could unfavorably impact the Company’s sales and financial condition.

Additionally, the United Kingdom (“UK”) has negotiated an exit from the EU, "Brexit". Terms of the Brexit agreement could impact the UK’s ability to certify medical devices for sale in the EU. The Company has been working on alternative plans for the impacted products. The inability to certify the Company’s products for sale in the EU could unfavorable impact the Company’s sales.

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

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market certain classes of new or modified medical devices. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties.

We are also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted and inadequate employee training for critical compliance and regulatory requirements may result in the failure to adhere to applicable laws, rules and regulations.

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

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange rates may impact the consolidated statements of operations, consolidated balance sheets and cash flows of the Company. With approximately two-thirds of the Company’s sales located outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to certain foreign currencies. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the underlying strength of particular economies and dental markets. Although the Company currently uses and may in the future use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company.

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
•potentially adverse tax consequences; and
•trade policy changes

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

During 2017 and 2018 the Company had recorded an aggregate of $3.3 billion in charges for the impairment of certain businesses:

•In connection with the Company’s April 30, 2017 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company recorded a $1,092.9 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center equipment businesses. In addition, the Company tested the indefinite-lived intangible assets related to the CAD/CAM and Imaging businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $79.8 million for the three months ended June 30, 2017.

•In preparing the financial statements for the year ended December 31, 2017, the Company identified a triggering event and recorded a $558.0 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center businesses. In addition, the Company tested the indefinite-lived intangible assets related to these businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $266.9 million for the three months ended December 31, 2017.

•In connection with the Company’s April 30, 2018 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2018, the Company recorded a $1,085.8 million non-cash goodwill impairment charge associated with the CAD/CAM and Imaging equipment businesses and the Orthodontics business. In addition, the Company tested the indefinite-lived intangible assets related to the equipment businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $179.2 million for the three months ended June 30, 2018.

These charges resulted from changes in the Company’s estimates of discounted cash flows which, in turn, resulted from changes in management’s assumptions such as future revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the Company’s current estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. Additionally, valuations and impairments that are not complete, accurate, timely or appropriately recorded could result in potential financial misstatements and delays in impairment analysis.

See Note 10, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Part IV, Item 8, of this Form 10-K.

Changes in the Company’s credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company's credit ratings have fluctuated from time to time, and future adverse changes in our credit ratings or disruptions in the credit markets may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including our access to the unsecured borrowing market. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, would adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

The Company’s results could be negatively impacted by a natural disaster or similar event.

The Company operates in more than 120 countries and its and its suppliers’ manufacturing facilities are located in multiple locations around the world. Any natural or other disaster in such a location could result in serious harm to the Company’s business and consolidated statements of operations. Any insurance maintained by the Company may not be adequate to cover losses resulting from such disasters or other business interruptions, and emergency response plans may not be effective in preventing or minimizing losses in the future. For example, in December 2019, a strain of coronavirus surfaced in China. At this point, the extent to which the coronavirus may impact the Company financial results is uncertain.

The Company’s quarterly operating results and market price for the Company’s common stock may continue to be volatile.

Dentsply Sirona experiences significant fluctuations in quarterly sales and earnings due to a number of factors, some of which are substantially outside of the Company’s control, including but not limited to:

•the execution of the Company’s restructuring plan;
•the complexity of the Company’s organization;
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

As a result, the Company may fail to meet the expectations of investors and securities analysts, which could cause its stock price to decline. Quarterly fluctuations generally result in net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes early in the fourth quarter or beginning of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Net sales and operating profits generally have been lower in the first and third quarters, primarily due not only to increased sales in the quarters preceding these quarters, but also due to the impact of holidays and vacations, particularly throughout Europe.

Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

As a company with international operations, we are subject to income taxes, as well as non-income-based taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable at the time made, the actual outcome could differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in interpretations of tax laws.

Our corporate structure, which is subject to modification, is intended to enhance our operational and financial efficiency and increase our overall profitability. The tax authorities of the countries in which we operate may challenge our methodologies for transfer pricing which could increase our effective tax rate (and such increase may be material). In addition, certain governments are considering, and may adopt, tax reform measures that could significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate (and such increase may be material) and impact our financial position.

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

With respect to acquisitions and dispositions of assets and businesses, the Company may not achieve expected returns and other benefits associated with business combinations as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, the Company may not achieve anticipated synergies from related integration activities. For example, following the merger of DENTSPLY International Inc. and Sirona Dental Systems, Inc. in 2016, the combined Company recorded an aggregate of $3.3 billion in charges for the impairment of certain businesses and in 2018 announced significant cost reduction and restructuring efforts.

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

Certain dental specialty products and dental equipment and related products that support discretionary dental procedures may be susceptible to unfavorable changes in economic conditions. Decreases in consumer discretionary spending could negatively affect the Company's business and result in a decline in sales and financial performance.

Dentsply Sirona has a significant amount of indebtedness. A breach of the covenants under Dentsply Sirona’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

The Company has debt securities outstanding of approximately $1.4 billion. Dentsply Sirona also has the ability to incur up to $700.0 million of indebtedness under the revolving credit facility, as discussed below, and may incur significantly more indebtedness in the future.

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

The Company may not be able to repay its outstanding debt in the event that it does not generate sufficient cash flow to service its debts and cross default provisions may be triggered due to a breach of loan covenants.

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

Additionally, Dentsply Sirona’s existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. Any breach of any such covenants or restrictions, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense, would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross-default provisions, would entitle Dentsply Sirona’s other lenders to accelerate their loans. Dentsply Sirona may not be able to meet its obligations under its outstanding indebtedness in the event that any cross-default provisions are triggered or to the extent that no other parties are willing to extend financing.

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

The U.S. government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise Dentsply Sirona’s marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the U.S. Physician Payment Sunshine Act and similar foreign laws, rules, regulations, self-regulatory codes, circulars and orders, such as France’s Loi Bertrand and rules issued by Denmark’s Health and Medicines Authority, the general public and government officials will be provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned
Sarasota, Florida (1)	Manufacture of orthodontic accessory products	Owned
Waltham, Massachusetts (1)	Manufacture and distribution of dental implant products	Leased
Long Island City, New York (1)	Manufacture of dental equipment products	Leased
Lancaster, Pennsylvania (3)	Distribution of dental consumable and dental equipment products	Leased
York, Pennsylvania (2)	Manufacture of small dental equipment and preventive dental products	Owned
Johnson City, Tennessee (2)	Manufacture and distribution of endodontic instruments and materials	Leased
Richardson, Texas (1)	Manufacture of orthodontic products	Leased

Foreign:
Pirassununga, Brazil (2)	Manufacture and distribution of artificial teeth	Owned
Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned
Hanau, Germany (1) (2)	Manufacture and distribution of precious metal dental alloys, dental ceramics and dental implant products	Owned
Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned
Munich, Germany (2)	Manufacture and distribution of endodontic instruments and materials	Owned
Bar Lev Industrial Park, Israel (1)	Manufacture and distribution of dental implant products	Owned/Leased
Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased
Otawara, Japan (1) (2)	Manufacture and distribution of precious metal dental alloys, dental consumable products and orthodontic products	Owned
Venlo, Netherlands (3)	Distribution of dental consumable products	Leased
Mölndal, Sweden (1)	Manufacture and distribution of dental implant products and healthcare consumable products	Owned
Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic instruments, plastic components and packaging material	Owned
Ankara, Turkey (1)	Manufacture and distribution of healthcare consumable products	Owned
1.These properties are included in the Technologies & Equipment segment.
2.These properties are included in the Consumables segment.
3.This property is a distribution warehouse not managed by named segments.

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

The Company also leases its worldwide headquarters located in Charlotte, North Carolina.

Item 3. Legal Proceedings

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 20, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” Approximately 110,109 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 255 holders of record of the Company’s common stock.

Stock Repurchase Program

At December 31, 2019, the Company had authorization to purchase $1.0 billion shares of common stock under the share repurchase program and has $489.8 million remaining under this program. Share repurchases will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. During the quarter ended December 31, 2019, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

October 1, 2019 to October 31, 2019	—	$—	$—	$589.8
November 1, 2019 to November 30, 2019	1.2	56.53	65.0	524.8
December 1, 2019 to December 31, 2019	0.6	57.36	35.0	489.8
	1.8	$56.82	$100.0

For the year ended December 31, 2019, the Company purchased approximately 4.8 million shares at a cost of $260.0 million for an average price of $54.18.

Performance Graph

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.'s common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
12/14
12/15
12/16
12/17
12/18
12/19
DENTSPLY SIRONA Inc.
S&P 500
S&P Health Care

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
DENTSPLY SIRONA Inc.	100.00	114.85	109.52	125.57	71.58	109.62
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Health Care	100.00	106.89	104.01	126.98	135.19	163.34

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

	Year ended December 31,
	2019	2018 (a)	2017	2016 (b)	2015

Statements of Operations Data:
Net sales	$4,029.2	$3,986.3	$3,993.4	$3,745.3	$2,674.3
Net sales, excluding precious metal content (c)	3,988.1	3,949.1	3,952.9	3,681.0	2,581.5
Gross profit	2,165.1	2,067.8	2,188.5	2,000.9	1,517.2
Goodwill impairment	—	1,085.8	1,650.9	—	—
Restructuring and other costs	80.7	221.0	425.2	23.2	64.7
Operating income (loss)	360.9	(958.1)	(1,562.3)	454.7	375.2
Income (loss) before income taxes	345.4	(958.4)	(1,603.5)	440.9	329.7
Net income (loss)	263.1	(1,010.9)	(1,550.3)	431.4	251.1
Net income (loss) attributable to Dentsply Sirona	$262.9	$(1,011.0)	$(1,550.0)	$429.9	$251.2

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	1.18	(4.51)	(6.76)	1.97	1.79
Diluted	1.17	(4.51)	(6.76)	1.94	1.76

Cash dividends declared per common share	0.375	0.350	0.350	0.310	0.290

Weighted Average Common Shares Outstanding:
Basic	223.1	224.3	229.4	218.0	140.0
Diluted	224.4	224.3	229.4	221.6	142.5

Balance Sheet Data:
Cash and cash equivalents	404.9	309.6	320.6	383.9	284.6
Property, plant and equipment, net	802.4	870.6	876.0	799.8	558.8
Goodwill and other intangibles, net	5,572.8	5,851.6	7,339.9	8,909.6	2,588.3
Total assets	8,602.9	8,687.0	10,374.5	11,555.8	4,402.9
Total long term debt, current and long-term portions (d)	1,433.3	1,575.5	1,620.8	1,522.1	1,150.2
Equity	5,094.9	5,133.0	6,627.9	8,125.9	2,339.4
Return on average equity	5.1%	NM	NM	8.2%	10.8%
Total net debt to total capitalization (e)	16.8%	20.8%	16.6%	12.4%	27.1%

Other Data:
Depreciation and amortization	$322.8	$330.8	$316.4	$271.7	$122.9
Cash flows from operating activities	632.8	499.8	601.9	563.4	497.4
Capital expenditures	122.9	182.5	144.3	125.0	72.0
Interest expense (income), net	27.0	35.2	35.9	33.9	53.7
Inventory days	116	124	131	113	110
Receivable days	62	59	61	58	54
Effective tax rate	23.8%	NM	3.3%	2.2%	23.4%
NM - Not meaningful
(a) The Company adopted Accounting Standard Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") effective January 1, 2018, using the modified retrospective method to contracts which were not completed as of December 31, 2017. Results for the years ended December 31, 2017, 2016, and 2015 are accounted for in accordance with the accounting standards in effect during those years.
(b) Includes the results of the Sirona merger from February 29, 2016 through December 31, 2016. Information prior to February 29, 2016 refers to DENTSPLY International Inc. only.
(c) The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure.
(d) Total debt amounts shown are net of deferred financing costs, including financing leases.
(e) The Company defines net debt as total debt, including current and long-term portions less deferred financing costs, less cash and cash equivalents. Total capitalization is defined as the sum of net debt plus equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Items 8 of this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I, Item 1, “Business- Forward-Looking Statements and Associated Risks” in the beginning of this Form 10-K. The MD&A includes the following sections:

•Business - a general description of Dentsply Sirona’s business and how performance is measured;
•Results of Operations - an analysis of the Company’s consolidated results of operations for the three years presented in the Consolidated Financial Statements;
•Critical Accounting Judgements and Policies - a discussion of accounting policies that require critical judgments and estimates; and
•Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; and aggregate contractual obligations.

2019 Operational Highlights

•For the year ended December 31, 2019, net sales increased 1.1% compared to the year ended December 31, 2018. Net sales were negatively impacted by approximately 3.3% due to the strengthening of the U.S. dollar over the prior period. Net sales, on an internal sales growth basis (a non-US GAAP measure as defined under the heading "Principal Measurements" below), increased 5.7% for the year ended December 31, 2019 as compared to December 31, 2018.

•For the year ended December 31, 2019, the Company reported net income attributable to Dentsply Sirona of $262.9 million as compared to the net loss attributable to Dentsply Sirona of $1,011.0 million for the year ended December 31, 2018. The Company reported net earnings per share of $1.17 per share compared to a net loss per share of $4.51 in the prior year. On an adjusted basis (a non-US GAAP measure as defined under the heading “Net Income attributable to Dentsply Sirona” below), full year 2019 net income increased $95.4 million or 21.0% compared to the prior year and earnings per diluted share increased 22.0% to $2.45 from $2.01 in the prior year.

•For the year ended December 31, 2019, cash from operations was $632.8 million as compared to $499.8 million in the prior year ended.

•During the year, the Company continued to execute on the restructuring plan that was announced in November 2018. Under this plan, the Company is undergoing a restructuring to drive revenue growth, margin expansion and to simplify its organization.

Company Profile

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 133-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment and Consumables.

The Technologies & Equipment segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic clear aligner products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

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

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted to the U.S. dollar using local currency foreign exchange rates for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal sales growth" as constant currency sales growth excluding the impacts of net acquisitions and divestitures and discontinued products.

Business Drivers

The primary drivers of internal sales growth include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short term basis, changes in strategy or distributor inventory levels can impact the Company's internal sales growth.

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

In connection with these initiatives, the Board of Directors of the Company approved a plan to restructure the Company’s business to drive revenue growth and margin expansion and to simplify the organization, with the understanding that the restructuring plan may continue to evolve as the Company progresses through the continued planning and execution of the plan. The plan includes a restructuring of the business through streamlining the organization and consolidating functions. The restructuring plan anticipates a net reduction in the Company’s global workforce of approximately 6% to 8% from the November 2018 levels, and the Company will consult with employee representation in connection with the execution of the restructuring plan where required. The Company's goal is that the restructuring will result in annualized revenue growth of 3% to 4%, an adjusted operating income margin of 20% by the end of the year 2020, an adjusted operating income margin of 22% by the year 2022 and $200 million to $225 million in net annual cost savings by 2021. As of December 31, 2019, the Company has achieved savings of approximately $88 million and headcount reduction of approximately 7%. The Company expects to incur approximately $275 million in one-time expenditures and charges. For the year ended December 31, 2019, the Company has recorded expenses and charges of approximately $192 million related to this restructuring plan, of which, approximately $73 million were non-cash charges. There can be no assurance that the cost reductions and results will be achieved.

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

In 2018 and 2017 the Company was impacted by the transition in distribution strategy with Patterson and Henry Schein. In 2017, the Company signed new distribution agreements with Patterson and Henry Schein for the Company’s equipment products. The Company shipped initial stocking orders for the equipment products to Henry Schein under the agreements primarily in the second and third quarters of 2017 which resulted in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories associated with these agreements negatively impacted the Company’s reported sales growth for the year ended December 31, 2018 by approximately $127 million. Based on the Company’s estimate, distributor inventories increased for the year ended December 31, 2017 by approximately $27 million as compared to a decrease of approximately $100 million for the full year 2018. For more information about the drivers of our business and related risks, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors."

Impact of Foreign Currencies

Due to the Company’s significant international presence, movements in foreign currency exchange may impact the Consolidated Statements of Operations. With approximately two-thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S.

Reclassification of Prior Year Amounts

For the year ended December 31, 2019, certain reclassifications have been made to data for the years ended December 31, 2018 and 2017 in order to conform to the current year presentation. Specifically, during the three months ended March 31, 2019, the Company moved the dental laboratory business into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS

2019 Compared to 2018

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

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted at the U.S. dollar to local currency foreign exchange rate for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal sales growth" as constant currency sales growth excluding the impacts of precious metals, net acquisitions and divestitures and discontinued products.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales comprises of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$4,029.2	$3,986.3	$42.9	1.1%
Less: Precious metal content of sales	41.1	37.2	3.9	10.5%
Net sales, excluding precious metal content	$3,988.1	$3,949.1	$39.0	1.0%

Reported net sales of $4,029.2 million increased by 1.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, of $3,988.1 million, increased by 1.0% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, were impacted by a 3.3% unfavorable currency impact, resulting from the strengthening of the U.S. dollar. The divestitures of non-strategic businesses and discontinued products reduced reported sales growth by 1.6%. On an internal sales growth basis, excluding the impact of currency, divestitures and discontinued products, net sales increased 5.7% which was attributable to the Technologies & Equipment segment, partially offset by lower Consumables revenues.

Key drivers of the internal sales growth for the year ended December 31, 2019 were strong growth in Digital Dentistry and positive performance in Equipment & Instruments and Healthcare, partially offset by declines in Consumables. The year ended December 31, 2018 included an estimated decrease in inventory within the Technologies & Equipment segment held at certain distributors of approximately $100 million.

The impact of divestitures of non-strategic product lines negatively impacted reported net sales by approximately $72 million for the full year of 2019.

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content were as follows:

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net sales	$4,029.2	$3,986.3	$42.9	1.1%
Less: precious metal content of sales	41.1	37.2	3.9	10.5%
Net sales, excluding precious metal content	$3,988.1	$3,949.1	$39.0	1.0%
Acquisition related adjustments (a)	—	6.4	(6.4)	NM
Non-US GAAP, net sales, excluding precious metal content	$3,988.1	$3,955.5	$32.6	0.8%
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region were as follows:

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

United States	$1,367.2	$1,269.2	$98.0	7.7%

Europe	1,581.9	1,637.2	(55.3)	(3.4%)

Rest of World	1,039.0	1,042.7	(3.7)	(0.4%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region were as follows:

	Year Ended December 31, 2019
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,372.9	$1,614.0	$1,042.3	$4,029.2
Less: precious metal content of sales	5.7	32.1	3.3	41.1
Net sales, excluding precious metal content	$1,367.2	$1,581.9	$1,039.0	$3,988.1

	Year Ended December 31, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,274.3	$1,665.9	$1,046.1	$3,986.3
Less: precious metal content of sales	5.1	28.7	3.4	37.2
Net sales, excluding precious metal content	$1,269.2	$1,637.2	$1,042.7	$3,949.1
Acquisition related adjustments (a)	6.4	—	—	6.4
Non-US GAAP, net sales, excluding precious metal content	$1,275.6	$1,637.2	$1,042.7	$3,955.5
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

United States

Reported net sales of $1,372.9 million, increased by 7.7% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, of $1,367.2 million, increased by 7.7% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The year ended December 31, 2018 included an estimated decrease of approximately $100 million in inventory held at certain distributors as discussed above. The divestitures of non-strategic businesses and discontinued products reduced reported sales growth by 1.7%. On an internal sales growth basis, excluding the impact of currency, divestitures and discontinued products, net sales increased by 9.0%, which was driven by the Technologies & Equipment segment, partially offset by lower Consumables segment revenues.

Europe

Reported net sales of $1,614.0 million, decreased by 3.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, of $1,581.9 million decreased by 3.4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, were impacted by a 5.3% unfavorable currency impact due to the strengthening of the U.S. dollar. The divestitures of non-strategic businesses and discontinued products reduced reported sales growth by 0.9%. On an internal sales growth basis, excluding the impact of currency, divestitures and discontinued products, net sales increased by 2.8%, which was driven by the Technologies & Equipment segment, while the Consumables segment revenue remained relatively flat.

Rest of World

Reported net sales of $1,042.3 million, decreased by 0.4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, of $1,039.0 million, decreased by 0.4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, were impacted by a 4.2% unfavorable currency impact due to the strengthening of the U.S. dollar. The divestitures of non-strategic businesses and discontinued products reduced reported sales growth by 2.5%. On an internal sales growth basis, excluding the impact of currency, divestitures and discontinued products, net sales increased by 6.3%, which was driven primarily by the Technologies & Equipment segment while the Consumables segment revenues were slightly positive.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Gross profit	$2,165.1	$2,067.8	$97.3	4.7%

Gross profit as a percentage of net sales, including precious metal content	53.7%	51.9%
Gross profit as a percentage of net sales, excluding precious metal content	54.3%	52.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 190 basis points for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in the gross profit rate was primarily driven by cost savings initiatives including headcount reductions, the reclassification of $18.1 million of expenses to SG&A, see Item 8, Note 21, Quarterly Financial Information, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K for further details, and the benefit from divesting non-strategic businesses with a lower gross profit rate as compared to the year ended December 31, 2018.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,723.5	$1,719.1	$4.4	0.3%
Goodwill impairment	—	1,085.8	(1,085.8)	NM
Restructuring and other costs	80.7	221.0	(140.3)	NM

SG&A as a percentage of net sales, including precious metal content	42.8%	43.1%
SG&A as a percentage of net sales, excluding precious metal content	43.2%	43.5%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including R&D expenses, as a percentage of net sales, excluding precious metal content, for the year ended December 31, 2019 decreased 30 basis points compared to the year ended December 31, 2018. The lower rate was driven primarily by higher sales, the favorable rate impact as a result of divesting non-strategic businesses, and cost saving initiatives all of which impacted the rate by approximately 280 basis points as compared to the year ended December 31, 2018. These favorable impacts were mostly offset by higher incentive compensation costs of approximately $52 million, the reclassification of $18.1 million of expenses from gross profit, see Item 8, Note 21, Quarterly Financial Information, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K for further details, and $11.0 million related to certain executive severance costs as compared to the year ended December 31, 2018.

Goodwill Impairment

For the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million, related to two reporting units in the Technologies & Equipment segment. For further information see Item 8, Note 10, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $80.7 million for the year ended December 31, 2019 as compared to $221.0 million for the year ended December 31, 2018. The Company recorded $33.5 million in net restructuring costs during the year ended December 31, 2019 compared to $32.1 million in net restructuring costs during the year ended December 31, 2018.

During the year ended December 31, 2019, the Company recorded other costs of $47.2 million which consisted of fixed asset impairment charges of $32.8 million and impairment charges of $9.1 million related to impairments of both indefinite-lived and definite-lived intangible assets. These impairment charges are related to discontinued product lines.

During the year ended December 31, 2018, the Company recorded other costs of $188.9 million which consisted of impairment charges of $179.2 million and $9.7 million primarily related to legal settlements. For further information on the impairment charges, see Item 8, Note 10, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Net interest expense	$27.0	$35.2	$(8.2)	(23.3%)
Other expense (income), net	(11.5)	(34.9)	23.4	NM
Net interest and other expense	$15.5	$0.3	$15.2
NM - Not meaningful

Net Interest Expense

Net interest expense for the year ended December 31, 2019 decreased $8.2 million as compared to the year ended December 31, 2018. The Company maintained lower average debt levels during the year ended December 31, 2019 when compared to the prior year resulting in lower net interest expense.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2019 increased $23.4 million compared to the year ended December 31, 2018. Other expense (income), net for the year ended December 31, 2019 includes foreign exchange gains of $26.9 million, primarily on net investment hedges, offset by the non-operating losses of $15.4 million related to the divestitures of non-strategic businesses. Other expense (income), net for the year ended December 31, 2018 includes other non-operating income of $40.7 million, primarily from a gain of $44.1 million from the sale of marketable securities, partially offset by $5.8 million of foreign exchange loss.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share data and percentages)	2019	2018	$ Change

Provision (benefit) from income taxes	$82.3	$52.5	$29.8

Effective income tax rate	23.8%	NM

Net income (loss) attributable to Dentsply Sirona	$262.9	$(1,011.0)	$1,273.9

Net income (loss) per common share - diluted	$1.17	$(4.51)
NM - Not meaningful

Provision for Income Taxes

For the year ended December 31, 2019, income taxes were a net expense of $82.3 million. During the year ended December 31, 2019, the Company recorded the following discrete tax items: $4.1 million of excess tax benefit related to employee share-based compensation, tax expense of $0.2 million related to enacted statutory rate changes, tax expense of $9.1 million for other discrete tax matters, and tax benefit of $4.3 million related to valuation allowance on foreign tax credits and other deferred tax assets. The Company also recorded a $10.3 million tax benefit as a discrete item related to the fixed asset impairment charge, $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge and $1.0 million tax benefit related to the definite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.3%

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets. However, the Company has outlined its global business improvement plans, and the benefits of these plans could give rise to a change of the valuation allowance in the next 12 months.

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

Further information regarding the details of income taxes is presented in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,575.2 million at December 31, 2019 and $1,137.2 million at December 31, 2018. The Act imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

For the GILTI provision of the Act, the Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

The U.S. Department of the Treasury continues to issue interpretative guidance and regulations associated with the Act.

Net Income (Loss) attributable to Dentsply Sirona

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to Dentsply Sirona and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted non-US GAAP net income to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to intangible assets either purchased or acquired through a business combination. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

Adjusted non-US GAAP net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted non-US GAAP net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

The adjusted non-US GAAP net income consists of net income attributable to Dentsply Sirona adjusted to exclude the following:

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

Adjusted EPS is calculated by dividing adjusted non-US GAAP net income by diluted weighted-average common shares outstanding. The "adjusted EPS" and "adjusted non-US GAAP net income" measurements are not calculated in accordance with accounting principles generally accepted in the United States; therefore, these items represent non-US GAAP measures. These non-US GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

	Year Ended December 31, 2019
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$262.9	$1.17
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	189.6
Restructuring program related costs and other costs	183.3
Business combination related costs and fair value adjustments	9.5
Credit risk and fair value adjustments	5.3
Tax impact of the pre-tax non-US GAAP adjustments (a)	(101.7)
Subtotal non-US GAAP adjustments	$286.0	$1.28
Income tax related adjustments	1.0	—
Adjusted non-US GAAP net income	$549.9	$2.45

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

For the year ended December 31, 2019, the following table presents the details of the "Restructuring program and related costs and other costs" line item of the above table and the affected line item in the Consolidated Statements of Operations:

(in millions)	Asset Impairments	Separation Costs Related to Executives	Sale or Discontinuation of Non-Strategic Business or Product Lines	Costs Related to Restructuring Plans	Professional Services Costs	Incentive Compensation	Other	Total

Cost of products sold	$—	$—	$24.0	$—	$—	$—	$1.3	$25.3
SG&A	—	9.6	10.8	—	40.0	15.1	3.0	78.5
Restructuring and other costs	41.7	—	0.8	32.2	—	—	6.0	80.7
Interest expense, Interest income, and Other expense (income), net	—	—	(6.9)		—	—	5.7	(1.2)
Total	$41.7	$9.6	$28.7	$32.2	$40.0	$15.1	$16.0	$183.3

	Year End December 31, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,011.0)	$(4.51)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,353.1
Amortization of purchased intangible assets	197.9
Business combination related costs and fair value adjustments	22.8
Credit risk and fair value adjustments	14.5
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(130.2)
Subtotal non-US GAAP adjustments	$1,414.0	$6.26
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.23
Income tax related adjustments	51.5	0.03
Adjusted non-US GAAP net income	$454.5	$2.01

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the year ended December 31, 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.

Shares used in calculating diluted GAAP net loss per share		224.3
Shares used in calculating diluted non-US GAAP net income per share.		226.0

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

	Year Ended December 31, 2019
(in millions, except percentages)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income	$360.9	9.0%
Amortization of purchased intangible assets	189.6	4.8%
Restructuring program related costs and other costs	184.5	4.6%
Business combination related costs and fair value adjustments	7.1	0.2%
Adjusted non-US GAAP Operating Income	$742.1	18.6%

	Year Ended December 31, 2018
(in millions, except percentages)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss	$(958.1)	(24.3%)
Restructuring program related costs and other costs	1,353.1	34.3%
Amortization of purchased intangible assets	197.9	5.0%
Business combination related costs and fair value adjustments	21.3	0.5%
Adjusted non-US GAAP Operating Income	$614.2	15.5%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$2,283.2	$2,167.7	$115.5	5.3%

Consumables	1,704.9	1,781.4	(76.5)	(4.3%)

Segment Operating Income	Year Ended December 31,
(in millions, except percentages)	2019	2018	$ Change	% Change

Technologies & Equipment	$431.4	$277.9	$153.5	55.2%

Consumables	437.1	459.9	(22.8)	(5.0%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment were as follows:

	Year Ended December 31, 2019
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,283.2	$1,746.0	$4,029.2
Less: precious metal content of sales	—	41.1	41.1
Net sales, excluding precious metal content	$2,283.2	$1,704.9	$3,988.1

	Year Ended December 31, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,167.7	$1,818.6	$3,986.3
Less: precious metal content of sales	—	37.2	37.2
Net sales, excluding precious metal content	$2,167.7	$1,781.4	$3,949.1
Acquisition related adjustments (a)	6.4	—	6.4
Non-US GAAP net sales, excluding precious metal content	$2,174.1	$1,781.4	$3,955.5
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards.

Technologies & Equipment

Reported net sales of $2,283.2 million, increased by 5.3% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales were impacted by a 3.5% unfavorable currency impact, resulting from the strengthening of the U.S. dollar. The divestitures of non-strategic businesses and discontinued products reduced reported sales growth by 3.0%. On an internal sales growth basis, excluding the impact of currency, divestitures and discontinued products, net sales increased by 11.5%, with all three major geographic regions experiencing positive sales growth.

Key drivers of the internal sales growth for the year ended December 31, 2019, were strong growth in Digital Dentistry, increases in Equipment & Instruments, and positive Healthcare performance. The growth in Digital Dentistry was significantly driven by new product sales in the CAD/CAM business.

The year ended December 31, 2018 included an estimated decrease in inventory held at certain distributors of approximately $100 million which impacted the Digital Dentistry and Equipment & Instruments businesses.

Operating income increased $153.5 million or 55.2% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in operating income was primarily related to higher sales and costs savings initiatives, partially offset by higher selling expenses and incentive compensation costs, compared to the year ended December 31, 2018.

Consumables

Reported net sales of $1,746.0 million, decreased by 4.0% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, of $1,704.9 million, decreased by 4.3% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net sales, excluding precious metal content, were impacted by a 3.0% unfavorable currency impact, resulting from the strengthening of the U.S. dollar. On an internal sales growth basis, excluding the impact of currency, net sales, excluding precious metal content, decreased 1.3% which was primarily driven by the U.S. region, partially offset by the Rest of World region.

Key drivers of the decline in internal sales growth for the year ended December 31, 2019, were the Laboratory and Endodontic businesses partially offset by growth in the Restorative business.

Operating income decreased $22.8 million or 5.0% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in operating income was primarily related to lower sales, unfavorable manufacturing variances, and the impact of higher incentive compensation costs, partially offset by cost savings initiatives and favorable product pricing.

RESULTS OF OPERATIONS

2018 Compared to 2017

Net Sales

	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Net sales	$3,986.3	$3,993.4	$(7.1)	(0.2%)
Less: Precious metal content of sales	37.2	40.5	(3.3)	(8.1%)
Net sales, excluding precious metal content	$3,949.1	$3,952.9	$(3.8)	(0.1%)

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

For the year ended December 31, 2018, net sales, excluding precious metal content, decreased 1.3% on a constant currency basis. This includes a benefit of 0.5% from net acquisitions which leads to negative internal sales growth of 1.8%. Net sales, excluding precious metal content, were positively impacted by approximately 1.3% due to the weakening of the U.S. dollar over the prior year period. The negative internal sales growth was attributable to the Technologies & Equipment segment, partially offset by the Consumables segment.

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, for the years ended December 31, 2018 and 2017, respectively, were as follows:

	December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Net sales	$3,986.3	$3,993.4	$(7.1)	(0.2%)
Less: precious metal content of sales	37.2	40.5	(3.3)	(8.1%)
Net sales, excluding precious metal content	$3,949.1	$3,952.9	$(3.8)	(0.1%)
Acquisition/merger related adjustments (a)	6.4	4.0	2.4	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$3,955.5	$3,956.9	$(1.4)	(0.1%)
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

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by geographic region for the year ended December 31, 2018 and 2017, respectively, were as follows:

	December 31, 2018
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,274.3	$1,665.9	$1,046.1	$3,986.3
Less: precious metal content of sales	5.1	28.7	3.4	37.2
Net sales, excluding precious metal content	$1,269.2	$1,637.2	$1,042.7	$3,949.1
Acquisition related adjustments (a)	6.4	—	—	6.4
Non-US GAAP combined business, net sales, excluding precious metal content	$1,275.6	$1,637.2	$1,042.7	$3,955.5
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-U.S. GAAP combined business results comparable.

	December 31, 2017
(in millions)	United States	Europe	Rest of World	Total

Net sales	$1,372.5	$1,606.2	$1,014.7	$3,993.4
Less: precious metal content of sales	5.7	31.0	3.8	40.5
Net sales, excluding precious metal content	$1,366.8	$1,575.2	$1,010.9	$3,952.9
Merger related adjustments (a)	4.0	—	—	4.0
Non-US GAAP combined business, net sales, excluding precious metal content	$1,370.8	$1,575.2	$1,010.9	$3,956.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-US GAAP results comparable.

United States

Reported net sales decreased by 7.2% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Reported net sales, excluding precious metal content, decreased by 7.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in net sales, excluding precious metal content, was unfavorably impacted, based on the Company’s estimate, by approximately $127 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at two distributors in the United States related to the transition in distribution strategy as discussed above. Based on the Company's estimate, distributor inventories increased for the year ended December 31, 2017 by approximately $27 million as compared to a decrease of approximately $100 million for the full year 2018.

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

For the year ended December 31, 2018, net sales, excluding precious metal content, were increased 0.3% on a constant currency basis offset by a benefit of 0.3% from net acquisitions. Internal sales growth was led by the Consumables segment, offset by the negative internal sales growth in the Technologies & Equipment segment.

Rest of World

Reported net sales increased by 3.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Reported net sales, excluding precious metal content, increased by 3.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

For the year ended December 31, 2018, net sales, excluding precious metal content, increased 3.8% on a constant currency basis. This includes a benefit of 0.4% from net acquisitions, which results in internal sales growth of 3.4%. The internal sales growth in this region was driven by growth in both the Technologies & Equipment and Consumables segment.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Gross profit	$2,067.8	$2,188.5	$(120.7)	(5.5%)
Gross profit as a percentage of net sales, including precious metal content	51.9%	54.8%
Gross profit as a percentage of net sales, excluding precious metal content	52.4%	55.4%

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

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,719.1	$1,674.7	$44.4	2.7%
Goodwill impairment	1,085.8	1650.9	(565.1)	(34.2%)
Restructuring and other costs	221.0	425.2	(204.2)	NM
SG&A as a percentage of net sales, including precious metal content	43.1%	41.9%
SG&A as a percentage of net sales, excluding precious metal content	43.5%	42.4%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including R&D expenses, as a percentage of net sales, excluding precious metal content, for the year ended December 31, 2018 increased 110 basis points compared to the year ended December 31, 2017.The higher rate was primarily driven by increased compensation costs and selling and marketing expenses as compared to the year ended December 31, 2017.

Goodwill impairment

For the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $1,085.8 million related to two reporting units in the Technologies & Equipment segment. For the year ended December 31, 2017, the Company recorded a goodwill impairment charge of $1,650.9 million, related to two reporting units in the Technologies & Equipment segment. For further information see Note 10, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $221.0 million for the year ended December 31, 2018 compared to $425.2 million for the year ended December 31, 2017. The Company recorded $32.1 million in net restructuring costs during the year ended December 31, 2018 compared to $55.4 million in net restructuring costs during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company recorded other costs of $188.9 million which consisted of impairment charges of $179.2 million and $9.7 million primarily related to legal settlements. For further information on the impairment charges, see Note 10, Goodwill and Intangible Assets, and Note 20, Commitments and Contingencies, each in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

During the year ended December 31, 2017, the Company recorded other costs of $369.8 million which consisted of impairment charges of $346.7 million and legal settlements of $23.1 million.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Net interest expense	$35.2	$35.9	$(0.7)	(1.9%)
Other expense (income), net	(34.9)	5.3	(40.2)	NM
Net interest and other expense	$0.3	$41.2	$(40.9)
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

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share data and percentages)	2018	2017	$ Change

Provision (benefit) for income taxes	$52.5	$(53.2)	$105.7

Effective income tax rate	NM	3.3%

Net loss attributable to Dentsply Sirona	$(1,011.0)	$(1,550.0)	$539.0

Net loss per common share - diluted	$(4.51)	$(6.76)
NM - Not meaningful

Provision for Income Taxes

For the year ended December 31, 2018, income taxes were a net expense of $52.5 million. During the year ended December 31, 2018, the Company recorded the following discrete tax items: $4.3 million of excess tax benefit related to employee share-based compensation, tax benefit of $3.3 million related to enacted statutory rate changes, tax expense of $8.3 million for other discrete tax matters, $4.1 million tax benefit related to U.S. tax reform, and tax expense of $54.8 million related to valuation allowance on foreign tax credits and other deferred tax assets. The Company also recorded a $50.4 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge, $1.1 million for the fixed asset impairment charge, and $3.3 related to tax-deductible goodwill for the twelve months ended December 31, 2018. In addition, the Company also recorded $2.5 million of tax expense as a discrete item related to the gain on sale of marketable securities. Excluding these discrete tax items and adjusting pretax income for the gain on the sale of marketable securities, net of tax and adjusting for the pretax loss related to the impairment of indefinite-lived intangible assets, and tax deductible and nondeductible goodwill impairment charges, the Company’s effective tax rate was 20.0%.

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

Further information regarding the details of income taxes is presented in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,137.2 million at December 31, 2018 and $1,071.1 million at December 31, 2017. The Act imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

For the GILTI provision of the Act, the Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

The U.S. Department of the Treasury continues to issue interpretative guidance and regulations associated with the Act.

Net (Loss) Income attributable to Dentsply Sirona

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to Dentsply Sirona and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted non-US GAAP net income to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to intangible assets either purchased or acquired through a business combination. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

Adjusted non-GAAP net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted non-GAAP net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

	Year Ended December 31, 2018
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,011.0)	$(4.51)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	1,353.1
Amortization of purchased intangible assets	197.9
Business combination related costs and fair value adjustments	22.8
Credit risk and fair value adjustments	14.5
Gain on sale of marketable securities	(44.1)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(130.2)
Subtotal non-US GAAP adjustments	$1,414.0	$6.26
Adjustment for calculating non-US GAAP net income per diluted common share (b)		0.23
Income tax related adjustments	51.5	0.03
Adjusted non-US GAAP net income	$454.5	$2.01
(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.
(b) The Company had a net loss for the year ended December 31, 2018, but had net income on a non-US GAAP basis. The shares used in calculating diluted non-US GAAP net income per share includes the dilutive effect of common stock.
Shares used in calculating diluted GAAP net loss per share		224.3
Shares used in calculating diluted non-US GAAP net income per share		226.0

	Year Ended December 31, 2017
(in millions, except per share amounts)	Net (Loss) Income	Per Diluted Common Share

Net loss attributable to Dentsply Sirona	$(1,550.0)	$(6.76)
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	2,119.3
Amortization of purchased intangible assets	189.1
Business combination related costs and fair value adjustments	38.5
Credit risk and fair value adjustments	4.9
Tax impact of the pre-tax non-US GAAP adjustments (a)	(199.8)
Subtotal non-US GAAP adjustments	$2,152.0	$9.26
Adjustments for calculating non-US GAAP net income per diluted common share (b)		0.09
Income tax related adjustments	16.2	0.07
Adjusted non-US GAAP net income	$618.2	$2.66
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

	Year Ended December 31, 2018
(in millions, except percentage of net sales amount)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(958.1)	(24.3%)
Restructuring program related costs and other costs	1,353.1	34.3%
Amortization of purchased intangible assets	197.9	5.0%
Business combination related costs and fair value adjustments	21.3	0.5%
Adjusted non-US GAAP Operating Income	$614.2	15.5%

	Year Ended December 31, 2017
(in millions, except percentage of net sales amounts)	Operating (Loss) Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating loss attributable to Dentsply Sirona	$(1,562.3)	(39.5%)
Restructuring program related costs and other costs	2,119.9	53.6%
Amortization of purchased intangible assets	189.1	4.8%
Business combination related costs and fair value adjustments	37.7	0.9%
Credit risk and fair value adjustments	7.0	0.2%
Adjusted non-US GAAP Operating Income	$791.4	20.0%

Operating Segment Results

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Technologies & Equipment	$2,167.7	$2,202.8	$(35.1)	(1.6%)

Consumables	1,781.4	1,750.1	31.3	1.8%

Segment Operating Income	Year Ended December 31,
(in millions, except percentages)	2018	2017	$ Change	% Change

Technologies & Equipment	$277.9	$393.9	$(116.0)	(29.4%)

Consumables	459.9	495.5	(35.6)	(7.2%)

A reconciliation of reported net sales to non-US GAAP net sales, excluding precious metal content, by segment for the years ended December 31, 2018 and 2017, respectively, were as follows:

	December 31, 2018
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,167.7	$1,818.6	$3,986.3
Less: precious metal content of sales	—	37.2	37.2
Net sales, excluding precious metal content	$2,167.7	$1,781.4	$3,949.1
Acquisition related adjustments (a)	6.4	—	6.4
Non-US GAAP net sales, excluding precious metal content	$2,174.1	$1,781.4	$3,955.5
(a) Represents an adjustment to reflect deferred revenue that was eliminated under business combination accounting standards to make the 2018 and 2017 non-U.S. GAAP results comparable.

	December 31, 2017
(in millions)	Technologies & Equipment	Consumables	Total

Net sales	$2,202.8	$1,790.6	$3,993.4
Less: precious metal content of sales	—	40.5	40.5
Net sales, excluding precious metal content	$2,202.8	$1,750.1	$3,952.9
Merger related adjustments (a)	4.0	—	4.0
Non-US GAAP net sales, excluding precious metal content	$2,206.8	$1,750.1	$3,956.9
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make 2018 and 2017 non-US. GAAP results comparable

Technologies & Equipment

Reported net sales decreased by 1.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Reported net sales, excluding precious metal content, decreased by 35.1 million or 1.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in net sales, excluding precious metal content, was negatively impacted, based on the Company’s estimate, by approximately $127 million as a result of net changes in equipment inventory levels in the current year as compared to the prior year at certain distributors primarily in the United States, that the Company believes is primarily related to the transition in distribution strategy (see “Business Drivers” under this section for further detail). Based on the Company’s estimate, distributor inventories increased for the year ended December 31, 2017 by approximately $27 million as compared to a decrease of approximately $100 million for the full year 2018.

For the year ended December 31, 2018, net sales, excluding precious metal content, decreased 2.7% on a constant currency basis, or negative internal sales growth of 3.4%. The decline in internal sales growth was driven by the U.S., partially offset by internal sales growth in Rest of World region.

The operating income decreased $116.0 million or 29.4% for the year ended December 31, 2018 as compared to 2017. The decrease is primarily the result of the net change in equipment inventory at certain distributors, higher selling and marketing expenses, unfavorable product pricing, as well as unfavorable product mix, partially offset by the benefit of the Company's global efficiency initiatives as compared to the year ended December 31, 2017.

Consumables

Reported net sales increased by 1.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Reported net sales, excluding precious metal content, increased by $31.3 million or 1.8% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

For the year ended December 31, 2018, net sales, excluding precious metal, including acquisition related adjustments, increased 0.3% on a constant currency basis. This is offset by the a benefit of 0.3% from net acquisitions. The internal sales growth was primarily driven by the Rest of World and Europe, entirely offset by a decrease in the United States.

The operating income decreased $35.6 million or 7.2% for the year ended December 31, 2018 as compared to 2017. The decrease is primarily related to higher SG&A costs, including selling and marketing expenses, and unfavorable manufacturing costs, partially offset by the benefit of the Company's global efficiency initiatives as compared to the year ended December 31, 2017.

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

Goodwill and Indefinite-Lived Intangible Assets

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

Impairment Assessment

Assessment of the potential impairment of goodwill and indefinite-lived intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company’s discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. Information with respect to the Company’s significant accounting policies on goodwill and indefinite-lived intangible assets are included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

Effective January 1, 2019, the Company realigned certain businesses between segments resulting in a change from eleven reporting units to five. As a result, the Company transferred goodwill between segments due to these changes. Affected reporting units, including the CAD/CAM and Treatment Center reporting units in the Technologies & Equipment segment, were tested for potential impairment of goodwill before the transfers. The CAD/CAM reporting unit was previously impaired in 2018 and the Treatment Center reporting unit that the Company disclosed in 2018 would not pass a hypothetical 100 basis points increase in the discount rate. These reporting units had a fair value that exceeded book value by approximately 10% and 20%, respectively, at January 1, 2019. No goodwill impairment was identified due to the realignment.

The Company performed the required annual impairment tests of goodwill at April 30, 2019 on five reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as futures expectations.These future expectations include, but are not limited to, new product development and distribution channel changes for the respective reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. The total forecasted cash flows were discounted based on market participant data, which included assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and gross margin percentages of the reporting unit's business. A change in any of these assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations. No goodwill impairment was identified at April 30, 2019.

Indefinite-lived Intangible Assets

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impaired indefinite-lived intangible assets are tradenames and trademarks held within the Equipment and Instrument reporting unit. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2019, which largely consist of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. The assumptions used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions could have a negative impact and result in a future impairment. At April 30, 2019, the Company did not identify any impairment triggers for the indefinite-lived intangible assets.

The indefinite-lived intangible assets held within the CAD/CAM business were previously impaired in 2018 and the indefinite-lived intangible assets held within the Imaging business were impaired in the first quarter of 2019. Had the fair value of these indefinite-lived intangible assets been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2019, the fair value of these assets would still exceed their book value for those assets held within the CAD/CAM business and for the indefinite-lived intangible assets held within the Imaging business the result would be an insignificant impairment. For the Company’s indefinite-lived assets not discussed above, the Company also applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2019, the fair value of these assets would still exceed their book value.

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

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2019, the Company has a valuation allowance of $288.0 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company’s tax positions are subject to ongoing examinations by the tax authorities. The Company operates within multiple taxing jurisdictions throughout the world and in the normal course of business is examined by taxing authorities in those jurisdictions. Adjustments to the uncertain tax positions are recorded when taxing authority examinations are completed, statutes of limitation are closed, changes in tax laws occur or as new information comes to light with regard to the technical merits of the tax position.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2019 were $632.8 million compared to $499.8 million during the year ended December 31, 2018. Net income increased by $1,274.0 million in the period ended December 31, 2019 compared to the prior year, primarily due to the prior year goodwill and indefinite-lived intangible asset impairments. Working capital consumed $9.1 million of operating cash flow in 2019 compared to $4.0 million consumed in 2018. The Company's cash and cash equivalents increased by $95.3 million during the year ended December 31, 2019 to $404.9 million.

For the year ended December 31, 2019, on a constant currency basis, the number of days for sales outstanding in accounts receivable increased by 3 days to 62 days as compared to 59 days in 2018. On a constant currency basis, the number of days of sales in inventory decreased by 8 days to 116 days at December 31, 2019 as compared to 124 days at December 31, 2018.

Cash used in investing activities for the year ended December 31, 2019 included capital expenditures of $122.9 million and cash proceeds from net investment hedges of $40.3 million. The Company expects capital expenditures to be in the range of approximately $140 million to $150 million for the full year 2020.

Cash used in financing activities for the year ended December 31, 2019 was primarily related to dividend payments of $80.9 million, share repurchases of $260.0 million, net repayments of total long-term borrowings of $132.3 million and net repayments of short term borrowings of $68.5 million.

For the year ended December 31, 2019, the Company purchased 4.8 million shares or $260.0 million at an average price of $54.18. Share repurchases will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. As of December 31, 2019 and 2018, the Company held 43.2 million and 41.5 million shares, respectively, of treasury stock. The Company received proceeds of $108.9 million as a result of the exercise of 2.7 million shares of stock options during the year ended December 31, 2019.

Total debt decreased by $221.9 million for the year ended December 31, 2019. Dentsply Sirona's long-term debt, including the current portion at December 31, 2019 and 2018, was $1,433.3 million and $1,575.5 million, respectively. The Company's long-term debt, including the current portion, decreased by a net of $142.2 million during the year ended December 31, 2019. This net change included a net decrease in borrowings of $132.3 million, and a decrease of $9.9 million due to exchange rate fluctuations on debt denominated in foreign currencies. At December 31, 2019, there were no outstanding borrowings and at December 31, 2018, there was $67.8 million in outstanding borrowings under the commercial paper facility.

The Company pre-paid the PNC Term Loan on May 28, 2019 for a total of $131.3 million using cash and short-term commercial paper. The Company repaid its short-term commercial paper that was outstanding at December 31, 2018 of $67.8 million. On June 24, 2019, the Company entered into a Private Placement Note Purchase Agreement ("PPN") to borrow 12.5 billion Japanese yen for a term of 12 years at a coupon of 0.99%. The proceeds were used to repay the 12.5 billion Japanese yen term loan maturing September 30, 2019.

During the year ended December 31, 2019, the Company's ratio of net debt to total capitalization decreased to 16.8% compared to 20.8% at December 31, 2018. Dentsply Sirona defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

The Company has access to a $700.0 million revolving credit facility through July 28, 2024. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At December 31, 2019, there were no outstanding borrowings under the $700 million multi-currency revolving credit facility. The Company had no outstanding borrowings under the commercial paper facility at December 31, 2019.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. These credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of total debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants or ratios would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2019, the Company was in compliance with these covenants.

The Company also has access to $38.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2019, $2.1 million was outstanding under these short-term lines of credit. At December 31, 2019, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $735.9 million.

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, cash payments related to restructuring programs, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities. The Company estimates cash payments related to previously announced restructuring to be in a range from $50 million to $100 million in 2020. The Company's credit facilities are further discussed in Note 13, Financing Arrangements, to the Consolidated Financial Statements in Item 8 of this Form 10-K. As noted in the Company's Consolidated Statements of Cash Flows in Item 8 of this Form 10-K, the Company has continued to generate strong cash flows from operations, which has been used to finance the Company's activities.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At December 31, 2019, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

Off Balance Sheet Arrangements

At December 31, 2019, the Company held $50.0 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements" of this Form 10-K.

Contractual Obligations

The Company's scheduled contractual cash obligations at December 31, 2019 were as follows:

Contractual Obligations	Within 1 Year	Years 1-3	Years 3-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$0.2	$298.7	$79.1	$1,059.8	$1,437.8
Operating leases	47.7	63.8	35.4	30.6	177.5
Interest on long-term borrowings, net of interest rate swap agreements	30.8	61.3	35.2	65.1	192.4
Postemployment obligations	20.3	38.5	39.5	112.8	211.1
Precious metal consignment agreements	50.0	—	—	—	50.0
	$149.0	$462.3	$189.2	$1,268.3	$2,068.8

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2019, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $26.0 million of the unrecognized tax benefit has been excluded from the contractual obligations table above. See Note 15, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company’s policy is to manage interest rates through the use of a combination of fixed and floating rate debt as well as interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company’s exposure on its net investments in subsidiaries denominated in foreign currencies. The Company’s policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

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

At December 31, 2019, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts by approximately $93.8 million.

Interest Rate Risk Management

During the year ended December 31, 2019, the Company early terminated its existing 245.6 million euro cross currency basis swap and entered into a new 263.4 million euro cross currency basis swap maturing in August 2021. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $295.7 million bond coupon from 4.1% to 1.2%.

At December 31, 2019, an increase of 1% in the interest rates on the variable interest rate instruments would not have a significant impact on the Company’s annual interest expense as the Company’s debt portfolio comprises primarily of fixed rate debt at December 31, 2019.

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

At December 31, 2019, the Company had approximately 42,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $50.0 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2019, the average annual rate charged by the consignor banks was 2.3%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2019, 2018, and 2017.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018, and 2017.	139

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Donald M. Casey, Jr.	/s/	Jorge M. Gomez
	Donald M. Casey, Jr.		Jorge M. Gomez
	Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	March 2, 2020		March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of DENTSPLY SIRONA Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for intra-entity transfers of assets other than inventory in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Two reporting units in the Technologies & Equipment segment prior to segment realignment

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.4 billion as of December 31, 2019 and the goodwill associated with the Technologies & Equipment segment was $2.5 billion. Effective January 1, 2019, the Company realigned certain businesses between segments resulting in a change from eleven reporting units to five. As a result, the Company transferred goodwill between segments due to these changes. Affected reporting units, including the CAD/CAM and Treatment Center reporting units in the Technologies & Equipment segment, were tested for potential impairment of goodwill before the transfers. Management conducts an annual impairment test during the second quarter or when indications of potential impairment exist. This impairment assessment includes an evaluation of reporting units, which is an operating segment or one reporting level below the operating segment. Management performs impairment tests using a fair value approach which compares the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. Management uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. Management’s significant assumptions in the discounted cash flow models include, but are not limited to, the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and gross margin percentages of the reporting unit’s business.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the two reporting units in the Technologies & Equipment segment prior to the segment realignment is a critical audit matter are there was significant judgment by management in measuring the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including the weighted average cost of capital and revenue growth rates, which include perpetual revenue growth rates and gross margin percentages. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management, including weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and gross margin percentages. Evaluating management’s assumptions related to revenue growth rates, including perpetual revenue growth rates and gross margin percentages, involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the weighted average cost of capital and perpetual revenue growth rates.

Indefinite-lived Intangible Assets Impairment Assessment – Tradenames and Trademarks for the CAD/CAM and Imaging businesses

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance, consisting of tradenames and trademarks, was $647.9 million as of December 31, 2019. Management conducts an annual impairment test during the Company’s second quarter, or whenever events or circumstances suggest that the carrying amount of the assets may not be recoverable. Management performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, management applies significant judgment to determine key assumptions, including royalty rates and discount rates. The indefinite-lived intangible assets held within the CAD/CAM business were previously impaired in 2018 and the indefinite-lived intangible assets held within the Imaging business were impaired in the first quarter of 2019.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment for the CAD/CAM and Imaging businesses is a critical audit matter are there was significant judgment by management in developing the fair value of the tradenames and trademarks. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures to evaluate management’s significant assumptions, including the royalty rates and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to indefinite-lived intangible assets, including controls over the indefinite-lived intangible asset impairment assessments and related significant assumptions. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the relief from royalty method; and evaluating the significant assumptions used by management in developing the fair value measurements, including the royalty rates and discount rates. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method model and certain significant assumptions, including the royalty rates and discount rates.

Uncertain Tax Positions

As described in Notes 1 and 15 to the consolidated financial statements, the Company’s consolidated unrecognized tax benefits balance was $26.0 million as of December 31, 2019. Management applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management recognizes in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position. Management’s tax positions are subject to ongoing examinations by the tax authorities. The Company operates within multiple taxing jurisdictions throughout the world and in the normal course of business is examined by taxing authorities in those jurisdictions. Adjustments to the uncertain tax positions are recorded when taxing authority examinations are completed, statutes of limitation are closed, changes in tax laws occur or as new information comes to light with regard to the technical merits of the tax position.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are there was significant judgment by management when determining uncertain tax positions, including whether uncertain tax positions meet the recognition threshold of more likely than not of being sustained, which in turn involved a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Additionally, professionals with specialized skill and knowledge were used to assist in the evaluation of the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition and measurement of the liabilities for uncertain tax positions. These procedures also included, among others, assessing the appropriateness of management’s assessment by reviewing the technical merits of the tax positions taken and evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s interpretation and application of relevant tax laws in various jurisdictions and assessing the appropriateness of the tax positions.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 2, 2020

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Net sales	$4,029.2	$3,986.3	$3,993.4
Cost of products sold	1,864.1	1,918.5	1,804.9

Gross profit	2,165.1	2,067.8	2,188.5

Selling, general and administrative expenses	1,723.5	1,719.1	1,674.7
Goodwill impairment	—	1,085.8	1,650.9
Restructuring and other costs	80.7	221.0	425.2

Operating income (loss)	360.9	(958.1)	(1,562.3)

Other income and expenses:
Interest expense	29.4	37.3	38.3
Interest income	(2.4)	(2.1)	(2.4)
Other expense (income), net	(11.5)	(34.9)	5.3

Income (loss) before income taxes	345.4	(958.4)	(1,603.5)
Provision (benefit) for income taxes	82.3	52.5	(53.2)

Net income (loss)	263.1	(1,010.9)	(1,550.3)

Less: Net income (loss) attributable to noncontrolling interests	0.2	0.1	(0.3)

Net income (loss) attributable to Dentsply Sirona	$262.9	$(1,011.0)	$(1,550.0)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$1.18	$(4.51)	$(6.76)
Diluted	$1.17	$(4.51)	$(6.76)

Weighted average common shares outstanding:
Basic	223.1	224.3	229.4
Diluted	224.4	224.3	229.4

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$263.1	$(1,010.9)	$(1,550.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(82.9)	(180.0)	386.3
Net (loss) gain on derivative financial instruments	(0.5)	29.4	(20.2)
Net unrealized holding gain on available-for-sale securities	—	(44.3)	44.3
Pension liability adjustments	(36.9)	7.4	4.6
Total other comprehensive (loss) income	(120.3)	(187.5)	415.0

Total comprehensive income (loss)	142.8	(1,198.4)	(1,135.3)

Less: Comprehensive income attributable to noncontrolling interests	0.9	0.3	—

Comprehensive income (loss) attributable to Dentsply Sirona	$141.9	$(1,198.7)	$(1,135.3)

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$404.9	$309.6
Accounts and notes receivable-trade, net	782.0	701.9
Inventories, net	561.7	598.9
Prepaid expenses and other current assets, net	251.3	277.6
Total Current Assets	1,999.9	1,888.0

Property, plant and equipment, net	802.4	870.6
Operating lease right-of-use assets, net	159.3	—
Identifiable intangible assets, net	2,176.3	2,420.3
Goodwill, net	3,396.5	3,431.3
Other noncurrent assets, net	68.5	76.8
Total Assets	$8,602.9	$8,687.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$307.9	$283.9
Accrued liabilities	629.2	578.9
Income taxes payable	56.1	58.1
Notes payable and current portion of long-term debt	2.3	92.4
Total Current Liabilities	995.5	1,013.3

Long-term debt	1,433.1	1,564.9
Operating lease liabilities	119.5	—
Deferred income taxes	479.6	552.8
Other noncurrent liabilities	480.3	423.0
Total Liabilities	3,508.0	3,554.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized at December 31, 2019 and 2018
264.5 million shares issued at December 31, 2019 and 2018
221.3 million and 223.0 million shares outstanding at December 31, 2019 and 2018, respectively
Capital in excess of par value	6,586.7	6,522.3
Retained earnings	1,404.2	1,225.9
Accumulated other comprehensive loss	(599.7)	(478.7)
Treasury stock, at cost, 43.2 million and 41.5 million shares at December 31, 2019 and 2018, respectively	(2,301.3)	(2,151.0)
Total Dentsply Sirona Equity	5,092.5	5,121.1

Noncontrolling interests	2.4	11.9
Total Equity	5,094.9	5,133.0
Total Liabilities and Equity	$8,602.9	$8,687.0
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$2.6	$6,516.7	$3,948.0	$(705.7)	$(1,647.3)	$8,114.3	$11.6	$8,125.9
Net loss	—	—	(1,550.0)	—	—	(1,550.0)	(0.3)	(1,550.3)
Other comprehensive income	—	—	—	414.7	—	414.7	0.3	415.0
Exercise of stock options	—	6.9	—	—	75.0	81.9	—	81.9
Stock based compensation expense	—	48.0	—	—	—	48.0	—	48.0
Reclassification on adoption of ASU No. 2016-09	—	1.0	(1.0)	—	—	—	—	—
Funding of Employee Stock Ownership Plan	—	3.3	—	—	3.3	6.6	—	6.6
Treasury shares purchased	—	—	—	—	(400.3)	(400.3)	—	(400.3)
Restricted Stock Unit ("RSU") distributions	—	(32.6)	—	—	13.9	(18.7)	—	(18.7)
RSU dividends	—	0.6	(0.6)	—	—	—	—	—
Cash dividends ($0.35 per share)	—	—	(80.2)	—	—	(80.2)	—	(80.2)
Balance at December 31, 2017	$2.6	$6,543.9	$2,316.2	$(291.0)	$(1,955.4)	$6,616.3	$11.6	$6,627.9
Net (loss) income	—	—	(1,011.0)	—	—	(1,011.0)	0.1	(1,010.9)
Other comprehensive (loss) income	—	—	—	(187.7)	—	(187.7)	0.2	(187.5)
Exercise of stock options	—	(14.1)	—	—	38.9	24.8	—	24.8
Cumulative Effect on adoption of ASC 606	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Reclassification on adoption of ASU No. 2016-16	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Reclassification on adoption of ASU No. 2018-02	—	—	8.1	—	—	8.1	—	8.1
Stock based compensation expense	—	21.0	—	—	—	21.0	—	21.0
Treasury shares purchased	—	—	—	—	(250.2)	(250.2)	—	(250.2)
RSU distributions	—	(29.1)	—	—	15.7	(13.4)	—	(13.4)
RSU dividends	—	0.6	(0.6)	—	—	—	—	—
Cash dividends ($0.35 per share)	—	—	(78.1)	—	—	(78.1)	—	(78.1)
Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	262.9	—	—	262.9	0.2	263.1
Other comprehensive (loss) income	—	—	—	(121.0)	—	(121.0)	0.7	(120.3)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	13.2	—	—	95.4	108.6	—	108.6
Stock based compensation expense	—	66.2	—	—	—	66.2	—	66.2
Funding of Employee Stock Ownership Plan	—	0.3	—	—	3.9	4.2	—	4.2
Treasury shares purchased	—	—	—	—	(260.0)	(260.0)	—	(260.0)
RSU distributions	—	(16.2)	—	—	10.4	(5.8)	—	(5.8)
RSU dividends	—	0.9	(0.9)	—	—	—	—	—
Cash dividends ($0.375 per share)	—	—	(83.7)	—	—	(83.7)	—	(83.7)
Balance at December 31, 2019	$2.6	$6,586.7	$1,404.2	$(599.7)	$(2,301.3)	$5,092.5	$2.4	$5,094.9
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$263.1	$(1,010.9)	$(1,550.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133.2	132.9	127.3
Amortization of intangible assets	189.6	197.9	189.1
Amortization of deferred financing costs	2.7	2.7	2.6
Fixed asset impairment	33.4	—	—
Goodwill impairment	—	1,085.8	1,650.9
Indefinite-lived intangible asset impairment	5.3	179.2	346.7
Definite-lived intangible asset impairment	3.8	—	—
Deferred income taxes	(37.4)	(62.0)	(143.8)
Stock based compensation expense	66.2	21.0	48.0
Restructuring and other costs - non-cash	16.1	22.5	64.7
Gain on sale of equity security	—	(44.1)	—
Other non-cash (income) expense	(20.3)	3.4	9.9
Loss on disposal of property, plant and equipment	3.6	4.6	1.6
Gain on divestiture of noncontrolling interest	(8.7)	—	—
Loss on sale on non-strategic businesses and product lines	2.0	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(91.4)	23.5	(63.4)
Inventories, net	13.7	(19.9)	(62.9)
Prepaid expenses and other current assets, net	13.0	(27.1)	(75.0)
Other noncurrent assets, net	(8.5)	(12.7)	(3.7)
Accounts payable	26.1	7.1	44.2
Accrued liabilities	45.3	0.3	28.3
Income taxes	(15.8)	12.1	(20.5)
Other noncurrent liabilities	(2.2)	(16.5)	8.2
Net cash provided by operating activities	632.8	499.8	601.9

Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(3.2)	(130.5)	(145.9)
Cash received on sale of non-strategic businesses or product lines	11.6	—	—
Purchases of short term investments	—	(3.7)	(2.5)
Liquidation of short term investments	1.0	—	—
Capital expenditures	(122.9)	(182.5)	(144.3)
Purchase of company owned life insurance policies	—	—	(0.9)
Cash received on derivative contracts	40.3	8.0	6.5
Cash paid on derivative contracts	—	(2.4)	—
Expenditures for identifiable intangible assets	—	(5.5)	(6.7)
Proceeds from the sale of equity security	—	54.1	—
Proceeds from sale of property, plant and equipment, net	4.8	9.2	7.4
Net cash used in investing activities	(68.4)	(253.3)	(286.4)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of deferred financing costs	118.9	0.1	3.1
Repayments on long-term borrowings, net	(251.2)	(9.4)	(16.7)
Net (repayments) borrowings on short-term borrowings	(68.5)	60.4	10.2
Proceeds from exercised stock options	108.8	27.9	82.3
Cash paid for contingent consideration on prior acquisitions	(33.2)	—	—
Cash paid for treasury stock	(260.0)	(250.2)	(401.4)
Cash dividends paid	(80.9)	(78.6)	(78.3)
Net cash used in financing activities	(466.1)	(249.8)	(400.8)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(7.7)	22.0
Net increase (decrease) in cash and cash equivalents	95.3	(11.0)	(63.3)

Cash and cash equivalents at beginning of period	309.6	320.6	383.9
Cash and cash equivalents at end of period	$404.9	$309.6	$320.6

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$30.2	$35.1	$37.0
Income taxes paid, net of refunds	$112.1	$104.7	$122.7
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$13.8	$14.6	$12.8
Exchange of inventory for naming rights	$3.2	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 133-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. The Company’s principal product categories are dental consumable products, dental equipment, healthcare consumable products and dental technologies. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

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

Accounts receivable – trade is stated net of these allowances that were $29.4 million and $24.5 million at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company wrote-off $6.1 million and $2.6 million, respectively, of accounts receivable that were previously reserved. The Company increased the provision for doubtful accounts by $10.7 million and $6.0 million during 2019 and 2018, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value. At December 31, 2019 and 2018, the cost of $5.0 million and $9.0 million, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2019 and 2018 by $14.3 million and $10.2 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

Valuation of Goodwill and Indefinite-Lived and Definite-Lived Intangible Assets

Assessment of the potential impairment of goodwill and indefinite-lived and definite-lived intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, future cash flows, a key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. The following information outlines the Company’s significant accounting policies on long-lived assets by type.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. The Company conducts an annual impairment test during the Company’s second quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment throughout the year. This impairment assessment includes an evaluation of reporting units, which is an operating segment or one reporting level below the operating segment. The Company performs impairment tests using a fair value approach which compares the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If impairment is identified on goodwill, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill.

The Company performed the required annual impairment tests of goodwill at April 30, 2019 on five reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and gross margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment is provided in Note 10, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization. Valuations of identifiable intangibles assets acquired are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

The Company conducts an annual impairment test during the Company’s second quarter, or whenever events or circumstances suggest that the carrying amount of the assets may not be recoverable. The Company performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applies significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized.

The indefinite-lived intangible assets held within the CAD/CAM business were previously impaired in 2018 and the indefinite-lived intangible assets held within the Imaging business were impaired in the first quarter of 2019. Had the fair value of these indefinite-lived intangible assets been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2019, the fair value of these assets would still exceed their book value for those assets held within the CAD/CAM business and for the indefinite-lived intangible assets held within the Imaging business the result would be an insignificant impairment. Additional information related to the testing for indefinite-lived intangible asset impairment is provided in Note 10, Goodwill and Intangible Assets.

Identifiable Definite-Lived Intangible Assets

Identifiable definite-lived intangible assets, which primarily consist of patents, tradenames, trademarks, licensing agreements, and customer relationships are amortized on a straight-line basis over their estimated useful lives. The useful life is the period over which the asset is expected to contribute to the future cash flows of the Company. The Company uses the following useful lives within its classification of intangible assets:

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

Pension and Other Postemployment Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans. Many of the employees have available to them defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postemployment healthcare plans. Costs for Company-sponsored defined benefit and postemployment benefit plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postemployment benefits. Changes in these assumptions can impact the Company’s earnings before income taxes. In determining the cost of postemployment benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. The Company reports the funded status of its defined benefit pension and other postemployment benefit plans on its consolidated balance sheets as a net liability or asset. Additional information related to the impact of changes in these assumptions is provided in Note 16, Benefit Plans.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2019, the Company had losses of $3.7 million on its loans designated as hedges of net investments and translation losses of $87.3 million. During the year ended December 31, 2018, the Company had gains of $14.9 million on its loans designated as hedges of net investments and translation losses of $200.1 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. During the year ended December 31, 2019, 2018, and 2017, net foreign exchange transaction gain of $26.9 million, loss of $5.8 million in 2018, and gain of $1.7 million, respectively, are included in Other expense (income), net in the Consolidated Statements of Operations.

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

Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied (e.g., free extended maintenance/service contracts, software and licenses, customer loyalty points and coupon programs). The Company uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations' database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the unsatisfied performance obligation, which is deferred until satisfied. At December 31, 2019, the Company had $29.2 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months. The prior year amount of $29.3 million was recognized in the current year.

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

A portion of the Company’s net sales comprises of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. The Company’s warranty expense and warranty accrual were as follows:

	December 31,
(in millions)	2019	2018	2017

Warranty Expense	$35.6	$23.7	$25.7
Warranty Accrual	17.9	13.0	11.8

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. Software development costs incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products. R&D costs were $131.3 million, $160.5 million and $151.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under these plans. RSUs vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSUs, the vesting period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the restricted period prior to vesting. In addition to the service condition, certain granted RSUs are subject to performance requirements that can vary between the first year and up to the final year of the RSU award. If targeted performance is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, the restrictions on RSUs will lapse, and one share of common stock will be issued as payment for each vested RSU. Upon death, disability or qualified retirement all awards become immediately exercisable for up to one year. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter. The Company records forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures.

During 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company's previously disclosed three year restructuring program announced in November 2018. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. For vesting to occur an adjusted operating income margin target must be achieved over a period of four consecutive quarters, and an adjusted operating income margin above that target threshold as measured at the end of the subsequent quarter, all calculated on a trailing four quarter basis. The performance period began on January 1, 2019 and concludes on December 31, 2022. Under this program the Company could issue up to 2.7 million shares of common stock if all performance targets are met within the period.

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

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position.

The Company’s tax positions are subject to ongoing examinations by the tax authorities. The Company operates within multiple taxing jurisdictions throughout the world and in the normal course of business is examined by taxing authorities in those jurisdictions. Adjustments to the uncertain tax positions are recorded when taxing authority examinations are completed, statutes of limitation are closed, changes in tax laws occur or as new information comes to light with regard to the technical merits of the tax position.

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products and equipment represented approximately 92%, 91% and 92% of sales for the years ended 2019, 2018 and 2017, respectively. The Company has two reportable segments and a description of the activities within these segments is included in Note 5, Segment and Geographic Information.

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

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company considers its credit risks and its counterparties’ credit risks when determining the fair values of its financial assets and liabilities. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company has presented the required disclosures in Note 19, Fair Value Measurement.

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

The impact of adopting the new revenue recognition standard on the Company's Consolidated Statements of Operations:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “ASC 842”). The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective approach transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported in accordance with historic accounting under ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, their classification and initial direct costs for existing leases. The Company did not elect to adopt the hindsight practical expedient. The Company recognized material right-of-use assets and liabilities in the Consolidated Balance Sheets for its operating lease commitments with terms greater than 12 months. See Note 9, Leases for additional information. The impact of adopting this standard, by financial statement line item, on January 1, 2019 were as follows:

Consolidated Balance Sheets Item
(in millions)	January 1, 2019

Assets
Operating lease right-of-use assets, net	$167.1
Property, plant, and equipment, net	1.8

Liabilities
Accrued liabilities	$39.4
Notes payable and current portion of long-term debt	0.2
Long-term debt	1.5
Operating lease liabilities	126.5

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging.” This accounting standard improves the financial reporting and disclosure of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update make improvements to simplify the application of the hedge accounting guidance in current US GAAP based on the feedback received from preparers, auditors, users and other stakeholders. More specifically, this update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company adopted this accounting standard effective January 1, 2019. The adoption of this standard did not materially impact the statements of operations, financial position, cash flows, and disclosures.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The amendments in this update are effective for fiscal years and interim periods ending after December 15, 2019. Early adoption is permitted. The amendments in this update should be applied on a prospective basis for all periods presented with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will adopt this standard on January 1, 2020. The adoption of this standard will not materially impact the Company's financial position, results of operations, cash flows, disclosures or internal controls.

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments in this update should be applied on a retrospective basis for all periods presented. The Company is currently assessing the impact that this standard will have on its disclosures.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal period beginning after December 31, 2020. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic Earnings Per Common Share Computation
(in millions, except per share amounts)	2019	2018	2017

Net income (loss) attributable to Dentsply Sirona	$262.9	$(1,011.0)	$(1,550.0)

Weighted average common shares outstanding	223.1	224.3	229.4

Earnings (loss) per common share - basic	$1.18	$(4.51)	$(6.76)

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)	2019	2018	2017

Net income (loss) attributable to Dentsply Sirona	$262.9	$(1,011.0)	$(1,550.0)

Weighted average common shares outstanding	223.1	224.3	229.4
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.3	—	—
Total weighted average diluted shares outstanding	224.4	224.3	229.4

Earnings (loss) per common share - diluted	$1.17	$(4.51)	$(6.76)

The calculation of weighted average diluted shares outstanding excludes stock options and RSUs of 3.1 million, 5.1 million and 4.3 million shares of common stock that were outstanding during the years ended December 31, 2019, 2018 and 2017, respectively, which were excluded from the computation of diluted earnings per common share since their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE (LOSS) INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2019, 2018 and 2017, these tax adjustments were $173.0 million, $157.4 million and $203.8 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation loss of $260.2 million and translation gain of $172.9 million at December 31, 2019 and 2018, respectively, and which included losses of $108.1 million and $111.8 million, at December 31, 2019 and 2018, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2019 and 2018 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(87.8)	(16.9)	17.7	(54.7)	(141.7)
Tax benefit (expense)	4.2	4.3	(7.0)	14.1	15.6
Other comprehensive (loss) income, net of tax, before reclassifications	$(83.6)	$(12.6)	$10.7	$(40.6)	$(126.1)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.4	—	3.7	5.1
Net (decrease) increase in other comprehensive income	(83.6)	(11.2)	10.7	(36.9)	(121.0)
Balance, net of tax, at December 31, 2019	$(368.3)	$(10.6)	$(100.7)	$(120.1)	$(599.7)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment Hedges	Net Unrealized Holding Gain on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2017	$(104.5)	$(12.6)	$(127.6)	$44.3	$(90.6)	$(291.0)
Other comprehensive (loss) income before reclassifications and tax impact	(160.1)	5.1	36.2	—	7.7	(111.1)
Tax (expense) benefit	(20.1)	(1.6)	(20.0)	—	(4.7)	(46.4)
Other comprehensive (loss) income, net of tax, before reclassifications	$(180.2)	$3.5	$16.2	$—	$3.0	$(157.5)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	9.7	—	(44.3)	4.4	(30.2)
Net (decrease) increase in other comprehensive income	(180.2)	13.2	16.2	(44.3)	7.4	(187.7)
Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$—	$(83.2)	$(478.7)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2019	2018	2017

(Loss) gain on derivative financial instruments:
Interest rate swaps	$(2.4)	$(2.3)	$(2.3)	Interest expense
Foreign exchange forward contracts	1.0	(8.9)	(3.0)	Cost of products sold
Net (loss) gain before tax	$(1.4)	$(11.2)	$(5.3)
Tax impact	—	1.5	2.7	Provision (benefit) for income taxes
Net (loss) gain after tax	$(1.4)	$(9.7)	$(2.6)

Realized gain on available-for-sale securities:
Available -for-sale-securities	$—	$45.0	$—	Other expense (income), net
Tax impact	—	(0.7)	—	Provision (benefit) for income taxes
Net gain after tax	$—	$44.3	$—

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.5	$0.2	$0.2	(a)
Amortization of net actuarial losses	(5.6)	(6.3)	(7)	(a)
Net loss before tax	$(5.1)	$(6.1)	$(6.8)
Tax impact	1.4	1.7	1.9	Provision (benefit) for income taxes
Net loss after tax	$(3.7)	$(4.4)	$(4.9)

Total reclassifications for the period	$(5.1)	$30.2	$(7.5)

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 4 - BUSINESS COMBINATIONS

Business Combinations

2018 Transactions

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120.0 million, with an additional payment totaling $30.0 million, subject to meeting certain earn-out provisions. During the year ended December 31, 2019, the Company paid the earn-out provision. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas. The Company recorded $58.0 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. The purchase price has been assigned on the basis of the fair values of assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired were as follows:

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

2017 Transactions

During the quarter ended June 30, 2017, the Company acquired RTD, a privately-held France-based manufacturer of endodontic posts for $132.0 million. The Company recorded $83.9 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. Intangible assets acquired were as follows:

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

Investment in Affiliates

During the year ended December 31, 2017, the Company has reclassified the investment in DIO Corporation ("DIO") as available-for-sale. At December 31, 2017 the fair value was $54.4 million, which was recorded in Prepaid expense and other current assets in the Consolidated Balance Sheets. The unrealized gain of $45.0 million was recorded in AOCI, net of tax, in the Consolidated Statements of Comprehensive Income. The book value of the Company’s direct investment in DIO was $9.4 million at December 31, 2017.

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

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology & Equipment Products and Healthcare Consumable Products. These products includes dental implants, CAD/CAM systems, orthodontic clear aligners, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sale and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and laboratory dental products.

Reclassification of Prior Years Amounts

For the year ended December 31, 2019, certain reclassifications have been made to data for the years ended December 31, 2018 and 2017 in order to conform to the current year presentation. Specifically, during the three months ended March 31, 2019, the Company moved the dental laboratory business into the Consumables segment as the products sold from this business are typically made on a recurring basis and have similar sales and operating characteristics as the other businesses in this segment. The Company moved the orthodontics business into the Technologies & Equipment segment to take advantage of the synergies related to digital planning and treatment within this segment. The Company also moved the instruments business into the Technologies & Equipment segment in order to take advantage of the synergies that stem from pairing equipment with instruments, which are often sold in conjunction with each other. The segment information reflects the revised structure for all periods shown.

The Company’s segment information for the years ended December 31 were as follows:

Net Sales	Year Ended December 31,
(in millions)	2019	2018	2017

Technologies & Equipment	$2,283.2	$2,167.7	$2,202.8
Consumables	1,746.0	1,818.6	1,790.6
Total net sales	$4,029.2	$3,986.3	$3,993.4

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions)	2019	2018	2017

Technologies & Equipment	$2,283.2	$2,167.7	$2,202.8
Consumables	1,704.9	1,781.4	1,750.1
Total net sales, excluding precious metal content	$3,988.1	$3,949.1	$3,952.9
Precious metal content of sales	41.1	37.2	40.5
Total net sales, including precious metal content	$4,029.2	$3,986.3	$3,993.4

Depreciation and Amortization	Year Ended December 31,
(in millions)	2019	2018	2017

Technologies & Equipment	$257.8	$238.4	$261.3
Consumables	54.2	90.8	53.7
All Other (a)	10.8	1.6	1.4
Total	$322.8	$330.8	$316.4
(a) Includes amounts recorded at Corporate headquarters.

Segment Adjusted Operating Income (Loss)	Year Ended December 31,
(in millions)	2019	2018	2017

Technologies & Equipment	$431.4	$277.9	$393.9
Consumables	437.1	459.9	495.5
Segment adjusted operating income before income taxes and interest	$868.5	$737.8	$889.4

Reconciling Items (income) expense:
All other (a)	230.7	184.0	180.3
Restructuring and other costs	80.7	221.0	425.2
Goodwill impairment	—	1,085.8	1,650.9
Interest expense	29.4	37.3	38.3
Interest income	(2.4)	(2.1)	(2.4)
Other expense (income), net	(11.5)	(34.9)	5.3
Amortization of intangible assets	189.6	197.9	189.1
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	6.6	7.2	6.2
Income (loss) before income taxes	$345.4	$(958.4)	$(1,603.5)
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Capital Expenditures	Year Ended December 31,
(in millions)	2019	2018	2017

Technologies & Equipment	$72.8	$126.1	$92.2
Consumables	34.0	42.8	44.0
All Other (a)	16.1	13.6	8.1
Total	$122.9	$182.5	$144.3
(a) Includes capital expenditures of Corporate headquarters.

Assets	Year Ended December 31,
(in millions)	2019	2018

Technologies & Equipment	$5,926.8	$6,479.2
Consumables	2,443.4	2,059.4
All Other (a)	232.7	148.4
Total	$8,602.9	$8,687.0
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2019, 2018 and 2017. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in millions)	United States	Germany	Sweden	Other Foreign	Consolidated

2019
Net sales	$1,374.8	$478.1	$56.6	$2,119.7	$4,029.2
Property, plant and equipment, net	168.4	327.5	98.7	207.8	802.4

2018
Net sales	$1,269.9	$494.3	$55.2	$2,166.9	$3,986.3
Property, plant and equipment, net	211.1	339.3	99.3	220.9	870.6

2017
Net sales	$1,376.5	$493.3	$52.4	$2,071.2	$3,993.4
Property, plant and equipment, net	202.0	331.5	103.4	239.1	876.0

Product and Customer Information

Net sales by product category were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017

Dental consumables products	$1,687.7	$1,739.8	$1,663.6
Dental technology and equipment products	2,004.8	1,897.7	2001.8
Healthcare consumable products	336.7	348.8	328.0
Total net sales	$4,029.2	$3,986.3	$3,993.4

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. Small equipment products include intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in dental laboratories include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include laboratory-based CAD/CAM milling systems, amalgamators, mixing machines and porcelain furnaces.

Dental Technology and Equipment Products

Dental technology products consist of basic and high-tech dental equipment such as treatment centers, imaging equipment, dental handpieces and computer aided design and machining "CAD/CAM" systems equipment for dental practitioners. The product category also includes high-tech and state-of-art dental implants and related scanning equipment and treatment software, orthodontic clear aligners and appliances for dental practitioners and specialists. The Company offers the broadest line of products to fully outfit a dental practitioner’s office.

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventative treatment and for training purposes. Imaging systems consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM Systems are products designed for dental offices used for dental restorations, which includes several types of restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech CAD/CAM techniques of chairside economical restoration of aesthetic ceramic dentistry, or CEREC equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, medical drills and other non-medical products.

Concentration Risk

For the year ended December 31, 2019, one customer accounted for approximately 13% of consolidated net sales. At December 31, 2019, two customers each accounted for approximately 12% and 17% of the consolidated accounts receivable balance. For the year ended December 31, 2018, one customer accounted for approximately 10% of consolidated net sales. At December 31, 2018, two customers accounted for approximately 10% and 13%, respectively, of the consolidated accounts receivable balance. For the year ended December 31, 2017, the Company had one customers that accounted for approximately 15% each of consolidated net sales. For the years ended December 31, 2019, 2018, and 2017, third party export sales from the U.S. were less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017

Foreign exchange transaction (gain) loss	$(26.9)	$5.8	$1.7
Other expense (income), net	15.4	(40.7)	3.6
Total other expense (income), net	$(11.5)	$(34.9)	$5.3

NOTE 7 - INVENTORIES, NET

Inventories, net of inventory valuation reserves, were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Finished goods	$356.4	$380.0
Work-in-process	82.5	89.2
Raw materials and supplies	122.8	129.7
Inventories, net	$561.7	$598.9

The Company’s inventory valuation reserve was $85.0 million and $92.5 million at December 31, 2019 and 2018, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Assets, at cost:
Land	$51.9	$55.0
Buildings and improvements	553.6	560.3
Machinery and equipment	1,327.5	1,353.9
Construction in progress	102.0	107.6
	$2,035.0	$2,076.8
Less: Accumulated depreciation	1,232.6	1,206.2
Property, plant and equipment, net	$802.4	$870.6

NOTE 9 - LEASES

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 10 years. Many of the Company's real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements.

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

(in millions, except percentages)	Location in the Consolidated Balance Sheets	December 31, 2019

Assets
Finance leases	Property, plant, and equipment, net	$1.4
Operating leases	Operating lease right-of-use assets, net	159.3
Total right-of-use assets		$160.7

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$0.2
Operating leases	Accrued liabilities	43.7
Noncurrent liabilities
Finance leases	Long-term debt	1.3
Operating leases	Operating lease liabilities	119.5
Total lease liabilities		$164.7

Supplemental information:
Weighted-average discount rate
Finance leases		3.6%
Operating leases		2.9%

Weighted-average remaining lease term in years
Finance leases		7.0
Operating leases		5.3

The lease cost recognized in the Consolidated Statements of Operations for the year ended December 31, 2019 were as follows:

(in millions)	2019

Finance lease cost	$0.4
Amortization of right-of-use assets	0.3
Interest on lease liabilities	0.1
Operating lease cost	54.4
Short-term lease cost	1.2
Variable lease cost	9.6
Total lease cost	$65.6

The contractual maturity dates of the remaining lease liabilities for the year ended December 31, 2019 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2020	$0.2	$47.7	$47.9
2021	0.3	36.9	37.2
2022	0.3	26.9	27.2
2023	0.2	20.2	20.4
2024	0.1	15.2	15.3
2025 and beyond	0.6	30.6	31.2
Total lease payments	$1.7	$177.5	$179.2
Less imputed interest	0.2	14.3	14.5
Present value of lease liabilities	$1.5	$163.2	$164.7

The contractual maturity dates presented under prior lease accounting guidance of the remaining rental commitments at December 31, 2018 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2019	$4.2	$36.6	$40.8
2020	4.2	28.5	32.7
2021	2.5	22.1	24.6
2022	1.8	16.4	18.2
2023	1.3	12.7	14.0
2024 and beyond	1.1	16.9	18.0
Total lease payments	$15.1	$133.2	$148.3

The supplemental cash flow information for the year ended December 31, 2019 were as follows:

(in millions)	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for finance leases	$0.1
Operating cash flows paid for operating leases	52.7
Financing cash flows paid for finance leases	0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$35.4

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

2019 Annual Goodwill Impairment Testing

As discussed in Note 5, Segment Information, effective January 1, 2019, the Company realigned certain businesses between segments resulting in a change from eleven reporting units to five. As a result, the Company transferred goodwill between segments due to these changes. Affected reporting units, including the CAD/CAM and Treatment Center reporting units in the Technologies & Equipment segment, were tested for potential impairment of goodwill before the transfers. No goodwill impairment was identified due to the realignment.

The Company performed the required annual impairment tests of goodwill at at April 30, 2019 on five reporting units. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s goodwill.

2019 Annual Indefinite-Lived Intangibles Impairment Testing

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to the divestitures of non-strategic product lines.

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

2018 Annual Goodwill Impairment Testing

In connection with the updating of the estimates and assumptions with the April 30, 2018 annual impairment test of goodwill and the preparation of the financial statements for the three months ended June 30, 2018, the Company determined that the goodwill associated with the CAD/CAM, Imaging and Orthodontics businesses, all within the Technologies & Equipment segment, was impaired. Additionally, near the end of the quarter, the Company recognized that the CAD/CAM and Imaging businesses’ (“equipment businesses”) revenue and operating margins would not meet forecasted expectations for the quarter as a result of several significant unfavorable developments which also affected the business's projections for future revenue and operating margins. As a result, the Company recorded a goodwill impairment charge of $1,085.8 million. The significant unfavorable developments in the current period which are reflected in the Company’s April 30, 2018 goodwill impairment testing model, are as follows:

•The equipment businesses were negatively affected in connection with the continued transition of the Company’s distribution relationships primarily in the U.S. from exclusive to non-exclusive. The Company’s expectations for revenue growth from its non-exclusive distribution relationships, which replaced its former long-term exclusive distribution relationship, were not met. As a result, the Company’s forecasts of current and future third-party demand have been reduced as the Company’s U.S. distributors continue to offer and promote competitive alternatives to the Company’s full CAD/CAM systems and lower-priced alternatives to the Imaging business products.

•The Imaging business observed revenue and operating margins being negatively impacted by aggressive competition with a focus on value-based products in the marketplace as opposed to the business's premium products. This has resulted in increased competition from low-cost products in certain regions throughout the world causing the business to offer additional product features at the current price levels and to offer additional promotions and reduce its future sales forecasts.

•The CAD/CAM and Imaging businesses have also experienced lower than expected sales with respect to higher margin products as well as a regional shift in sales to emerging markets each of which has negatively impacted the businesses overall operating margins as compared to the original forecasts for the period and for future sales forecasts.

•The equipment businesses were also further impacted by the unfavorable change in the discount rate due primarily to a higher risk factor, which represents management’s assessment of increased risk with respect to the CAD/CAM and Imaging businesses’ forecasts primarily due to the factors described above, and to a lesser extent a higher risk-free interest rate for all businesses.

•The increased reduction of inventory being held by the Company’s U.S. distributors in the second quarter, which was larger than anticipated for the period, and planned further reductions of inventory, impacts the Company’s near-term results.

As a result of the factors described above, and the resulting reduced revenue and profitability expectations for these businesses, we forecasted reductions in unit volume growth rates and operating margins and lower future cash flows used to estimate the fair value of these businesses, which resulted in a determination that an impairment adjustment was required.

The Orthodontics business goodwill impairment charge was primarily driven by lower operating margins and lower sales growth. The products manufactured and sold within this business have consisted mainly of traditional orthodontic treatment products, (i.e., brackets, bands and wires). The impairment charge is unrelated to the Company’s acquisition of OraMetrix. The Company has observed a continuing decline in operating margins as the marketplace has seen higher than expected price competition primarily due to increased supply of traditional orthodontic products in the market. In addition, the Company has seen lower than expected revenue growth which is reflected in its future forecast. The Company believes the revenue trend is the result of competition as well as the growing end-user demand for newer orthodontic treatment options.

At December 31, 2018, the Company did not identify any impairment triggers related to the businesses noted above.

For the Company’s businesses that were not impaired, the Company applied a hypothetical sensitivity analysis. Had the discount rate of each of these businesses been hypothetically increased by 100 basis points at April 30, 2018, the fair value of one business, Treatment Centers, would not exceed net book value. If the fair value of each of these businesses had been hypothetically reduced by 10% at April 30, 2018, the fair value of one business, Treatment Centers, would not exceed net book value. Goodwill for the Treatment Centers business totals $292.4 million at December 31, 2018.

In conjunction with the goodwill and indefinite-lived intangibles impairment test, the Company utilized its best estimate of future cash flows as of April 30, 2018, which include significant management assumptions such as future revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions affecting the dental and medical device industries. Any changes to these assumptions and estimates could have a negative impact on the fair value of these businesses and may result in further impairment. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, these estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. The goodwill impairment charge is not expected to result in future cash expenditures.

2018 Annual Indefinite-Lived Intangibles Impairment Testing

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2018, which largely consist of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $179.2 million for the three months ended June 30, 2018 which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM, Imaging, and Instrument businesses. The impairment charge was primarily driven by a decline in forecasted sales resulting from increased competition and the impact of low-cost competitive products, as discussed above with respect to goodwill. In addition, the unfavorable impact of an increase in the equipment business's respective risk factors, along with increases in the risk-free rate, increased the discount rate.

At December 31, 2018, the Company did not identify any impairment triggers for the indefinite-lived asset related to the businesses noted above.

2017 Goodwill Impairment Testing

In preparing the financial statements for the year ended December 31, 2017, the Company identified an impairment triggering event related to the CAD/CAM, Imaging and Treatment Center equipment businesses. Forecasted revenues and operating margins for these businesses were impacted by continued unfavorable developments in the marketplace which included an increase in competition. These developments resulted in significantly lower sales to end-users than expected in the fourth quarter of 2017 in the North America and Rest of World regions as well as declines in expected gross profit rates which included the unfavorable impacts from changes in the foreign exchange rates. The impacts from foreign exchange rate changes were primarily driven by the strengthening of the euro versus the U.S. dollar as a result of the higher euro denominated costs and net assets associated with these businesses as compared to the lower amount of euro denominated sales. While the Company considered unfavorable market developments and foreign exchange rate changes, in its April 30, 2017 assessment, the impact of these developments were at levels beyond those anticipated by the Company despite moving away from a non-exclusive distribution channel in the United States and the execution of new distribution agreements with Patterson and Henry Schein in May and June of 2017. In addition to the unfavorable market and foreign exchange rate developments, the income tax rate forecast used in the annual goodwill test was unfavorably impacted by the recent tax legislation in the U.S. and other foreign jurisdictions. As a result the Company tested these businesses for impairment in preparation of the financial statements for the year ended December 31, 2017 and determined that the goodwill associated with the CAD/CAM, Imaging and Treatment Center businesses, all within the Technologies & Equipment segment, was impaired. The impairment was the result of a change in forecasted sales and gross profit as well as changes in foreign exchange rates and the income tax rate. As a result, the Company recorded a goodwill impairment charge of $558.0 million for the three months ended December 31, 2017. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total goodwill impairment charge of $1,650.9 million for the year ended December 31, 2017.

2017 Indefinite-Lived Intangibles Impairment Testing

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2017, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment tests of indefinite-lived intangible assets, the Company recorded an impairment charge of $79.8 million for the three months ended June 30, 2017 which was recorded in Restructuring and other cost in the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets are tradenames and trademarks related to the CAD/CAM and Imaging equipment businesses. The impairment charge was driven by a decline in forecasted sales at that time.

In preparing the financial statements for the year ended December 31, 2017, the Company, as result of the triggering event, tested the indefinite-lived intangible assets related to these businesses for impairment. As a result, the Company identified that certain tradenames and trademarks related to the CAD/CAM, Imaging and Treatment Center equipment businesses, all within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $266.9 million for the three months ended December 31, 2017 which was recorded in Restructuring and other cost in the Consolidated Statements of Operations. The combination of impairment charges for the second and fourth quarters of 2017 resulted in a total impairment charge for the year ended December 31, 2017 of $346.7 million related to indefinite-lived assets. The impairment charge was driven by a continuing decline in forecasted sales at that time.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2017	$3,634.4	$904.8	$4,539.2
Acquisition activity	58.0	3.7	61.7
Adjustment of provisional amounts on prior acquisitions	—	0.7	0.7
Impairment	(1,085.7)	—	(1,085.7)
Effect of exchange rate changes	(61.8)	(22.8)	(84.6)
Balance at December 31, 2018	$2,544.9	$886.4	$3,431.3
Acquisition activity	3.3	—	3.3
Divestiture of business	(4.1)	—	(4.1)
Effect of exchange rate changes	(28.4)	(5.6)	(34.0)
Balance at December 31, 2019	$2,515.7	$880.8	$3,396.5

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	Year Ended December 31,
	2019			2018
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,252.3	$(2,736.6)	$2,515.7	$5,281.5	$(2,736.6)	$2,544.9
Consumables	880.8	—	880.8	886.4	—	886.4
Total effect of cumulative impairment	$6,133.1	$(2,736.6)	$3,396.5	$6,167.9	$(2,736.6)	$3,431.3

Identifiable definite-lived and indefinite-lived intangible assets at were as follows:

	Year Ended December 31,
	2019			2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,351.3	$(517.9)	$833.4	$1,376.4	$(407.1)	$969.3
Tradenames and trademarks	79.0	(63.4)	15.6	81.1	(62.5)	18.6
Licensing agreements	36.0	(27.9)	8.1	36.1	(26.3)	9.8
Customer relationships	1,070.5	(399.2)	671.3	1,085.3	(334.4)	750.9
Total definite-lived	$2,536.8	$(1,008.4)	$1,528.4	$2,578.9	$(830.3)	$1,748.6

Indefinite-lived tradenames and trademarks	$647.9	$—	$647.9	$671.7	$—	$671.7

Total identifiable intangible assets	$3,184.7	$(1,008.4)	$2,176.3	$3,250.6	$(830.3)	$2,420.3

Amortization expense for identifiable definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 was $189.6 million, $197.9 million and $189.1 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding calendar years is $187.1 million, $185.7 million, $183.3 million, $182.3 million and $181.8 million for 2020, 2021, 2022, 2023 and 2024, respectively.

NOTE 11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Prepaid expenses	$81.3	$104.8
Deposits	40.4	28.2
Fair value of derivatives	28.9	21.3
Other current assets	100.7	123.3
Prepaid expenses and other current assets	$251.3	$277.6

NOTE 12 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Payroll, commissions, bonuses, other cash compensation and employee benefits	$178.8	$161.9
Sales and marketing programs	17.0	13.6
Reserve for dealer rebates	125.0	91.7
Restructuring costs	28.0	43.4
Accrued vacation and holidays	36.7	40.2
Professional and legal costs	35.9	42.2
Current portion of derivatives	2.8	2.8
General insurance	12.3	12.5
Warranty liabilities	17.8	13.0
Third party royalties	11.5	10.0
Deferred income	29.2	29.3
Accrued interest	10.8	11.6
Accrued travel expenses	7.5	7.8
Accrued property taxes	11.0	10.2
Current operating lease liabilities	43.7	—
Other	61.2	88.7
Accrued liabilities	$629.2	$578.9

NOTE 13 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt were as follows:

	Year Ended December 31,
	2019		2018
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$—	—%	$67.8	2.8%
Other short-term loans	2.1	3.7%	14.0	0.8%
Add: Current portion of long-term debt	0.2		10.6
Total short-term debt	$2.3		$92.4

Maximum month-end short-term debt outstanding during the year	$148.2		$248.5
Average amount of short-term debt outstanding during the year	50.1		121.7
Weighted-average interest rate on short-term debt at year-end		3.7%		2.5%
Short-Term Borrowings

The Company has access to a $700.0 million multi-currency revolving credit facility. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense.
The Company has a $500.0 million commercial paper facility. At December 31, 2019, the Company had no outstanding borrowings and at December 31, 2018 had $67.8 million outstanding borrowings under this commercial paper facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2019 was $38.1 million. The multi-currency revolving credit facility serves as a back-stop facility for the Company's commercial paper program. On July 31, 2019, the Company amended its $700.0 million revolving credit facility to extend the maturity date one year to July 26, 2024.

Long-Term Debt

Long-term debt were as follows:

	Year Ended December 31,
	2019		2018
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Term loan 12.6 billion Japanese yen due September 2019	$—	—%	$114.6	0.6%
Term loan $175.0 million due August 2020	—	—%	131.3	3.9%
Fixed rate senior notes $450 million due August 2021	296.0	4.1%	295.7	4.1%
Private placement notes 70.0 million euros due October 2024	78.5	1.0%	80.2	1.0%
Private placement notes 25.0 million Swiss franc due December 2025	25.8	0.9%	25.4	0.9%
Private placement notes 97.0 million euros due December 2025	108.8	2.1%	111.2	2.1%
Private placement notes 26.0 million euros due February 2026	29.2	2.1%	29.8	2.1%
Private placement notes 58.0 million Swiss franc due August 2026	60.0	1.0%	59.0	1.0%
Private placement notes 106.0 million euros due August 2026	118.9	2.3%	121.5	2.3%
Private placement notes 70.0 million euros due October 2027	78.5	1.3%	80.2	1.3%
Private placement notes 7.5 million Swiss franc due December 2027	7.8	1.0%	7.6	1.0%
Private placement notes 15.0 million euros due December 2027	16.8	2.2%	17.2	2.2%
Private placement notes 140.0 million Swiss franc due August 2028	144.7	1.2%	142.5	1.2%
Private placement notes 70.0 million euros due October 2029	78.5	1.5%	80.2	1.5%
Private placement notes 70.0 million euros due October 2030	78.5	1.6%	80.2	1.6%
Private placement notes 45.0 million euros due February 2031	50.5	2.5%	51.6	2.5%
Private placement notes 65.0 million Swiss franc due August 2031	67.2	1.3%	66.1	1.3%
Private placement notes 12.6 billion Japanese yen due September 2031	115.5	1.0%	—	—%
Private placement notes 70.0 million euros due October 2031	78.5	1.7%	80.2	1.7%
Other borrowings, various currencies and rates	4.1		5.5
	$1,437.8		$1,580.0
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	0.2		10.6
Less: Long-term portion of deferred financing costs	4.5		4.5
Long-term portion	$1,433.1		$1,564.9

On May 28, 2019, the Company pre-paid the PNC term loan for a total of $131.3 million using cash and short-term commercial paper.

On June 24, 2019, the Company entered into a Private Placement Note Purchase Agreement ("PPN") to borrow 12.5 billion Japanese yen for a term of 12 years at a coupon of 0.99%. The proceeds were used to repay the 12.5 billion Japanese yen term loan maturing September 30, 2019.

At December 31, 2019, the Company had $735.9 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2019, the Company was in compliance with all debt covenants.

The table below reflects the contractual maturity dates of the various long term borrowings were as follows:

(in millions)	December 31, 2019
2020	$0.2
2021	297.4
2022	1.3
2023	0.4
2024	78.7
2025 and beyond	1,059.8
$1,437.8

NOTE 14 - EQUITY

At December 31, 2019, the Company had authorization to purchase $1.0 billion shares of common stock under the share repurchase program and has $489.8 million remaining under this program. Share repurchases will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. For the years ended December 31, 2019, 2018 and 2017, the Company repurchased outstanding shares of common stock at a cost of $260.0 million, $250.2 million and $400.3 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company received proceeds of $108.9 million, $28.0 million and $82.3 million, respectively, primarily as a result of stock options exercised in the amount of 2.7 million, 1.0 million and 2.3 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2016	264.5	(34.4)	230.1
Shares of treasury stock issued	—	2.9	2.9
Repurchase of common stock at an average cost of $64.40	—	(6.2)	(6.2)

Balance at December 31, 2017	264.5	(37.7)	226.8
Shares of treasury stock issued	—	1.6	1.6
Repurchase of common stock at an average cost of $45.92	—	(5.4)	(5.4)

Balance at December 31, 2018	264.5	(41.5)	223.0
Shares of treasury stock issued	—	3.1	3.1
Repurchase of common stock at an average cost of $54.18	—	(4.8)	(4.8)
Balance at December 31, 2019	264.5	(43.2)	221.3

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, RSUs and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. For each restricted stock and RSU issued, it is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1.0 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2019 is 27.0 million.

Total stock based compensation expense and the tax related benefit were as follows:

	Year End December 31,
(in millions)	2019	2018	2017

Stock option expense	$7.1	$6.6	$15.4
RSU expense	57.8	13.2	31.2
Total stock based compensation expense	$64.9	$19.8	$46.6

Related deferred income tax benefit	$8.4	$2.4	$8.4

For the years ended December 31, 2019, 2018, and 2017, stock compensation expense of $64.9 million, $19.8 million and $46.6 million, respectively, was recorded in the Consolidated Statements of Operations. For the years ended December 31, 2019, 2018, and 2017, $63.0 million, $18.0 million and $45.7 million, respectively, was recorded in Selling, general and administrative expense and $1.9 million, $0.7 million and $0.7 million, respectively, was recorded in Cost of products sold. For the years ended December 31, 2018 and 2017, the Company recorded $1.1 million and $0.2 million, respectively, in Restructuring and other costs in the Consolidated Statements of Operations. For the years ended December 31, 2019 and 2018, the Company lowered the likely payout level on certain performance-based grants.

There were 1.1 million non-qualified stock options unvested at December 31, 2019. The remaining unamortized compensation cost related to non-qualified stock options is $7.9 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.9 years. The unamortized compensation cost related to RSUs is $58.0 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 3.0 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year End December 31,
	2019	2018	2017

Weighted average fair value per share	$12.20	$12.38	$13.83
Expected dividend yield	0.71%	0.64%	0.57%
Risk-free interest rate	2.36%	2.72%	2.11%
Expected volatility	22.6%	19.7%	20.0%
Expected life (years)	6.00	6.07	5.95

The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $37.3 million, $21.5 million and $65.2 million, respectively.

The total fair value of shares vested for the years ended December 31, 2019, 2018 and 2017 was $43.7 million, $47.8 million and $44.7 million, respectively.

The NQSO transactions for the year ended December 31, 2019 were as follows:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2018	6.4	$46.80	$4.5	5.0	$43.98	$4.5
Granted	0.6	49.71
Exercised	(2.7)	40.34
Cancelled	(0.4)	61.38
Forfeited	(0.1)	59.59
December 31, 2019	3.8	$50.02	$28.1	2.7	$48.85	$23.2

The weighted average remaining contractual term of all outstanding options is 5.4 years and the weighted average remaining contractual term of exercisable options is 4.1 years.

Information about NQSOs outstanding for the year ended December 31, 2019 were as follows:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

30.01	-	40.00	0.5	2.0	$37.50	0.5	$37.51
40.01	-	50.00	1.4	5.9	46.19	0.9	44.24
50.01	-	60.00	1.3	6.3	54.84	0.8	54.36
60.01	-	70.00	0.6	5.4	62.13	0.5	62.08
			3.8	5.4	$50.02	2.7	$48.85

The unvested RSU transactions for the year ended December 31, 2019 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2018	1.5	$56.93
Granted	3.7	45.69
Vested	(0.4)	54.60
Forfeited	(0.3)	55.99
Unvested at December 31, 2019	4.5	$47.79

NOTE 15 - INCOME TAXES

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017

United States	$(109.8)	$(279.6)	$(145.0)
Foreign	455.2	(678.8)	(1,458.5)
	$345.4	$(958.4)	$(1,603.5)

The components of the provision (benefit) for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017

Current:
U.S. federal	$(11.2)	$9.8	$1.7
U.S. state	1.5	3.2	5.9
Foreign	129.4	101.5	83.0
Total	$119.7	$114.5	$90.6

Deferred:
U.S. federal	$(2.0)	$46.4	$2.8
U.S. state	1.8	(3.0)	11.4
Foreign	(37.2)	(105.4)	(158.0)
Total	$(37.4)	$(62.0)	$(143.8)

	$82.3	$52.5	$(53.2)

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
	2019	2018	2017

Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.7	(0.2)	(0.1)
Federal benefit of R&D and foreign tax credits	(2.0)	1.0	2.8
Tax effect of international operations	0.4	1.8	3.6
Global Intangible Low Taxed Income (GILTI)	3.7	(1.1)	—
Net effect of tax audit activity	0.4	(1.0)	(0.6)
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	0.1	0.3	(0.2)
Federal tax on unremitted earnings of certain foreign subsidiaries	0.1	(0.1)	—
Valuation allowance adjustments	(1.3)	(5.7)	(0.7)
U.S. tax reform - net impacts	—	0.4	(1.2)
Tax effect of impairment of goodwill and intangibles	(0.2)	(22.1)	(37.4)
Other	0.9	0.2	2.1

Effective income tax rate on operations	23.8%	(5.5%)	3.3%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2019		2018
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$10.6	$—	$4.5	$—
Employee benefit accruals	55.9	—	56.8	—
Inventory	15.3	—	13.9	—
Identifiable intangible assets	—	630.7	—	686.0
Insurance premium accruals	3.0	—	3.2	—
Miscellaneous accruals	21.3	—	19.2	—
Other	—	2.2	3.0	—
Unrealized losses included in AOCI	46.0	—	24.4	—
Property, plant and equipment	—	49.6	—	56.1
Lease right-of-use asset	—	38.8	—	—
Lease right-of-use liability	39.7	—	—	—
Product warranty accruals	1.5	—	1.5	—
Foreign tax credit and R&D carryforward	73.5	—	78.8	—
Restructuring and other cost accruals	3.8	—	3.1	—
Sales and marketing accrual	6.2	—	5.3	—
Taxes on unremitted earnings of foreign subsidiaries	—	3.5	—	3.2
Tax loss carryforwards and other tax attributes	268.6	—	285.8	—
Subtotal	$545.4	$724.8	$499.5	$745.3
Valuation allowances	(288.0)	—	(288.4)	—
Total	$257.4	$724.8	$211.1	$745.3

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

(in millions)	2019	2018

Assets
Other noncurrent assets, net	$12.2	$18.6
Liabilities
Deferred income taxes	$479.6	$552.8

The Company has $71.2 million of foreign tax credit carryforwards at December 31, 2019, of which $29.1 million will expire in 2024, $38.9 million will expire in 2025, $1.5 million will expire in 2028, and $1.7 million will expire in 2029.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1,303.2 million at December 31, 2019, of which $1,045.3 million expires at various times through 2039 and $257.9 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2019 are tax benefits totaling $239.3 million, before valuation allowances, for the tax loss carryforwards. In addition the Company has recorded a deferred tax asset of $29.3 million, related to tax attributes.

The Company has recorded $217.2 million of valuation allowance to offset the tax benefit of net operating losses, $56.2 million to offset the tax benefit of foreign tax credits, and $14.6 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

The Company has provided $3.5 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2019 is approximately $26.0 million, of this total, approximately $24.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $5.8 million. Of this approximately $5.3 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate.

The total amount of accrued interest and penalties were $2.5 million and $4.1 million at December 31, 2019 and 2018, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. During the years ended December 31, 2018 and 2017, the Company recognized income tax expense of $0.6 million and $0.5 million respectively, related to interest and penalties. During the year ended December 31, 2019, the Company recognized income tax benefit of $1.5 million, related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Germany, Sweden and Switzerland. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012 and 2013 and 2015 and 2016. For further information on the Internal Revenue Service (“IRS”) Audit, see Note 20, Commitments and Contingencies. The tax years 2014 through 2018 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2014 and is currently under audit for the years 2015 through 2017. The taxable years that remain open for Sweden are 2013 through 2018. For information related to Sweden, see Note 20, Commitments and Contingencies. The taxable years that remain open for Switzerland are 2009 through 2018.

The activity recorded for unrecognized tax benefits were as follows:

(in millions)	2019	2018	2017

Unrecognized tax benefits at beginning of period	$27.8	$21.0	$10.8
Gross change for prior period positions	(0.4)	7.5	8.6
Gross change for current year positions	0.3	0.3	0.3
Decrease due to settlements and payments	(3.9)	(0.3)	—
Decrease due to statute expirations	—	(0.1)	—
Increase due to effect of foreign currency translation	—	—	1.3
Decrease due to effect from foreign currency translation	(0.3)	(0.6)	—

Unrecognized tax benefits at end of period	$23.5	$27.8	$21.0

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

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,575.2 million at December 31, 2019 and $1,137.2 million at December 31, 2018. The Act imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

For the GILTI provision of the Act, the Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

The U.S. Department of the Treasury continues to issue interpretative guidance and regulations associated with the Act.

NOTE 16 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings (the "Plan"), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company makes a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $35.3 million, $35.1 million and $33.4 million for the years ended December 31 2019, 2018, and 2017, respectively.

Defined Benefit Plans

The Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. The United States and other foreign pension plans are not significant individually or in the aggregate. Substantially all of the German and Swedish plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. The Company uses a spot rate approach for the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows.

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

The defined benefit pension plan assets maintained in Austria, France, Germany, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess of 4% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns. In accordance with the investment policies, the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Change in Benefit Obligation
Benefit obligation at beginning of year	$511.8	$545.5
Service cost	14.3	16.2
Interest cost	7.6	7.3
Participant contributions	4.0	4.2
Actuarial losses (gains)	79.5	(11.1)
Plan amendments	—	(3.8)
Acquisitions/Divestitures	(0.1)	0.3
Effect of exchange rate changes	(7.2)	(20.3)
Plan curtailments and settlements	(22.5)	(17.5)
Benefits paid	(9.2)	(9.0)
Benefit obligation at end of year	$578.2	$511.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$173.1	$185.7
Actual return on assets	23.5	(7.5)
Plan settlements	(22.5)	(13.4)
Effect of exchange rate changes	1.9	(2.4)
Employer contributions	14.3	15.5
Participant contributions	4.0	4.2
Benefits paid	(9.2)	(9.0)
Fair value of plan assets at end of year	$185.1	$173.1

Funded status at end of year	$(393.1)	$(338.7)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2019	2018

Deferred tax asset	Other noncurrent assets, net	$39.6	$27.5
Total assets		$39.6	$27.5

Current liabilities	Accrued liabilities	(9.1)	(8.4)
Other noncurrent liabilities	Other noncurrent liabilities	(384.0)	(330.3)
Deferred tax liability	Deferred income taxes	(0.4)	(0.4)
Total liabilities		$(393.5)	$(339.1)

Accumulated other comprehensive income	Accumulated other comprehensive loss	113.2	77.9
Net amount recognized		$(240.7)	$(233.7)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Net actuarial loss	$156.7	$109.7
Net prior service cost	(4.2)	(4.6)
Before tax AOCI	$152.5	$105.1
Less: Deferred taxes	39.3	27.2
Net of tax AOCI	$113.2	$77.9

Information for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Year Ended December 31,
(in millions)	2019	2018

Projected benefit obligation	$397.6	$487.7
Accumulated benefit obligation	371.3	465.0
Fair value of plan assets	8.3	149.0

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in Consolidated
(in millions)	2019	2018	2017	Statements of Operations

Service cost	$6.1	$6.1	$6.0	Cost of products sold
Service cost	8.2	10.1	9.7	Selling, general and administrative expenses
Interest cost	7.6	7.3	6.5	Other expense (income), net
Expected return on plan assets	(4.9)	(5.3)	(4.0)	Other expense (income), net
Amortization of prior service credit	(0.5)	(0.2)	(0.2)	Other expense (income), net
Amortization of net actuarial loss	5.6	6.2	6.9	Other expense (income), net
Curtailment and settlement (gains) loss	6.0	(1.2)	—	Other expense (income), net
Net periodic benefit cost	$28.1	$23.0	$24.9

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017

Net actuarial loss (gain)	$52.6	$(5.8)	$13.3
Net prior service cost (credit)	—	(3.5)	0.3
Amortization	(5.1)	(6.0)	(6.7)
Total recognized in AOCI	$47.5	$(15.3)	$6.9
Total recognized in net periodic benefit cost and AOCI	$75.6	$7.7	$31.8

The expected amounts of net loss, prior service cost and transition obligation for defined benefit plans in AOCI that are expected to be amortized as net expense (income) during 2020 were as follows:

(in millions)	Pension Benefits

Amount of net prior service credit	$(0.5)
Amount of net loss	9.0
Total amount to be amortized out of AOCI in 2019	$8.5

Assumptions

The assumptions used to determine benefit obligations and net periodic benefit cost for the Company’s plans are similar for both U.S. and foreign plans.

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2019	2018	2017

Discount rate	1.0%	1.8%	1.6%
Rate of compensation increase	2.1%	2.5%	2.5%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2019	2018	2017

Discount rate	1.8%	1.6%	1.6%
Expected return on plan assets	2.9%	2.9%	2.9%
Rate of compensation increase	2.5%	2.5%	2.6%

Measurement date	12/31/2019	12/31/2018	12/31/2017

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2019 and 2018 is presented in the table below by asset category. Approximately 76% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$12.9	$12.9	$—	$—
Equity securities:
International	55.1	55.1	—	—
Fixed income securities:
Fixed rate bonds (a)	55.1	55.1	—	—
Other types of investments:
Mutual funds (b)	18.3	18.3	—	—
Common trusts (c)	4.3	—	4.3	—
Insurance contracts	30.1	—	—	30.1
Hedge funds	8.9	—	—	8.9
Real estate	0.4	—	—	0.4
Total	$185.1	$141.4	$4.3	$39.4

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$12.4	$12.4	$—	$—
Equity securities:
International	47.2	47.2	—	—
Fixed income securities:
Fixed rate bonds (a)	49.2	49.2	—	—
Other types of investments:
Mutual funds (b)	17.4	17.4	—	—
Common trusts (c)	11.8	—	11.8	—
Insurance contracts	27.7	—	—	27.7
Hedge funds	7.1	—	—	7.1
Real estate	0.3	—	—	0.3
Total	$173.1	$126.2	$11.8	$35.1
(a)This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.
(b) This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.
(c)This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

A reconciliation from December 31, 2018 to December 31, 2019 for the plan assets categorized as Level 3 were as follows:

	December 31, 2019
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2018	$27.7	$7.1	$0.3	$35.1
Actual return on plan assets:
Relating to assets still held at the reporting date	3.7	(1.3)	—	2.4
Purchases, sales and settlements, net	(0.6)	2.9	—	2.3
Effect of exchange rate changes	(0.6)	0.2	—	(0.4)
Balance at December 31, 2019	$30.2	$8.9	$0.3	$39.4

	December 31, 2018
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2017	$29.0	$7.1	$0.3	$36.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(1.1)	(0.6)	—	(1.7)
Purchases, sales and settlements, net	1.1	0.7	—	1.8
Effect of exchange rate changes	(1.3)	(0.1)	—	(1.4)
Balance at December 31, 2018	$27.7	$7.1	$0.3	$35.1

During the year ended December 31, 2018, no assets were transferred out of the Level 3 category.

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

Cash Flows

In 2020, the Company expects to make employer contributions of $15.7 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future were as follows:

(in millions)	Pension Benefits

2020	$19.9
2021	18.9
2022	18.9
2023	19.3
2024	19.6
2025-2029	111.2

NOTE 17 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $33.5 million, $32.1 million and $55.4 million for the years ended 2019, 2018 and 2017, respectively, are reflected in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

In November 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization. The Company expects to incur approximately $275 million in one-time expenditures and charges through 2021. There can be no assurance that the cost reductions and results will be achieved.

In 2017, the Company received all necessary approvals and proceeded with plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within the Company’s two segments. The Company estimated the cost of these initiatives to be approximately $65.0 million, primarily for severance related benefits for employees, for actions implemented in 2017 and 2018. For the year ended December 31, 2017, the Company recorded restructuring costs of $55.4 million of which approximately $29.0 million was associated with these plans.

The Company's restructuring accruals at December 31, 2019 were as follows:

	Severances
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$26.8	$16.4	$—	$43.2
Provisions and adjustments	4.7	1.0	31.0	36.7
Amounts applied	(22.2)	(12.0)	(9.4)	(43.6)
Change in estimates	(7.0)	(0.5)	(1.8)	(9.3)
Balance at December 31, 2019	$2.3	$4.9	$19.8	$27.0

	Lease/Contract Terminations
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$0.5	$0.1	$—	$0.6
Provisions and adjustments	0.7	—	0.1	0.8
Amounts applied	(0.7)	(0.1)	(0.1)	(0.9)
Balance at December 31, 2019	$0.5	$—	$—	$0.5

	Other Restructuring Costs
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$2.0	$0.4	$—	$2.4
Provisions and adjustments	1.2	1.2	2.5	4.9
Amounts applied	(1.1)	(1.6)	(2.2)	(4.9)
Change in estimates	0.1	—	—	0.1
Balance at December 31, 2019	$2.2	$—	$0.3	$2.5

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2018 (a)	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2019

Technologies & Equipment	$32.9	$24.2	$(32.9)	$(5.1)	$19.1
Consumables	13.6	16.9	(15.2)	(3.9)	11.4
All Other	(0.3)	1.3	(1.3)	(0.2)	(0.5)
Total	$46.2	$42.4	$(49.4)	$(9.2)	$30.0
(a) Reclassifications have been made to prior year balances to conform to the new segments, see Note 5, Segment and Geographic Information.

The Company's restructuring accruals at December 31, 2018 were as follows:

	Severances
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$7.7	$48.2	$—	$55.9
Provisions and adjustments	2.0	1.0	28.5	31.5
Amounts applied	(7.0)	(20.2)	(10.2)	(37.4)
Change in estimates	(0.1)	(4.8)	(1.9)	(6.8)
Balance at December 31, 2018	$2.6	$24.2	$16.4	$43.2

	Lease/Contract Terminations
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$0.4	$0.2	$—	$0.6
Provisions and adjustments	1.7	0.3	0.2	2.2
Amounts applied	(1.3)	(0.5)	(0.1)	(1.9)
Change in estimates	(0.3)	—	—	(0.3)
Balance at December 31, 2018	$0.5	$—	$0.1	$0.6

	Other Restructuring Costs
(in millions)	2016 and Prior Plans	2017 Plans	2018 Plans	Total

Balance at December 31, 2017	$2.1	$1.7	$—	$3.8
Provisions and adjustments	1.4	0.6	3.4	5.4
Amounts applied	(2.6)	(1.1)	(3.0)	(6.7)
Change in estimates	(0.1)	—	—	(0.1)
Balance at December 31, 2018	$0.8	$1.2	$0.4	$2.4

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2017	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2018

Technologies & Equipment (a)	$30.1	$21.6	$(15.5)	$(3.3)	$32.9
Consumables (a)	30.0	11.3	(25.4)	(2.3)	13.6
All Other	0.1	6.2	(5.1)	(1.5)	(0.3)
Total	$60.2	$39.1	$(46.0)	$(7.1)	$46.2
(a) Reclassifications have been made to prior year balances to conform to the new segments, see Note 5, Segment and Geographic Information.

Other Costs

For the year ended December 31, 2019, the Company recorded other costs of $47.2 million, which consist of fixed asset impairment charges of $32.8 million and impairment charges of $9.1 million related to impairments of both definite-lived and indefinite-lived intangible assets.

For the year ended December 31, 2018, the Company recorded other costs of $188.9 million, which consist of impairment charges of $179.2 million and $9.7 million primarily related to legal settlements. For further information on the impairment charges, see Note 10, Goodwill and Intangible Assets.

For the year ended December 31, 2017, the Company recorded other costs of $369.8 million, which consist of impairment charges of $346.7 million and legal settlements of $23.1 million. For further information on the impairment charges, see Note 10, Goodwill and Intangible Assets.

NOTE 18 - FINANCIAL INSTRUMENTS AND DERIVATIVES
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

Derivative Instruments Designated as Hedging
Cash Flow Hedges
The following summarizes the notional amounts of cash flow hedges by derivative instrument type at December 31, 2019 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$347.3	$264.0
Interest rate swaps	150.0	—
Total derivative instruments designated as cash flow hedges	$497.3	$264.0
Foreign Exchange Risk Management
The Company uses a program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is excluded and is reported on a straight line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Australian dollars.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
On March 11, 2019, the Company entered into a Treasury Rate Lock ("T-Lock") transaction to hedge the base interest rate variability exposure on a planned $150 million ten year debt issuance in 2021. The T-Lock is designated as a cash flow hedge of interest rate risk. The T-Lock will be cash settled when the debt is issued, with the fair value of the T-Lock recognized as an asset or liability with an offsetting position in AOCI. As interest is accrued on this debt in the future, a pro-rata amount from AOCI will be released and recorded in Other expense (income),net in the Consolidated Statements of Operations.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedge Activity
The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, interest expense and cost of products sold in the Company’s Consolidated Statements of Operations related to all cash flow hedges were as follows:

	Year Ended December 31, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

Effective Portion:
Interest rate swaps	$(10.8)	Interest expense	$(2.4)	$—
Foreign exchange forward contracts	(6.1)	Cost of products sold	1.0	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	2.1
Total in cash flow hedging	$(16.9)		$(1.4)	$2.1

	Year Ended December 31, 2018
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(2.3)	$—
Foreign exchange forward contracts	5.2	Cost of products sold	(8.9)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	1.3
Total for cash flow hedging	$5.1		$(11.2)	$1.3

	Year Ended December 31, 2017
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense (a)	$(2.3)	$—
Foreign exchange forward contracts	(14.6)	Cost of products sold	(3.0)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.9)
Total for cash flow hedging	$(14.7)		$(5.3)	$(0.9)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At December 31, 2019, the Company expects to reclassify $1.1 million of deferred net gains on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive (Loss) Income.

Hedges of Net Investments in Foreign Operations
The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. To hedge a portion of this exposure the Company employs both derivative and non-derivative financial instruments. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments and are included in AOCI. The time value component of the fair value of the derivative is reported on a straight line basis in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

During the year ended December 31, 2019, the Company early terminated its existing 245.6 million euro cross currency basis swap and entered into a new 263.4 million euro cross currency basis swap maturing in August 2021. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $296.0 million bond coupon from 4.1% to 1.2%, which will result in a net reduction of interest expense through maturity in 2021. The early termination resulted in a cash receipt of $17.4 million.

The notional amounts of hedges of net investments by derivative instrument type at December 31, 2019 and the notional amounts expected to mature during the next 12 months were as follows:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$775.9	$258.6
Cross currency basis swaps	295.4	—
Total derivative instruments designated as hedges of net investment	$1,071.3	$258.6
The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Other expense (income), net in the Company’s Consolidated Statements of Operations related to the hedges of net investments were as follows:

	Year Ended December 31, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)
(in millions)

Effective Portion:
Cross currency basis swaps	$9.1	Interest expense	$8.4
Foreign exchange forward contracts	8.6	Other expense (income), net	21.7
Total for net investment hedging	$17.7		$30.1

	Year Ended December 31, 2018
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$14.7	Interest expense	$7.3
		Other expense (income), net	(3.0)
Foreign exchange forward contracts	21.5	Other expense (income), net	15.3
Total for net investment hedging	$36.2		$19.6

	Year Ended December 31, 2017
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)
(in millions)

Effective Portion:
Foreign exchange forward contracts	$(14.1)	Other expense (income), net	$3.7
Total for net investment hedging	$(14.1)		$3.7
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

The notional amounts of fair value hedges by derivative instrument type at December 31, 2019 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$94.0	$38.4
Total derivative instruments designated as fair value hedges	$94.0	$38.4

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Interest expense in the Company’s Consolidated Statements of Operations related to the hedges of fair value were as follows:

	Year Ended December 31, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Foreign exchange forward contracts	$3.0	Interest expense	$3.0
Total for fair value hedging	$3.0		$3.0

The Company had no hedges of fair value during the years ended December 31, 2018 and 2017.

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

The aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at December 31, 2019 and the notional amounts expected to mature during the next 12 months were as follows:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$237.2	$237.2
Total for instruments not designated as hedges	$237.2	$237.2
Derivative Instruments not Designated as Hedges Activity
The amounts of gains and losses recorded Other expense (income), net in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging were as follows:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		December 31,
(in millions)		2019	2018	2017

Foreign exchange forward contracts (a)	Other expense (income), net	$(2.9)	$(6.2)	$(7.7)
Total for instruments not designated as hedges		$(2.9)	$(6.2)	$(7.7)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.
Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and Consolidated Balance Sheets location of the Company’s derivatives were as follows:

	Year Ended December 31, 2019
Designated as Hedges	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in millions)

Foreign exchange forward contracts	$26.9	$11.3	$1.3	$1.8
Interest rate swaps	—	—	—	10.8
Cross currency basis swaps	—	6.9	—	—
Total	$26.9	$18.2	$1.3	$12.6

Not Designated as Hedges

(in millions)

Foreign exchange forward contracts	$2.0	$—	$1.5	$—
Total	$2.0	$—	$1.5	$—

	Year Ended December 31, 2018
Designated as Hedges	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in millions)

Foreign exchange forward contracts	$18.9	$12.4	$—	$0.6
Interest rate swaps	—	—	0.2	—
Cross currency basis swaps	—	11.6	—	—
Total	$18.9	$24.0	$0.2	$0.6

Not Designated as Hedges

(in millions)

Foreign exchange forward contracts	$2.4	$—	$2.6	$—
Total	$2.4	$—	$2.6	$—
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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38.8	$—	$38.8	$(7.8)	$—	$31.0
Cross currency basis swaps	6.9	—	6.9	(0.9)	—	6.0
Total Assets	$45.7	$—	$45.7	$(8.7)	$—	$37.0

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$3.2	$—	$3.2	$(3.0)	$—	$0.2
Interest rate swaps	10.8	—	10.8	(5.7)	—	5.1
Total Liabilities	$14.0	$—	$14.0	$(8.7)	$—	$5.3

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2018 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$33.7	$—	$33.7	$(1.8)	$—	$31.9
Cross currency basis swaps	11.6	—	11.6	(1.6)	—	10.0
Total Assets	$45.3	$—	$45.3	$(3.4)	$—	$41.9

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$3.2	$—	$3.2	$(3.2)	$—	$—
Interest rate swaps	0.2	—	0.2	(0.2)	—	—
Total Liabilities	$3.4	$—	$3.4	$(3.4)	$—	$—

NOTE 19 - FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,440.8 million and $1,433.3 million, respectively, at December 31, 2019. At December 31, 2018, the Company estimated the fair value and carrying value was $1,577.1 million and $1,575.5 million, respectively. The interest rate on the outstanding principal of the $450.0 million Senior Notes is a fixed rate of 4.1% and the fair value is based on interest rates at December 31, 2019. For additional details on interest rates of long term debt, please see Note 13, Financing Arrangements.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$6.9	$—	$6.9	$—
Foreign exchange forward contracts	40.2	—	40.2	—
Total assets	$47.1	$—	$47.1	$—

Liabilities
Interest rate swaps	$10.8	$—	$10.8	$—
Foreign exchange forward contracts	4.6	—	4.6	—
Contingent considerations on acquisitions	8.7	—	—	8.7
Total liabilities	$24.1	$—	$15.4	$8.7

	Year Ended December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$11.6	$—	$11.6	$—
Foreign exchange forward contracts	33.7	—	33.7	—
Total assets	$45.3	$—	$45.3	$—

Liabilities
Interest rate swaps	$0.2	$—	$0.2	$—
Foreign exchange forward contracts	3.2	—	3.2	—
Contingent considerations on acquisitions	9.1	—	—	9.1
Total liabilities	$12.5	$—	$3.4	$9.1

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 18, Financial Instruments and Derivatives.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The Company’s Level 3 liabilities at December 31, 2019 are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, December 31, 2017	$8.6
Unrealized gain:
Reported in Other expense (income), net	0.9
Effect of exchange rate changes	(0.4)
Balance, December 31, 2018	$9.1
Unrealized gain:
Reported in Other expense (income), net	2.3
Payments	(2.5)
Effect of exchange rate changes	(0.2)
Balance, December 31, 2019	$8.7

There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2019 and 2018.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. In his submission to the Court, Mr. Fischer disputed the central allegations raised by Mr. Redlich in his lawsuit. The Court held several hearings in the matter, and then closed the hearings in June 2019 pending the Court’s decision on the capacity of Mr. Fischer to enter into a binding agreement of the type alleged by Mr. Redlich in the manner alleged. On November 5, 2019, the Company received the Court’s judgment rejecting Mr. Redlich’s lawsuit and dismissing his claims. Mr. Redlich appealed in December 2019 and the Company filed its response in January 2020 seeking to uphold the Court’s ruling. On February 27, 2020, the Company received the Appellate Court’s decision rejecting Mr. Redlich’s appeal and upholding the decision of the lower court dismissing his claims. The Court of Appeals has denied Mr. Redlich the right to file a further appeal in this matter, however, Mr. Redlich has the ability to seek an extraordinary appeal of the appellate decision through March 2020.

On January 25, 2018, Futuredontics, Inc. received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The parties intend to participate in a mediation in July 2020 and the case will be stayed until that time. The Company continues to vigorously defend against these matters.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Class Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. The Company has filed motions to dismiss the amended complaint, to stay discovery pending resolution of the motion to dismiss, and to stay all proceedings pending resolution of the Federal Class Action described below. On August 2, 2019, the Court denied the Company's motions to stay discovery and to stay all proceedings. On August 21, 2019, the Company filed a notice of appeal of that decision. Briefing has not yet commenced on that appeal. On September 26, 2019, the Court granted the Company's motion to dismiss all claims. The associated judgment was entered on September 30, 2019. On October 25, 2019, the plaintiffs filed a notice of appeal of the motion to dismiss decision and the judgment. On November 4, 2019, the Company filed a notice of cross-appeal of select rulings in the Court's motion to dismiss decision. On October 9, 2019, the plaintiffs moved by order to show cause to vacate or modify the judgment and grant plaintiffs leave to amend their complaint. On February 4, 2020, the Court denied the plaintiffs' motion.

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

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms. The Company filed a motion to dismiss, which has been fully briefed by the parties. The Company is awaiting the Court's decision.

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

The Company believes the IRS' position is without merit and believes that it is more likely-than-not the Company’s position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2017 and is also expected to do the same for the 2018 tax year. If such interest expense deductions were disallowed, the Company would be subject to an additional $41.0 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The Administrative Court of Appeal then halted the proceedings awaiting the outcome of a pending case before the Supreme Administrative Court where a reference has been made to the European Court of Justice regarding the compatibility of the Swedish rules with European Union law. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions. Therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. The Company intends to vigorously defend its position and pursue related appeals.

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

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY SIRONA INC.
Quarterly Financial Information (Unaudited)
(in millions, except per share amounts)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding	Total Year

Net sales	$946.2	$1,009.4	$962.1	$1,111.5	$—	$4,029.2
Gross profit (a)	499.7	540.8	514.0	610.6	—	2,165.1
Operating income	47.3	67.5	109.5	136.6	—	360.9

Net income attributable to Dentsply Sirona	39.2	36.4	85.0	102.3	—	262.9

Net income per common share - basic	$0.18	$0.16	$0.38	$0.46	$—	$1.18

Net income per common share - diluted	$0.17	$0.16	$0.38	$0.46	$—	$1.17

Cash dividends declared per common share	$0.0875	$0.0875	$0.1000	$0.1000	$—	$0.3750
(a) During the quarter ended December 31, 2019, the Company reclassified certain expenses from Cost of products sold to SG&A expense. The reclassification was the result of the Company's review of its product costing allocation process at one of its manufacturing facilities. The Company's review of this expense allocation process found that certain expenses within human resources, customer service and information technology had been misclassified as Cost of products sold rather than in SG&A expenses. The reclassifications were entirely within the Technologies & Equipment segment. The Company elected not to reclassify these expense allocations in the prior years' and prior quarters' data as it was not material to the Company's Consolidated Statements of Operations in those periods.

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding	Total Year

Net sales	$956.1	$1,042.1	$928.4	$1,059.7	$—	$3,986.3
Gross profit	514.1	552.8	476.1	524.8	—	2,067.8
Goodwill impairment (a)	—	1,085.8	—	—	—	1,085.8
Operating income (loss)	68.7	(1,154.1)	45.5	81.8	—	(958.1)

Net income (loss) attributable to Dentsply Sirona	81.2	(1,122.0)	28.0	1.8	—	(1,011.0)

Net income (loss) per common share - basic	$0.36	$(4.98)	$0.13	$0.01	$(0.03)	$(4.51)

Net income (loss) per common share - diluted	$0.35	$(4.98)	$0.13	$0.01	$(0.02)	$(4.51)

Cash dividends declared per common share	$0.0875	$0.1750	$—	$0.0875	$—	$0.3500
(a) During the quarter ended June 30, 2018, the Company recorded goodwill and intangible asset impairments. See Note 10, Goodwill and Intangible Assets for further information.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

		Additions
Description	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2017	$22.7	$6.6	$(2.6)	$(4.8)	$0.5	$22.4
2018	22.4	6.0	1.1	(2.6)	(2.4)	24.5
2019	24.5	10.7	0.8	(6.1)	(0.5)	29.4

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2017	$182.7	$2,829.8	$—	$—	$2.3	$3,014.8
2018	3,014.8	107.9	—	(2,768.9)	(65.4)	288.4
2019	288.4	8.2	—	(6.0)	(2.6)	288.0

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the 2020 Proxy Statement, which is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required under this item is set forth in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required under this item is set forth in the 2020 Proxy Statement, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Quarterly Financial Information (Unaudited)

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018, and 2017.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (14)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (17)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (22)
3.2		Fifth Amended and Restated By-Laws, dated as of February 14, 2018 (20)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (3)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (13)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
4.3		$700.0 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (23)
4.4		Description of the Registrant's Securities (Filed herewith)
4.5	(a)	$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (12)
	(b)	First Amendment to the $175.0 Million Credit Agreement dated November 30, 2015 between the Company and PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (15)

Exhibit Number		Description
4.6		Form of Indenture (10)
4.7		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (11)
4.8	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (13)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (15)
4.9		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (13)
4.10		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (15)
4.11		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (17)
4.12		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (28)
10.1		2002 Amended and Restated Equity Incentive Plan* (5)
10.2		Restricted Stock Unit Deferral Plan* (15)
10.3	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.4		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (5)
10.5		DENTSPLY SIRONA Inc. Directors' Deferred Compensation Plan, as amended and restated January 1, 2019* (25)
10.6		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (25)
10.7		Incentive Compensation Plan, amended and restated* (9)
10.8		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.9	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (4)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (2)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (2)
	(d)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Commerzbank AG (formerly known as Dresdner Bank AG), Frankfurt, and the Company (5)
	(e)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (12)
	(f)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (12)
10.10		2010 Equity Incentive Plan, amended and restated* (15)

Exhibit Number		Description
10.11		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (21)
10.12		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (16)
10.13		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (16)
10.14		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (17)
10.15		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan* (17)
10.16	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (18)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (26)
	(c)	Separation and Release of Claims Agreement, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos, dated May 24, 2019* (27)
10.17	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Keith Ebling* (21)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Keith J. Ebling* (26)
10.18	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (19)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (25)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (26)
10.19		Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (20)
10.20		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.21		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.22		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.23		Employee Stock Purchase Plan, dated May 23, 2018* (24)
10.24	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (30)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (29)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (Filed herewith)
10.25		Form of Performance Restricted Stock Unit Award Agreement* (26)
10.26		Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (29)
10.27		Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (29)
10.28		Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (29)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
31.1		Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2		Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32		Section 906 Certification Statement (Furnished herewith)
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated November 3, 2017, File no.0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated March 8, 2019, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2019, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 26, 2019, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company's Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Donald M. Casey, Jr.
Donald M. Casey, Jr.
Chief Executive Officer

Date:		March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Donald M. Casey, Jr.	March 2, 2020
	Donald M. Casey, Jr.	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Jorge M. Gomez	March 2, 2020
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Eric K. Brandt	March 2, 2020
	Eric K. Brandt	Date
Chairman of the Board of Directors

/s/	Dr. Michael C. Alfano	March 2, 2020
	Dr. Michael C. Alfano	Date
Director

/s/	Willie A. Deese	March 2, 2020
	Willie A. Deese	Date
Director

/s/	Betsy D. Holden	March 2, 2020
	Betsy D Holden	Date
Director

/s/	Harry M. Jansen Kraemer, Jr.	March 2, 2020
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Arthur D. Kowaloff	March 2, 2020
	Arthur D. Kowaloff	Date
Director

/s/	Gregory T. Lucier	March 2, 2020
	Gregory T. Lucier	Date
Director

/s/	Francis J. Lunger	March 2, 2020
	Francis J. Lunger	Date
Director

/s/	Leslie F. Varon	March 2, 2020
	Leslie F Varon	Date
Director

/s/	Janet S. Vergis	March 2, 2020
	Janet S. Vergis	Date
Director