Form 10-Q
period 2020-03-31
DENTSPLY SIRONA Inc.
filed 2020-05-11
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 4, 2020, DENTSPLY SIRONA Inc. had 219,080,440 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$874.3	$946.2
Cost of products sold	406.5	446.5

Gross profit	467.8	499.7
Selling, general, and administrative expenses	393.5	431.9
Goodwill impairment	156.6	—
Restructuring and other costs	42.5	20.5

Operating (loss) income	(124.8)	47.3

Other income and expenses:
Interest expense	6.7	8.4
Interest income	(0.4)	(1.1)
Other expense (income), net	(1.4)	(13.8)

(Loss) income before income taxes	(129.7)	53.8
Provision for income taxes	10.2	14.6

Net (loss) income	(139.9)	39.2

Less: Net loss attributable to noncontrolling interest	—	—

Net (loss) income attributable to Dentsply Sirona	$(139.9)	$39.2

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(0.63)	$0.18
Diluted	$(0.63)	$0.17

Weighted average common shares outstanding:
Basic	220.9	223.3
Diluted	220.9	225.0

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(139.9)	$39.2

Other comprehensive loss, net of tax:
Foreign currency translation loss	(118.4)	(61.0)
Net gain on derivative financial instruments	4.6	1.7
Pension liability gain	1.6	0.9
Total other comprehensive loss, net of tax	(112.2)	(58.4)

Total comprehensive loss	(252.1)	(19.2)

Less: Comprehensive income attributable to noncontrolling interests	0.3	0.3

Total comprehensive loss attributable to Dentsply Sirona	$(252.4)	$(19.5)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$235.9	$404.9
Accounts and notes receivables-trade, net	709.1	782.0
Inventories, net	590.5	561.7
Prepaid expenses and other current assets, net	269.7	251.3
Total Current Assets	1,805.2	1,999.9

Property, plant and equipment, net	776.6	802.4
Operating lease right-of-use assets, net	146.9	159.3
Identifiable intangible assets, net	2,045.4	2,176.3
Goodwill, net	3,191.8	3,396.5
Other noncurrent assets, net	92.5	68.5
Total Assets	$8,058.4	$8,602.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$271.1	$307.9
Accrued liabilities	522.9	629.2
Income taxes payable	64.5	56.1
Notes payable and current portion of long-term debt	33.0	2.3
Total Current Liabilities	891.5	995.5

Long-term debt	1,421.2	1,433.1
Operating lease liabilities	108.3	119.5
Deferred income taxes	464.7	479.6
Other noncurrent liabilities	482.5	480.3
Total Liabilities	3,368.2	3,508.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2020 and December 31, 2019
219.1 million and 221.3 million shares outstanding at March 31, 2020 and December 31, 2019, respectively
Capital in excess of par value	6,553.9	6,586.7
Retained earnings	1,242.2	1,404.2
Accumulated other comprehensive loss	(712.2)	(599.7)
Treasury stock, at cost, 45.4 million and 43.2 million shares at March 31, 2020 and December 31, 2019, respectively	(2,399.0)	(2,301.3)
Total Dentsply Sirona Equity	4,687.5	5,092.5

Noncontrolling interests	2.7	2.4
Total Equity	4,690.2	5,094.9
Total Liabilities and Equity	$8,058.4	$8,602.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$2.6	$6,586.7	$1,404.2	$(599.7)	$(2,301.3)	$5,092.5	$2.4	$5,094.9
Net loss	—	—	(139.9)	—	—	(139.9)	—	(139.9)
Other comprehensive (loss) income	—	—	—	(112.5)	—	(112.5)	0.3	(112.2)
Exercise of stock options	—	(0.5)	—	—	4.3	3.8	—	3.8
Stock based compensation expense	—	9.4	—	—	—	9.4	—	9.4
Funding of Employee Stock Purchase Plan	—	0.8	—	—	1.3	2.1	—	2.1
Treasury shares purchased	—	(28.0)	—	—	(112.0)	(140.0)	—	(140.0)
Restricted Stock Unit distributions	—	(14.8)	—	—	8.7	(6.1)	—	(6.1)
Restricted Stock Unit dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(21.8)	—	—	(21.8)	—	(21.8)
Balance at March 31, 2020	$2.6	$6,553.9	$1,242.2	$(712.2)	$(2,399.0)	$4,687.5	$2.7	$4,690.2

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive (loss) income	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of Employee Stock Purchase Plan	—	0.1			1.9	2.0	—	2.0
Restricted Stock Unit distributions	—	(12.8)			8.0	(4.8)	—	(4.8)
Restricted Stock Unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(139.9)	$39.2

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	32.2	34.9
Amortization of intangible assets	47.2	48.2
Amortization of deferred financing costs	0.7	0.7
Goodwill impairment	156.6	—
Indefinite-lived intangible asset impairment	38.7	5.3
Deferred income taxes	(8.1)	(6.0)
Stock based compensation expense	9.5	9.2
Restructuring and other costs - non-cash	1.9	9.7
Other non-cash expense (income)	8.1	(7.8)
Loss (gain) on disposal of property, plant and equipment	0.2	(0.1)
Gain on divestiture of noncontrolling interest	—	(8.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	53.3	36.5
Inventories, net	(57.3)	(31.5)
Prepaid expenses and other current assets, net	(27.2)	(16.3)
Other noncurrent assets, net	(6.8)	4.8
Accounts payable	(28.9)	(11.3)
Accrued liabilities	(95.1)	(90.1)
Income taxes	7.0	12.3
Other noncurrent liabilities	(2.8)	0.3
Net cash (used in) provided by operating activities	(10.7)	29.3

Cash flows from investing activities:
Capital expenditures	(25.6)	(33.9)
Cash paid on sale of non-strategic businesses or product lines	—	(1.0)
Cash received on derivatives contracts	9.4	22.7
Purchase of short-term investments	—	(0.8)
Proceeds from sale of property, plant, and equipment, net	0.7	0.3
Net cash used in investing activities	(15.5)	(12.7)

Cash flows from financing activities:
Proceeds (repayments) on short-term borrowings, net	30.8	(67.9)
Cash paid for treasury stock	(140.0)	—
Cash dividends paid	(22.1)	(19.5)
Proceeds from long-term borrowings, net of deferred financing costs	—	0.9
Repayments on long-term borrowings	(0.8)	(1.9)
Proceeds from exercised stock options	3.8	19.8
Cash paid for contingent consideration on prior acquisitions	(1.6)	(30.6)
Net cash used in financing activities	(129.9)	(99.2)
Effect of exchange rate changes on cash and cash equivalents	(12.9)	(1.6)
Net decrease in cash and cash equivalents	(169.0)	(84.2)
Cash and cash equivalents at beginning of period	404.9	309.6
Cash and cash equivalents at end of period	$235.9	$225.4

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and Subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2019.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2019, except as may be indicated below.

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

For the three months ended March 31, 2020, the Company made certain estimates and assumptions related to the financial statements. Some of these estimates and assumptions were based on the impacts of the COVID-19 pandemic as they were known as of the date of the filing of this Form 10-Q and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of the date of issuance of these consolidated financial statements, the full extent to which the COVID-19 pandemic will directly or indirectly materially impact the Company's financial condition, liquidity, or results of operations is highly uncertain and difficult to predict. As the response to the pandemic is in its incipient stages, information is rapidly evolving. More specifically, the Company has been affected by social distancing guidelines, stay-at-home orders, and limits to essential-only dental procedures which has led to a decline in demand for the Company's products. Furthermore, economies and, to a lesser extent, capital markets worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption has had, and could continue to have, a material adverse effect on the Company's business. Governmental authorities around the world have responded with fiscal policy actions to support economies as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

During the first quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in Europe and certain countries in Asia where the Company experienced partial or country-wide lockdowns of operations in various markets, including China, France, and Italy. The first quarter impact of COVID-19 affected March sales and financial results, specifically in the second half of the month. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations will be materially impacted for the remainder of 2020. As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company has implemented several measures to improve liquidity and operating results, including reduction of hours or furloughs of the Company's employees, suspended hiring, travel bans, delaying some of its planned capital expenditures, and deferring other discretionary spending for 2020. The Company believes it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with the Company's existing debt covenants for the next twelve months.

Specifically, at March 31, 2020, the Company had $235.9 million of cash and subsequently drew $700.0 million of cash against the available borrowings under its revolving credit facility, which does not mature until 2024. On April 9, 2020, the Company closed on a $310.0 million revolving credit facility, which matures on April 8, 2021. In addition, on May 5, 2020 the Company entered into a 40.0 million euro 364-day revolving credit facility with a maturity date of April 30, 2021. At March 31, 2020, the Company is in compliance with all of the debt covenants. The Company expects to remain in compliance with all covenants, one of which includes an operating income excluding depreciation and amortization to interest expense of not less than 3.0 times on a trailing twelve months basis. If recovery from the pandemic takes longer than currently estimated by the Company, the Company may need to seek covenant waivers in the future. The Company's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.

Revenue Recognition

At March 31, 2020, the Company had $26.6 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $31.4 million at March 31, 2020 and $29.4 million at December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures or internal controls.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal period beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures or internal controls.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this standard are required for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments should be applied on a retrospective basis for all periods presented. The Company will adopt this standard on December 31, 2020. The adoption of this standard will not materially impact the Company's disclosures.

NOTE 2 – STOCK COMPENSATION

Total stock based compensation expense for non-qualified stock options, restricted stock units ("RSU") and the tax related benefit were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019

Stock option expense	$1.6	$2.2
RSU expense	7.6	6.7
Total stock based compensation expense	$9.2	$8.9

Related deferred income tax benefit	$1.0	$1.4

For the three months ended March 31, 2020, stock compensation expense was $9.2 million of which $8.9 million was recorded in Selling, general, and administrative expense, and $0.3 million was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three months ended March 31, 2019, stock compensation expense was $8.9 million of which $8.6 million was recorded in Selling, general, and administrative expense, and $0.3 million was recorded in Cost of products sold in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Components of Other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019

Foreign currency translation losses	$(123.0)	$(71.9)
Foreign currency translation gain on hedges of net investments	4.3	10.6

These amounts are recorded in Accumulated other comprehensive income (loss) ("AOCI"), net of any related tax adjustments. At March 31, 2020 and December 31, 2019, the cumulative tax adjustments were $166.9 million and $173.0 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $383.2 million and $260.2 million at March 31, 2020 and December 31, 2019, respectively, and cumulative losses on loans designated as hedges of net investments of $103.8 million and $108.1 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2020 and 2019 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368.3)	$(10.6)	$(100.7)	$(120.1)	$(599.7)
Other comprehensive (loss) income before reclassifications and tax impact	(116.7)	(15.7)	24.7	—	(107.7)
Tax (expense) benefit	(2.0)	4.0	(8.1)	—	(6.1)
Other comprehensive (loss) income, net of tax, before reclassifications	(118.7)	(11.7)	16.6	—	(113.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(0.3)	—	1.6	1.3
Net (decrease) increase in other comprehensive loss	(118.7)	(12.0)	16.6	1.6	(112.5)
Balance, net of tax, at March 31, 2020	$(487.0)	$(22.6)	$(84.1)	$(118.5)	$(712.2)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(59.9)	(7.7)	18.6	—	(49.0)
Tax (expense) benefit	(1.4)	2.4	(11.8)	—	(10.8)
Other comprehensive (loss) income, net of tax, before reclassifications	(61.3)	(5.3)	6.8	—	(59.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.2	—	0.9	1.1
Net (decrease) increase in other comprehensive loss	(61.3)	(5.1)	6.8	0.9	(58.7)
Balance, net of tax, at March 31, 2019	$(346.0)	$(4.5)	$(104.6)	$(82.3)	$(537.4)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 were as follows:

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
(in millions)	2020	2019

Gain (loss) on derivative financial instruments:
Interest rate swaps	$(0.5)	$(0.6)	Interest expense
Foreign exchange forward contracts	0.8	0.4	Cost of products sold
Net gain (loss) after tax	$0.3	$(0.2)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(2.2)	(1.4)	(a)
Net loss before tax	(2.1)	(1.3)
Tax impact	0.5	0.4	Provision for income taxes
Net loss after tax	$(1.6)	$(0.9)

Total reclassifications for the period	$(1.3)	$(1.1)
(a) These AOCI components are included in the computation of net periodic benefit cost for the three months ended March 31, 2020 and 2019.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share were as follows:

Basic Earnings Per Common Share Computation	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019

Net (loss) income attributable to Dentsply Sirona	$(139.9)	$39.2

Weighted average common shares outstanding	220.9	223.3

(Loss) earnings per common share - basic	$(0.63)	$0.18

Diluted Earnings Per Common Share Computation	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019

Net (loss) income attributable to Dentsply Sirona	$(139.9)	$39.2

Weighted average common shares outstanding	220.9	223.3
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.7
Total weighted average diluted shares outstanding	220.9	225.0

(Loss) earnings per common share - diluted	$(0.63)	$0.17

The calculation of weighted average diluted common shares outstanding excluded 1.4 million of potentially diluted common shares because the Company reported a net loss for the three months ended March 31, 2020. Stock options and RSUs of 2.6 million equivalent shares of common stock that were outstanding during the three months ended March 31, 2020 were excluded because their effect would be antidilutive. There were 4.5 million antidilutive equivalent shares of common stock outstanding during the three months ended March 31, 2019.

On March 9, 2020, the Company entered into an accelerated share repurchase agreement with a financial institution pursuant to an Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $140.0 million of shares of the Company's common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $140.0 million cash to a financial institution and received an initial delivery of 2.7 million shares of the Company’s common stock on March 9, 2020 based on a closing market price of $42.12 per share and the applicable contractual discount. This was approximately 80% of the then estimated total number of shares expected to be repurchased under the ASR Agreement. The Company expects to receive the remaining shares during the Company's second quarter of 2020.

NOTE 5 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology, and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 90% and 92% of net sales for the three months ended March 31, 2020 and 2019, respectively.

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

The Company evaluates performance of the segments based on the groups’ net sales and segment adjusted operating income. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

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

The Company’s segment information was as follows:

Net Sales

	Three Months Ended March 31,
(in millions)	2020	2019

Technologies & Equipment	$520.3	$520.8
Consumables	354.0	425.4
Total net sales	$874.3	$946.2

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions)	2020	2019

Technologies & Equipment	$111.1	$71.8
Consumables	61.6	105.7
Segment adjusted operating income	172.7	177.5

Reconciling items expense (income):
All other (a)	49.7	59.7
Goodwill impairment	156.6	—
Restructuring and other costs	42.5	20.5
Interest expense	6.7	8.4
Interest income	(0.4)	(1.1)
Other expense (income), net	(1.4)	(13.8)
Amortization of intangible assets	47.2	48.2
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1.5	1.8
(Loss) income before income taxes	$(129.7)	$53.8
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2020 and December 31, 2019 were $9.4 million and $5.0 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2020 and December 31, 2019 by $18.3 million and $14.3 million, respectively.

Inventories, net of inventory valuation reserves, were as follows:

(in millions)	March 31, 2020	December 31, 2019

Finished goods	$368.4	$356.4
Work-in-process	80.3	82.5
Raw materials and supplies	141.8	122.8
Inventories, net	$590.5	$561.7

The inventory valuation reserve was $86.2 million and $85.0 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 7 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2020 the Company recorded restructuring and other costs of $42.5 million, which included net restructuring costs of $2.3 million. During the three months ended March 31, 2019, the Company recorded net restructuring and other costs of $20.5 million, which included net restructuring costs of $14.2 million. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company’s restructuring accruals at March 31, 2020 were as follows:

	Severance
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$7.2	$19.8	$—	$27.0
Provisions	0.2	0.7	1.4	2.3
Amounts applied	(0.8)	(3.0)	—	(3.8)
Change in estimates	(0.1)	(0.2)	—	(0.3)
Balance at March 31, 2020	$6.5	$17.3	$1.4	$25.2

	Lease/Contract Terminations
(in millions)	2018 and Prior Plans	Total

Balance at December 31, 2019	$0.5	$0.5
Provisions	0.1	0.1
Amounts applied	(0.1)	(0.1)
Balance at March 31, 2020	$0.5	$0.5

	Other Restructuring Costs
(in millions)	2018 and Prior Plans	2019 Plans	Total

Balance at December 31, 2019	$2.2	$0.3	$2.5
Provisions	—	0.3	0.3
Amounts applied	—	(0.3)	(0.3)
Change in estimate	—	(0.1)	(0.1)
Balance at March 31, 2020	$2.2	$0.2	$2.4
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2019	Provisions	Amounts Applied	Change in Estimates	March 31, 2020

Technologies & Equipment	$19.1	$1.5	$(2.7)	$(0.3)	$17.6
Consumables	11.4	0.8	(1.0)	(0.1)	11.1
All Other	(0.5)	0.4	(0.5)	—	(0.6)
Total	$30.0	$2.7	$(4.2)	$(0.4)	$28.1

Other Costs

Other costs for the three months ended March 31, 2020 and March 31, 2019, were $40.2 million and $6.3 million, respectively.

For the three months ended March 31, 2020, the Company recorded an impairment charge of $38.7 million. The impaired indefinite-lived intangible assets are tradenames and trademarks related to a reporting unit within the Technologies & Equipment segment. For further details, see Note 12, Goodwill and Intangible Assets.

For the three months ended March 31, 2019, the Company recorded an impairment charge of $5.3 million. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to a reporting unit within the Technologies & Equipment segment. For further details, see Note 12, Goodwill and Intangible Assets.

NOTE 8 – FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2020 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$331.2	$250.4
Interest rate swaps	150.0	—
Total derivative instruments designated as cash flow hedges	$481.2	$250.4

Foreign Exchange Risk Management

The Company uses a program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Australian dollars.

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

Cash Flow Hedge Activity

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Cost of products sold in the Company's Consolidated Statements of Operations related to the cash flow hedges were as follows:

	March 31, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(17.9)	Interest expense	$(0.5)	$—
Foreign exchange forward contracts	2.2	Cost of products sold	0.8	—

Ineffective Portion:
Foreign exchange forward contracts	—	Cost of products sold	—	0.7
Total in cash flow hedging	$(15.7)		$0.3	$0.7

Gains and losses recorded in AOCI in the Consolidated Balance Sheets and Cost of products sold in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2019 were insignificant.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries, the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments; which are designated as hedges of net investments and are included in AOCI. The time value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio early which resulted in a $48.1 million gain. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

The notional amount of hedges of net investments by derivative instrument type at March 31, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts - Euro	$363.2	$363.2
Foreign exchange forward contracts - Swiss franc	342.4	342.4
Cross currency basis swaps	289.9	—
Total for instruments designated as hedges of net investment	$995.5	$705.6

The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments were as follows:

	March 31, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$8.8	Interest expense	$2.2
Foreign exchange forward contracts	15.9	Other expense (income), net	5.8
Total for net investment hedging	$24.7		$8.0

	March 31, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$3.1	Interest expense	$2.0
Foreign exchange forward contracts	15.5	Other expense (income), net	3.5
Total for net investment hedging	$18.6		$5.5

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

The notional amounts of fair value hedges by derivative instrument type at March 31, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$79.6	$36.2
Total derivative instruments as fair value hedges	$79.6	$36.2

Gains (losses) recorded in AOCI on the Consolidated Balance Sheets and Other expense (income), net on the Company's Consolidated Statements of Operations related to the fair value hedges for the three months ended March 31, 2020 and 2019 were insignificant.

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

The aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$221.1	$221.1
Total for instruments not designated as hedges	$221.1	$221.1

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2020 and 2019 were insignificant.

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$51.9	$7.3	$3.9	$0.8
Interest rate swaps	—	—	—	28.4
Cross currency basis swaps	—	15.6	—	—
Total	$51.9	$22.9	$3.9	$29.2

	March 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Not Designated as Hedges:
Foreign exchange forward contracts	$4.8	$—	$1.6	$—
Total	$4.8	$—	$1.6	$—

	December 31, 2019
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$26.9	$11.3	$1.3	$1.8
Interest rate swaps	—	—	—	10.8
Cross currency basis swaps	—	6.9	—	—
Total	$26.9	$18.2	$1.3	$12.6

	December 31, 2019
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Not Designated as Hedges:
Foreign exchange forward contracts	$2.0	$—	$1.5	$—
Total	$2.0	$—	$1.5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$63.3	$—	$63.3	$(12.2)	$—	$51.1
Cross currency basis swaps	15.6	—	15.6	(3.3)	—	12.3
Total Assets	$78.9	$—	$78.9	$(15.5)	$—	$63.4

Liabilities
Foreign exchange forward contracts	$5.6	$—	$5.6	$(5.6)	$—	$—
Interest rate swaps	28.4	—	28.4	(9.9)	—	18.5
Total Assets	$34.0	$—	$34.0	$(15.5)	$—	$18.5

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38.8	$—	$38.8	$(7.8)	$—	$31.0
Cross currency basis swaps	6.9	—	6.9	(0.9)	—	6.0
Total Assets	$45.7	$—	$45.7	$(8.7)	$—	$37.0

Liabilities
Foreign exchange forward contracts	$3.2	$—	$3.2	$(3.0)	$—	$0.2
Interest rate swaps	10.8	—	10.8	(5.7)	—	5.1
Total Assets	$14.0	$—	$14.0	$(8.7)	$—	$5.3

NOTE 9 – FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At March 31, 2020, the Company estimated the fair value of total long-term debt, including the current portion, using Level 1 inputs and carrying value, were $1,463.0 million and $1,454.1 million, respectively. At December 31, 2019, the Company estimated the fair value and carrying value of total long-term debt, including the current portion, were $1,440.8 million and $1,433.3 million, respectively.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$15.6	$—	$15.6	$—
Foreign exchange forward contracts	64.0	—	64.0	—
Total assets	$79.6	$—	$79.6	$—

Liabilities
Interest rate swaps	$28.4	$—	$28.4	$—
Foreign exchange forward contracts	6.3	—	6.3	—
Contingent considerations on acquisitions	6.9	—	—	6.9
Total liabilities	$41.6	$—	$34.7	$6.9

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$6.9	$—	$6.9	$—
Foreign exchange forward contracts	40.2	—	40.2	—
Total assets	$47.1	$—	$47.1	$—

Liabilities
Interest rate swaps	$10.8	$—	$10.8	$—
Foreign exchange forward contracts	4.6	—	4.6	—
Contingent considerations on acquisitions	8.7	—	—	8.7
Total liabilities	$24.1	$—	$15.4	$8.7

There have been no transfers between levels during the three months ended March 31, 2020.

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 8, Financial Instruments and Derivatives.

Assets Measured at Fair Value on a Non-Recurring Basis

For the three months ended March 31, 2020, the Company recorded impairments of $156.6 million related to goodwill and $38.7 million related to indefinite-lived intangible assets for the Equipment & Instruments reporting unit. The carrying value of $290.4 million of goodwill related to this reporting unit represents the estimated fair value as determined in the March 31, 2020 valuation. The carrying value of $75.0 million of identifiable indefinite-lived intangible assets was also related to businesses within this reporting unit and represents the estimated fair value as determined in the March 31, 2020 valuation. The valuation technique and inputs, which used Level 3 unobservable inputs, as well as further details on the impairment are disclosed in Note 12, Goodwill and Intangible Assets.

Certain goodwill and identifiable indefinite-lived intangible assets that were measured at fair value on a non-recurring basis by level within the fair value hierarchy were as follows:

	March 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Identifiable intangible assets, net	$75.0	$—	$—	$75.0
Goodwill, net	290.4	—	—	290.4
Total assets	$365.4	$—	$—	$365.4

NOTE 10 – INCOME TAXES

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

Other Tax Matters

During the three months ended March 31, 2020, the Company recorded $6.0 million of tax expense for discrete tax matters. The Company also recorded a $10.6 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge.

During the three months ended March 31, 2019, the Company recorded $2.4 million of tax expense for discrete tax matters. The Company also recorded a $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge recorded during the quarter.

NOTE 11 – FINANCING ARRANGEMENTS

The Company has access to a $700.0 million multi-currency revolving credit facility. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under this facility.

The Company has a $500.0 million commercial paper program. The multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At March 31, 2020 there was $31.2 million outstanding under the commercial paper program. At December 31, 2019 there were no outstanding borrowings under the commercial paper program.

At March 31, 2020, the Company had $703.2 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2020 the Company was in compliance with all debt covenants.

Subsequent Event

In response to the COVID-19 pandemic, on April 9, 2020 the Company entered into a $310.0 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects, is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. This revolving credit facility is in addition to those credit facilities as described above as well as disclosed in the Company's Form 10-K for the year ended December 31, 2019 filed on March 2, 2020.

On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 revolving credit facility, which is equal to $700.0 million. The Company has previously not drawn down any sums under this facility. The borrowings will bear interest at the rate of adjusted LIBOR plus 1.25%.

On May 5, 2020 the Company entered into a 40.0 million euro 364-day revolving credit facility with a maturity date of April 30, 2021. The agreement is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company.

Although the Company has no immediate need for additional liquidity, the Company has elected to draw down the $700.0 million credit facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. The proceeds will be used for working capital and other general corporate purposes. Through the date of the filing of this Form 10-Q, the Company has not borrowed on the $310.0 million credit facility or the 40.0 million euro credit facility noted above.

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

In preparing the financial statements for the quarter ended March 31, 2020, the Company identified an impairment triggering event related to four of its reporting units. The Company has experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic. These actions meaningfully impacted end user demand for routine dental procedures in most of the Company's markets. The Company updated its future forecasted revenues, operating margins and weighted average cost of capital for all four of the reporting units which were impacted by the continuing pandemic. Based on the Company's best estimates and assumptions at this time, the Company believes forecasted future revenue growth related to the Equipment & Instruments reporting unit will experience an extended recovery period in returning to the pre-COVID-19 levels. The Company believes that dental practitioners will focus their initial post-COVID-19 equipment spending on products that deliver short-term revenue gains for their practices before replacing the Imaging, Treatment Center and Instruments products that comprise the Equipment & Instruments reporting unit. After this extended recovery period, the Company expects the growth rates of Equipment & Instruments reporting unit to return to pre-COVID-19 levels.

To determine the fair value of these four reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and gross margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows were discounted based on a range between 9.5% to 11.5%, which included assumptions regarding the Company’s weighted average cost of capital. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. These future expectations include, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product development changes for these reporting units. The Company also considers the current and projected market and economic conditions amid the ongoing pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions, as well as unfavorable changes in the ongoing pandemic, could produce a different fair value, which could have a negative impact and result in a future impairment charge and could materially impact the Company’s results of operations.

As a result of updating the estimates and assumptions in the ongoing COVID-19 pandemic and with the preparation of the financial statements for the three months ended March 31, 2020, the Company determined that the goodwill associated with the Equipment & Instruments reporting unit was impaired. As a result, the Company recorded a goodwill impairment charge of $156.6 million. This reporting unit is within the Technologies & Equipment segment. At March 31, 2020, the remaining goodwill related to the Equipment & Instruments reporting unit was $290.5 million. Based on the quantitative assessments performed for the three other reporting units, the Company believes that its adjusted long-term forecasted cash flows do not indicate that the fair value of these reporting units may be below their carrying value.

In preparing the financial statements for the quarter ended March 31, 2020 in conjunction with the goodwill impairment, the Company tested the indefinite-lived intangible assets related to the businesses within the four reporting units for impairment. The Company performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applies significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. As a result, the Company identified that certain tradenames and trademarks related to businesses in the Equipment & Instruments reporting unit, within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $38.7 million for the three months ended March 31, 2020, which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rate. The Company utilized discount rates ranging from 10.0% to 17.5%. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties and any changes to these assumptions and estimates, including unfavorable changes related to the COVID-19 pandemic, could have a negative impact and result in a future impairment charge and could materially impact the Company's results of operations. At March 31, 2020, the remaining indefinite-lived tradenames and trademarks related to the Equipment & Instruments reporting unit was $75.0 million. Based on the quantitative assessments performed for the indefinite-lived intangible assets related to the businesses in the three other reporting units, the Company believes that its adjusted long-term forecasted cash flows do not indicate that the fair value of the indefinite-lived intangible assets may be below their carrying value.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2019	$2,515.7	$880.8	$3,396.5
Impairment	(156.6)	—	(156.6)
Effects of exchange rate changes	(32.3)	(15.8)	(48.1)
Balance at March 31, 2020	$2,326.8	$865.0	$3,191.8

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,220.0	$(2,893.2)	$2,326.8	$5,252.3	$(2,736.6)	$2,515.7
Consumables	865.0	—	865.0	880.8	—	880.8
Total effect of cumulative impairment	$6,085.0	$(2,893.2)	$3,191.8	$6,133.1	$(2,736.6)	$3,396.5

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,328.4	$(536.7)	$791.7	$1,351.3	$(517.9)	$833.4
Tradenames and trademarks	76.4	(62.6)	13.8	79.0	(63.4)	15.6
Licensing agreements	36.0	(28.3)	7.7	36.0	(27.9)	8.1
Customer relationships	1,046.6	(407.4)	639.2	1,070.5	(399.2)	671.3
Total definite-lived	$2,487.4	$(1,035.0)	$1,452.4	$2,536.8	$(1,008.4)	$1,528.4

Indefinite-lived tradenames and trademarks	$593.0	$—	$593.0	$647.9	$—	$647.9

Total identifiable intangible assets	$3,080.4	$(1,035.0)	$2,045.4	$3,184.7	$(1,008.4)	$2,176.3

During the three months ended March 31, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. In his submission to the Court, Mr. Fischer disputed the central allegations raised by Mr. Redlich in his lawsuit. The Court held several hearings in the matter, and then closed the hearings in June 2019 pending the Court’s decision on the capacity of Mr. Fischer to enter into a binding agreement of the type alleged by Mr. Redlich in the manner alleged. On November 5, 2019, the Company received the Court’s judgment rejecting Mr. Redlich’s lawsuit and dismissing his claims. Mr. Redlich appealed in December 2019 and the Company filed its response in January 2020 seeking to uphold the Court’s ruling. On February 27, 2020, the Company received the Appellate Court’s decision rejecting Mr. Redlich’s appeal and upholding the decision of the lower court dismissing his claims. The Court of Appeals has denied Mr. Redlich the right to file a further appeal in this matter, however, on March 23, 2020, Mr. Redlich filed an extraordinary appeal with the Austrian Supreme Court which will assess the appeal. If the Austrian Supreme Court accepts Mr. Redlich’s extraordinary appeal, the Company will then file its response.

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The parties intend to participate in a mediation in July 2020 and the case will be stayed until that time. The Company continues to vigorously defend against these matters.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Class Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. The Company has filed motions to dismiss the amended complaint, to stay discovery pending resolution of the motion to dismiss, and to stay all proceedings pending resolution of the Federal Class Action described below. On August 2, 2019, the Court denied the Company's motions to stay discovery and to stay all proceedings. On August 21, 2019, the Company filed a notice of appeal of that decision. Briefing has not yet commenced on that appeal. On September 26, 2019, the Court granted the Company's motion to dismiss all claims. The associated judgment was entered on September 30, 2019. On October 25, 2019, the plaintiffs filed a notice of appeal of the motion to dismiss decision and the judgment. On November 4, 2019, the Company filed a notice of cross-appeal of select rulings in the Court's motion to dismiss decision. On October 9, 2019, the plaintiffs moved by order to show cause to vacate or modify the judgment and grant plaintiffs leave to amend their complaint. On February 4, 2020, the Court denied the plaintiffs' motion. On March 5, 2020, the plaintiffs also filed a notice of appeal from the denial of their motion to vacate or modify the judgment and for leave to amend their complaint.

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

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These additional legal matters involve a variety of matters, including claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these additional legal matters will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2019. See updated risk factors in Part II, Item 1A, "Risk Factors" of this Form 10-Q.

OVERVIEW

Highlights

•As a result of COVID-19, the Company’s net sales and net income have been impacted throughout the world by government authorities issuing stay-at-home orders, social distancing guidelines and other mitigation-related efforts to its citizens in an effort to slow the spread of COVID-19.

•For the three months ended March 31, 2020, the Company recorded a goodwill impairment charge of $156.6 million and indefinite-lived intangible asset impairment of $38.7 million.

•For the three months ended March 31, 2020, net sales decreased 7.6% compared to the three months ended March 31, 2019.

•For the three months ended March 31, 2020, the Company generated a net loss per diluted common share of $0.63 compared to net earnings per diluted common share of $0.17 for the three months ended March 31, 2019.

•Cash flow used in operations for the three months ended March 31, 2020 was $10.7 million, as compared to cash provided by operations of $29.3 million for the three months ended March 31, 2019.

Company Profile

DENTSPLY SIRONA Inc. ("Dentsply Sirona" or the "Company"), is the world’s largest manufacturer of professional dental products and technologies, with a 133-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

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

The impact of COVID-19 and the Company’s response

The Company’s net sales and net income have been impacted as a result of governments throughout the world mandating stay-at-home orders, social distancing guidelines and other mitigation-related efforts to its citizens in an effort to slow the spread of COVID-19. This also includes worldwide government mandates to limit certain dental procedures to those that could be considered emergency only.

The impact to the Company during the quarter ended March 31, 2020 was as follows:

•As previously announced, in the early part of the first quarter, the Company started to experience declines in customer demand in Asia as a result of the effects of COVID-19.
•As COVID-19 spread to other geographies during the first quarter, the Company experienced effects on customer demand in those regions as well. In early March, the Company experienced declines in demand in the European region, followed by North and South America in the second half of March. These decreases in demand were primarily driven by the government actions taken to limit the spread of COVID-19. Additionally, end-user demand was affected by guidance from professional dental associations recommending practitioners only perform emergency procedures,

The Company’s response to the pandemic through March 31, 2020 was as follows:

•A COVID-19 infection crisis management process was implemented by the Company to have a unified approach to responding to employees infected by the coronavirus. All potential and actual cases across the Company are reviewed to ensure that the Company manages exposed employees appropriately, consistently and safely.
•The Company put in place a travel ban, implemented a work from home policy where possible and banned all meetings of more than 10 people. These measures were taken to limit employee exposure to COVID-19 as well as comply with stay-at-home and social distancing guidelines.
•A customer service support continuity plan was implemented to meet customer needs. Technical support is being maintained to continue to assist the Company’s customers during this period while still ensuring employees' safety.
•The Company suspended or significantly reduced operations at most of its principal manufacturing and distribution locations, which included furloughing employees related to these locations. While the operations were suspended or significantly reduced, the Company continued to fulfill customer demand. The Company also continued sales and manufacturing operations at normal levels within the Healthcare business.
•The Company reduced spending on sales, marketing and other related expenses due to the decrease in customer demand. Additionally, the Company instituted a global hiring freeze, a reduction in temporary employees and consultants as well as curtailed or stopped all projects that are not critical to the continuity of the business. Despite these reductions, the Company has maintained investment in critical capital and research and development projects as well as global efficiency and cost savings initiatives.

The impact to the Company subsequent to March 31, 2020 includes:

•The Company continues to see lower level of customer demand on a global basis as a result of government authorities extending actions taken in response to COVID-19.
•While government authorities are beginning to lift some of these restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will return to pre-COVID-19 levels upon lifting these restrictions.
•As part of the process of lifting restrictions, each government authority is assessing the need for incremental procedures and regulations that may be required for customers to resume operations. It is uncertain how these procedures and regulations will impact customer demand.

In addition to continuing the above measures, subsequent to the quarter ended March 31, 2020, the Company’s additional actions were as follows:

•During April, the Company announced additional furloughs or the reduction of working hours for employees throughout its organization. The total number of employees impacted by these measures represents approximately 52% of the workforce. The Company will continue to assess its manufacturing and other functions and adjust staffing as necessary.
•For the safety of all employees and customers, the Company has established additional protocols as well as following all mandated regulatory requirements imposed by the country, the state and the local jurisdictions in which the Company operates.
•The Company has also implemented salary reductions of up to 25% for most employees of the Company who were not furloughed during April where allowed by law, including members of management. The reductions are in place for at least 60 days, after which time the Company will review the continuation of the reductions if the impacts of COVID-19 have not lessened. The CEO will forego all but that portion of his base salary necessary to fund, on an after-tax basis, his contributions to continue to participate in the Company’s health benefits plan and meet certain other legal requirements. In addition, each member of the Board of Directors has agreed to waive one quarter of his or her annual cash retainer for 2020.
•Many governments across the world have instituted programs to reimburse business entities for a portion of employee compensation expense for employees that are furloughed or that are working reduced hours. The Company is applying for relief under these programs as well as certain other programs instituted by governments to mitigate the negative impacts of COVID-19.
•In an effort to preserve liquidity, the Company has taken action related to deferring the payment of income and payroll tax related liabilities where governments have allowed such deferrals. Additionally, the Company implemented cost containment measures to ensure the preservation of cash.
•Further, out of an abundance of caution in order to support its liquidity, the Company entered into and announced on April 9, 2020, a $310.0 million revolving credit facility and on May 5, 2020 entered into a 40.0 million euro revolving credit facility. These credit facilities are in addition to the Company’s $700.0 million revolving credit facility disclosed in its Form 10-K for December 31, 2019 filed on March 2, 2020. The Company is currently evaluating additional financing to further support its liquidity through the COVID-19 pandemic.
•Although the Company has no immediate need for additional liquidity, the Company has elected to drawdown the full amount of its $700.0 million revolving credit facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic.

Up through the date of the filing of this Form 10-Q, the Company continues to operate its principal manufacturing facilities and other operations at a reduced capacity with the exception of its Healthcare business which is operating at normal capacity. While at a reduced level, the Company is still selling all products in its portfolio. The Company cannot estimate when its net sales will return to pre-COVID-19 levels or when manufacturing facilities and other operations will resume operating at a normal capacity. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company will appropriately staff sales, manufacturing and other functions to meet customer demand and deliver on continuity critical projects while also complying with all government requirements.

Business Drivers

The primary drivers of sales growth include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, sudden changes in the macroeconomic environment such as COVID-19, changes in strategy, or distributor inventory levels can and have impacted the Company's sales growth.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the worldwide consolidation of operations and functions to further reduce costs. While the Company continues consolidation initiatives which can have an adverse impact on reported results in the short-term, the Company expects that the continued benefits from these global efficiency efforts will improve its cost structure over time.

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental and healthcare products, they involve new technologies and there can be no assurance that marketable products will be developed.

Subject to the pace of the post-pandemic recovery, the Company intends to continue pursing opportunities to expand the Company’s product offerings, technologies, and sales and service infrastructure through partnerships and acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they remain fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. The Company typically implements most of its price increases in January or October of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels in excess of retail demand. These net inventory changes have impacted the Company’s consolidated net sales and net income in the past, and may continue to do so in the future, over a given period or multiple periods. In addition, the Company may from time to time, engage in new distributor relationships that could cause fluctuations of consolidated net sales and net income. Distributor inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history. The Company anticipates that inventory levels will fluctuate as dealers and customers manage the effects of COVID-19 on their businesses. Any of these fluctuations could be material to the Company’s consolidated financial statements.

Impact of Foreign Currencies

Due to the Company’s significant international presence, movements in foreign currency exchange may impact the Consolidated Statements of Operations. With approximately two-thirds of the Company’s net sales located outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2020 COMPARED TO QUARTER ENDED MARCH 31, 2019

Net Sales

Beginning with the quarter ended March 31, 2020 the Company no longer presents net sales excluding precious metals as a Non-GAAP measure. The use of precious metals has declined in the dental industry as other materials, including zirconia oxide and other ceramics have become widely used. As a result of this decline, the amount of precious metal sales in net sales is not meaningful to the Company's financial results.

Beginning with the quarter ended March 31, 2020, the Company has started to use the term "organic sales" as an alternative Non-GAAP measure. Prior to this, the Company traditionally had disclosed "internal sales growth" as a Non-GAAP measure. The Company has updated the prior period to conform to the current year organic sales presentation.

The Company defines "organic sales" as the increase or decrease in net sales excluding: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture, (2) net sales attributable to discontinued product lines in both the current and prior year periods, and (3) the impact of foreign currency translation, which is calculated by comparing current-period sales to prior-period sales, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

The "organic sales" measure is not calculated in accordance with accounting principles generally accepted in the United States ("US GAAP"); therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company. The Company's senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$874.3	$946.2	$(71.9)	(7.6%)

Net sales for the three months ended March 31, 2020 were $874.3 million, a decrease of $71.9 million or 7.6% from the three months ended March 31, 2019. The decrease in net sales was primarily driven by the Consumables segment partially offset by growth in the Technologies & Equipment segment. Net sales were negatively impacted by approximately 1.9% due to the strengthening of the U.S. dollar as compared to the same prior year period. This decrease included the negative impact of 1.3% from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the three months ended March 31, 2020, net sales decreased 4.3% on an organic sales basis. The decline in organic sales was driven by the Consumables segment of 15.2%, partially offset by growth in the Technologies & Equipment segment of 4.8%.

During the quarter ended March 31, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume during March as certain countries in Asia and Europe began to issue stay-at-home and social distancing guidelines which were quickly adopted in the United States as well.

The ultimate impact that COVID-19 will have on 2020 results is unknown at this time, as it will depend heavily on the duration of the stay-at-home orders, as well as the substance and pace of the post-pandemic recovery. However, at this time the Company expects that the COVID-19 pandemic will materially impact 2020 net sales. The Company bases this estimate on overall market trends and the stay-at-home orders primarily in Europe and United States that will last at least through the middle of the Company's second quarter.

Net Sales Region

Net sales by geographic region were as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$300.5	$313.4	$(12.9)	(4.1%)

Europe	373.1	395.8	(22.7)	(5.7%)

Rest of World	200.7	237.0	(36.3)	(15.3%)

United States

Net sales for the three months ended March 31, 2020 were $300.5 million, a decrease of $12.9 million or 4.1% from the three months ended March 31, 2019. The decrease in net sales was primarily driven by the Consumables segment partially offset by growth in the Technologies & Equipment segment. The decrease included a 2.2% reduction from divestitures of non-strategic businesses.

For the three months ended March 31, 2020, net sales decreased by 1.2% on an organic sales basis. The decline in organic sales was attributable to the Consumables segment, partially offset by growth in the Technologies & Equipment segment.

Europe

Net sales for the three months ended March 31, 2020 were $373.1 million, a decrease of $22.7 million or 5.7% from the three months ended March 31, 2019. The decrease in net sales was primarily driven by the Consumables segment partially offset by growth in the Technologies & Equipment segment. The three months ended March 31, 2020 was negatively impacted by approximately 2.5% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a 1.1% reduction from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the three month period ended March 31, 2020, net sales decreased by 2.0% on an organic sales basis. The decline in organic sales was attributable to the Consumables segment, partially offset by growth in the Technologies & Equipment segment.

Rest of World

Net sales for the three months ended March 31, 2020 were $200.7 million, a decrease of $36.3 million or 15.3% from the three months ended March 31, 2019. The decrease in net sales was primarily driven by the Consumables segment. The three months ended March 31, 2020 was negatively impacted by approximately 2.4% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a 0.5% reduction from divestitures of non-strategic businesses and 0.4% reduction due to discontinued products.

For the three month period ended March 31, 2020, net sales decreased by 12.0% on an organic sales basis. The decline in organic sales was driven by the Consumables segment.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$467.8	$499.7	$(31.9)	(6.4%)

Gross profit as a percentage of net sales	53.5%	52.8%

Gross profit as a percentage of net sales increased by 70 basis points for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020, the increase in the gross profit rate was primarily driven by the benefit from divesting non-strategic businesses with a lower gross profit rate, cost reduction measures including COVID-19 related actions, favorable product mix, partially offset by unfavorable manufacturing variances for the period ended March 31, 2019.

For the remainder of 2020, the Company believes the gross profit rate will be unfavorably impacted as a result of manufacturing facilities operating at reduced volume until market demand returns to normal levels.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Selling, general, and administrative expenses	$393.5	$431.9	$(38.4)	(8.9%)
Goodwill impairment	156.6	—	156.6	NM
Restructuring and other costs	42.5	20.5	22.0	107.3%

SG&A as a percentage of net sales	45.0%	45.6%
NM - not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses ("SG&A"), including research and development expenses, as a percentage of net sales for the three months ended March 31, 2020 decreased 60 basis points as compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020, the lower rate was primarily driven by lower incentive compensation costs, favorable rate impact as a result of divesting non-strategic businesses, and lower trade show expenses, partially offset by the higher expense rate due to lower sales.

For the remainder of 2020, the Company believes the SG&A expenses will be lower than 2019, primarily due to the cost reduction measures including COVID-19 related actions. The cost reduction measures includes, but is not limited to the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services. The Company expects to continue these measures until sales start to return to a more normal level.

Goodwill impairment

For the three months ended March 31, 2020, the Company recorded a goodwill impairment charge of $156.6 million. The charge is related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $42.5 million for the three months ended March 31, 2020 compared to $20.5 million for the three months ended March 31, 2019.

The Company recorded $2.3 million of restructuring costs for the three months ended March 31, 2020 compared to $14.2 million for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recorded $40.2 million of other costs, which consist primarily of impairment charges of $38.7 million related to indefinite-lived intangible assets. During the three months ended March 31, 2019, the Company recorded $6.3 million of other costs, which consisted primarily of impairment charges of $5.3 million related to indefinite-lived intangible assets. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change

Net interest expense	$6.3	$7.3	$(1.0)

Other expense (income), net	(1.4)	(13.8)	12.4

Net interest and other expense (income)	$4.9	$(6.5)	$11.4

Net Interest Expense

Net interest expense for the three months ended March 31, 2020 decreased $1.0 million as compared to the three months ended March 31, 2019. Lower average debt levels in 2020 was the primary driver when compared to the prior year period resulting in lower net interest expense.

On April 22, 2020 the Company announced it drew down $700.0 million under its 2018 revolving credit facility and as a result, the Company's interest expense will increase throughout the remainder of 2020. See Part I, Item 1, Note 11, Financing Arrangements, in the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for further details.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2020 was income of $1.4 million. Other expense (income), net for the three months ended March 31, 2019 was income of $13.8 million and consisted primarily of a gain on the sale of a non-strategic business.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio early which resulted in a $48.1 million gain. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity. As a result, the Company expects other income related to this hedge portfolio will decline throughout the remainder of 2020.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data and percentages)	2020	2019	$ Change

Provision for income taxes	$10.2	$14.6	$(4.4)

Effective income tax rate	NM	27.1%

Net (loss) income attributable to Dentsply Sirona	$(139.9)	$39.2	$(179.1)

Net (loss) income per common share - diluted	$(0.63)	$0.17
NM - Not meaningful

Provision for Income Taxes

For the three months ended March 31, 2020, income taxes were a provision of $10.2 million as compared to a net provision of $14.6 million during the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recorded $6.0 million of tax expense for other discrete tax matters. The Company also recorded a $10.6 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of the intangible assets and non-deductible goodwill impairment charge, the Company’s effective tax rate was 22.6%.

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

The Company is restructuring its business through streamlining of the organization and consolidating functions. Realization of the benefits of these plans could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets in a future period.

Operating Segment Results

Net Sales

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$520.3	$520.8	$(0.5)	(0.1%)

Consumables	354.0	425.4	(71.4)	(16.8%)

Segment Operating Income

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$111.1	$71.8	$39.3	54.7%

Consumables	61.6	105.7	(44.1)	(41.7%)

Technologies & Equipment

Net sales for the three months ended March 31, 2020 were $520.3 million, a decrease of $0.5 million or 0.1% from the three months ended March 31, 2019. The decrease in net sales was primarily a result of Implants and Equipment & Instruments businesses, partially offset by the increase in Digital Dentistry and Healthcare sales. Net sales were negatively impacted by approximately 2.2% due to the strengthening of the U.S. dollar over the prior year period. The increase included a 2.4% negative impact from divestitures of non-strategic businesses and a 0.3% reduction due to discontinued products.

For the three months ended March 31, 2020, net sales increased 4.8% on an organic sales basis. Organic sales growth was primarily driven by the U.S. region.

Key drivers of the increase in organic sales for the three months ended March 31, 2020, were Digital Dentistry and Healthcare businesses partially offset by the decline in Implants and Equipment & Instruments sales. The growth in Digital Dentistry was the result of new product sales in the CAD/CAM business. The decline in Implant sales was primarily the result of a decline in elective dental-related procedures during the period as a result of the COVID-19 pandemic.

Operating income increased $39.3 million or 54.7% for the three months ended March 31, 2020 as compared to the same prior year period. The increase in operating income was primarily related to higher sales of CAD/CAM products and cost reduction measures including COVID-19 related actions, partially offset by the impact of loss of sales volume due to COVID-19.

Consumables

Net sales for the three months ended March 31, 2020 were $354.0 million, a decrease of $71.4 million or 16.8% from the three months ended March 31, 2019. The decrease in net sales was primarily a result of the Endodontic, Restorative, and Preventive businesses. Net sales were negatively impacted by approximately 1.6% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three months ended March 31, 2020, net sales decreased 15.2% on an organic sales basis. The decline in organic sales was due to lower demand in all regions as customers reduced dental related procedures in response to the COVID-19 pandemic.

Key drivers of the decline in organic sales for the three months ended March 31, 2020, were the Endodontic, Restorative, and Preventive businesses.

Operating income decreased $44.1 million or 41.7% for the three months ended March 31, 2020 as compared to the same prior year period. The decrease in operating income was primarily related to volume and unfavorable manufacturing variances due to the impact of COVID-19 on the Consumable product sales, partially offset by cost reduction measures including COVID-19 related actions.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. The valuation date for annual impairment testing is April 30.

In conjunction with the preparation of the financial statements for the three months ended March 31, 2020, the Company identified a triggering event, and as result, the Company recorded a goodwill impairment charge of $156.6 million related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment. The goodwill impairment charge was primarily driven by a change in forecasted sales due to the COVID-19 pandemic which resulted in a lower fair value for this reporting unit. For further information, see Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

For the Company’s reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis. If the WACC rate of each of these reporting units had been hypothetically increased by 100 basis points at March 31, 2020, one reporting unit, within the Company's Technologies & Equipment segment, would have a fair value that would approximate net book value. If the fair value of each of these reporting units had been hypothetically reduced by 5% at March 31, 2020, the fair value of those reporting units would still exceed net book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at March 31, 2020, one reporting unit, as disclosed above, would have a fair value that would approximate net book value. Goodwill for this reporting unit totals $1.1 billion at March 31, 2020.

If the Company’s analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The Company, in conjunction with the goodwill impairment test, assessed the indefinite-lived intangible assets within the Equipment & Instruments reporting unit as of March 31, 2020 which largely consists of acquired tradenames and trademarks. As a result of the impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $38.7 million for the three months ended March 31, 2020 which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the Equipment & Instruments reporting unit. The impairment charge was primarily driven by a decline in forecasted sales due to the COVID-19 pandemic. For further information see Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

For the Company’s indefinite-lived intangible assets within the Equipment & Instruments reporting unit that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at March 31, 2020, the fair value of these assets would still exceed their book value.

Should the Company’s analysis in the future indicate additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the use of the tradenames and trademarks, it could result in impairment of the carrying value of the indefinite-lived intangible assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived intangible asset impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2020

Net loss of $139.9 million for the three months ended March 31, 2020, a decrease of $179.1 million as compared to net income of $39.2 million for the three months ended March 31, 2019, primarily as a result of impairment charges. Cash used in operating activities during the three months ended March 31, 2020 was $10.7 million compared to cash provided of $29.3 million during the three months ended March 31, 2019. Cash from operations decreased $40.0 million for the three months of 2020 as compared to the same period in 2019. The Company’s cash and cash equivalents decreased by $169.0 million to $235.9 million during the three months ended March 31, 2020.

For the three months ended March 31, 2020, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 11 days to 73 days as compared to 62 days at December 31, 2019. The increase in days of sales outstanding in accounts receivable was primarily due to lower sales for the three months ended March 31, 2020 as compared to the three months ended December 31, 2019 as the COVID-19 pandemic decreased customer demand in the month of March. On a constant currency basis, the number of days of sales in inventory increased by 11 days to 127 days at March 31, 2020 as compared to 116 days at December 31, 2019. The increase in inventory days is primarily due to higher finished goods inventory that could not be sold and higher raw material inventories that were received but not consumed all as a result of lower customer demand due to COVID-19. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first three months of 2020 included capital expenditures of $25.6 million and cash proceeds from net investment hedges of $9.4 million. The Company expects critical capital expenditures to be in the range of approximately $75 million to $100 million for the full year 2020.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio early which resulted in a $48.1 million cash receipt in the second quarter of 2020. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

Cash used in financing activities for the three months ended March 31, 2020 was primarily related to dividend payments of $22.1 million, proceeds on short-term borrowings of $30.8 million, and share repurchases of $140.0 million.

On March 9, 2020, the Company entered into an Accelerated Share Repurchase Transaction (“ASR Agreement") for $140.0 million. Under the ASR Agreement, the Company received 80% of the then estimate total shares up-front or 2.7 million shares at the then current price of $42.12. The Company will receive the balance of the shares after the trading window is closed, determined by dividing the notional $140.0 million by the volume-weighted average price during the trading window less a discount of $0.63 per share, which will close May 8, 2020 or sooner, at the counterparty’s election. At March 31, 2020, the Company held 45.4 million shares of treasury stock. The Company received proceeds of $3.8 million as a result of the exercise of 0.1 million of stock options during the three months ended March 31, 2020. Including prior year repurchases, the total amount repurchased under this authorization is $622.2 million leaving $377.8 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings increased by a net $18.8 million during the three months ended March 31, 2020, which includes a decrease of $11.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2020 and December 31, 2019, the Company's ratio of total net debt to total capitalization was 20.0% and 16.8%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $700.0 million through July 28, 2024. This facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At March 31, 2020, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper program. The $700.0 million revolver serves as a back-up to the commercial paper program, thus the total available credit under the commercial paper program and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At March 31, 2020, there were no outstanding borrowings under the $700.0 million multi-currency revolving credit facility. The Company had $31.2 million outstanding borrowings under the commercial paper program at March 31, 2020.

The Company also has access to $36.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2020, the Company had $1.6 million outstanding under these short-term lines of credit. At March 31, 2020, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $703.2 million.

In response to COVID-19 pandemic, on April 9, 2020 the Company entered into a $310.0 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects, is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. This revolving credit facility is in addition to those credit facilities as disclosed above.

On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 revolving credit facility, which is equal to $700.0 million. The Company has previously not drawn down any sums under the 2018 credit agreement. The borrowings under the 2018 revolving credit facility will bear interest at the rate of adjusted LIBOR plus 1.25%. Although the Company has no immediate need for additional liquidity, the Company has elected to draw down this credit facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. The proceeds of the credit facility will be used for working capital and other general corporate purposes.

On May 5, 2020 the Company entered into a 40.0 million euro 364-day revolving credit facility with a maturity date of April 30, 2021. The agreement is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. This revolving credit facility is in addition to those credit facilities as disclosed above.

At March 31, 2020, the Company held $55.0 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2020, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2019.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term as interest rates remain at historically low levels.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 13 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2019.

The Company’s revenue, results of operations, cash flow and liquidity have been and may continue to be materially adversely impacted by the ongoing COVID-19 outbreak.

The Company is closely monitoring the global impacts of the COVID-19 pandemic, which has materially adversely affected, and is expected to continue to materially adversely affect, revenue, results of operations, cash flow and liquidity. As a result of the global outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, certain actions are being taken by governmental authorities and private enterprises globally to control the outbreak, including restrictions on public gatherings, travel and commercial operations, temporary closures or decreased operations of dental offices, as well as certain government mandates to limit certain dental procedures to those that could be considered emergency only. These measures, as well as guidance from professional dental associations recommending practitioners only perform emergency procedures, and the impact of COVID-19 generally, have resulted in, or may result in:

•temporary closures or significantly reduced operations at most of the Company’s principal manufacturing and distribution locations, including furloughing employees related to these locations, which have reduced the Company’s ability to manufacture and deliver products to customers;
•global reductions in customer demand for certain of the Company’s products and services;
•fear of exposure to or actual effects of the COVID-19 pandemic in countries where operations or customers are located and may lead to decreased procedures at dental offices. The impacts include, but are not limited to, significant reductions in demand or significant volatility in demand for one or more of the Company's products;
•decreased financial viability of the Company’s suppliers, which could cause them to change the terms on which they are willing to provide products;
•the inability or failure of customers to timely meet payment obligations or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may materially impact the Company's cash flow, liquidity and statements of operations;
•a recession or prolonged period of economic slowdown, which may significantly reduce the Company’s cash flow and negatively impact the cost and access to capital and funding sources for the Company;
•the Company’s inability to maintain compliance with covenants under the revolving credit facilities; or
•the reduced availability of key employees or members of management due to quarantine or illness as a result of COVID-19 may temporarily affect the financial performance and results of operations. If the Company is unable to mitigate these or other similar risks, its business, results of operations and financial condition may be adversely affected.

The Company does not yet know the full extent of the impact of COVID-19 on its business, operations or the global economy. Given the ongoing and dynamic nature of the COVID-19 outbreak, it is very difficult to predict the severity of the impact on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the spread and severity of outbreak and actions taken to address its impact, among others. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it also could heighten many of the other risks described in this report and in the Company’s Form 10-K for the year ended December 31, 2019.

Changes in the Company’s credit ratings or macroeconomic impacts on credit markets, such as the COVID-19 pandemic, may increase cost of capital and limit financing options.

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, have resulted in significant disruption in the credit markets, which may adversely affect the Company’s ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives. On March 30, 2020, S&P Global Ratings affirmed the Company’s BBB issuer credit rating, but changed the outlook to negative from stable. Future adverse changes in the Company’s credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including access to the unsecured borrowing market. The Company currently has access to approximately $1,055 million of committed credit facilities and has current availability of $310 million and 40 million euro, both under revolving credit facilities, which provides additional sources of liquidity, but the ability to access these revolving credit facilities depends on, among other things, compliance with certain covenants, and the Company may not be able to maintain compliance with such covenants if the deterioration of its business continues. There is no guarantee that additional debt financing will be available in the future to fund obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding. In addition, the terms of future debt agreements could include additional restrictive covenants that would reduce flexibility.

The Company recognized a goodwill impairment charge in the current period related to the ongoing COVID-19 pandemic and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions (including with respect to the dental and medical device industries), net sales growth, gross profit rates, discount rates, earnings multiples and future cash flow projections. Any changes to the assumptions and estimates, made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in its reporting unit may not be recoverable.

During the quarter ended March 31, 2020, the Company's estimates and assumptions made at its last annual impairment test, on April 30, 2019, have been unfavorably impacted by the COVID-19 pandemic. The Company has experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic.

In connection with the Company’s preparation of the financial statements for the quarter ended March 31, 2020, the Company identified a triggering event where the Company determined it was necessary to record a $156.6 million non-cash impairment charge related to goodwill associated with the Equipment & Instruments reporting unit, within the Technologies & Equipment segment, as well as $38.7 million impairment charge related to indefinite-lived intangible assets held by businesses within this reporting unit. The impairment takes into consideration the Company’s updated business outlook for the remainder of calendar year 2020, pursuant to which the Company updated future assumptions and projections related to its reporting unit amid the ongoing COVID-19 pandemic. After updating the assumptions and projections, the Company then calculated an estimate of the fair value for this reporting unit. As of March 31, 2020, the Company determined that one reporting unit had an indication of impairment. In determining the impairment loss, the Company recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. See Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q. The Company also disclosed in Part I, Item 2, Critical Accounting Policies, had the Company applied a hypothetical 100 basis points increase to the WACC rate or a hypothetical 10% decrease in fair value to it's reporting units not impaired, one reporting unit, within the Technologies & Equipment segment, would have a fair value that approximates book value. Goodwill for this reporting unit totals $1.1 billion at March 31, 2020.

The goodwill impairment analysis is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions in both the U.S. and globally, all of which are being unfavorably impacted by the ongoing COVID-19 pandemic. If the assumptions and projections used in the analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other indefinite-lived intangible assets. Further, as the year progresses, the Company will need to continue to evaluate the carrying value of goodwill and indefinite-lived intangible assets for all of its reporting units. Any additional impairment charges that the Company may take in the future could be material to Company’s results of operations and financial position.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2020, the Company had $377.8 million available under the stock repurchase program. During the quarter ended March 31, 2020, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

January 1, 2020 to January 31, 2020	—	$—	$—	$489.8
February 1, 2020 to February 29, 2020	—	—	—	489.8
March 1, 2020 to March 31, 2020	2.7	42.12	112.0	377.8
	2.7	$42.12	$112.0
(a) On March 9, 2020, the Company entered into an ASR Agreement with a financial institution, to repurchase $140.0 million of the Company's common stock. For further information see Part I, Item 1, Note 4, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
10.1	Employment Agreement, dated October 28, 2019, between Dentsply Sirona Deutschland GmbH and Walter Petersohn*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	May 11, 2020
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	May 11, 2020
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer