Form 10-Q
period 2020-06-30
DENTSPLY SIRONA Inc.
filed 2020-08-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 3, 2020, DENTSPLY SIRONA Inc. had 218,496,392 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$490.6	$1,009.4	$1,364.9	$1,955.6
Cost of products sold	314.5	468.6	721.0	915.1

Gross profit	176.1	540.8	643.9	1,040.5
Selling, general, and administrative expenses	279.1	430.9	672.6	862.8
Goodwill impairment	—	—	156.6	—
Restructuring and other costs	1.3	42.4	43.8	62.9

Operating (loss) income	(104.3)	67.5	(229.1)	114.8

Other income and expenses:
Interest expense	12.3	8.0	19.0	16.4
Interest income	(1.0)	(0.2)	(1.4)	(1.3)
Other expense (income), net	4.3	12.1	2.9	(1.7)

(Loss) income before income taxes	(119.9)	47.6	(249.6)	101.4
(Benefit) provision for income taxes	(24.0)	11.2	(13.8)	25.8

Net (loss) income	(95.9)	36.4	(235.8)	75.6

Less: Net loss attributable to noncontrolling interest	(0.5)	—	(0.5)	—

Net (loss) income attributable to Dentsply Sirona	$(95.4)	$36.4	$(235.3)	$75.6

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(0.44)	$0.16	$(1.07)	$0.34
Diluted	$(0.44)	$0.16	$(1.07)	$0.34

Weighted average common shares outstanding:
Basic	218.7	224.2	219.8	223.7
Diluted	218.7	225.7	219.8	225.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(95.9)	$36.4	$(235.8)	$75.6

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	73.6	43.7	(44.8)	(17.3)
Net loss on derivative financial instruments	(7.5)	(9.8)	(2.9)	(8.1)
Pension liability gain	1.5	0.9	3.1	1.8
Total other comprehensive income (loss), net of tax	67.6	34.8	(44.6)	(23.6)

Total comprehensive (loss) income	(28.3)	71.2	(280.4)	52.0

Less: Comprehensive income attributable to noncontrolling interests	0.1	—	0.4	0.3

Total comprehensive (loss) income attributable to Dentsply Sirona	$(28.4)	$71.2	$(280.8)	$51.7

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$1,109.1	$404.9
Accounts and notes receivables-trade, net	500.2	782.0
Inventories, net	548.9	561.7
Prepaid expenses and other current assets, net	204.7	251.3
Total Current Assets	2,362.9	1,999.9

Property, plant and equipment, net	771.7	802.4
Operating lease right-of-use assets, net	138.8	159.3
Identifiable intangible assets, net	2,039.6	2,176.3
Goodwill, net	3,227.2	3,396.5
Other noncurrent assets, net	64.0	68.5
Total Assets	$8,604.2	$8,602.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$214.1	$307.9
Accrued liabilities	486.9	629.2
Income taxes payable	61.7	56.1
Notes payable and current portion of long-term debt	0.3	2.3
Total Current Liabilities	763.0	995.5

Long-term debt	2,182.7	1,433.1
Operating lease liabilities	101.0	119.5
Deferred income taxes	439.2	479.6
Other noncurrent liabilities	472.9	480.3
Total Liabilities	3,958.8	3,508.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2020 and December 31, 2019
218.4 million and 221.3 million shares outstanding at June 30, 2020 and December 31, 2019, respectively
Capital in excess of par value	6,576.7	6,586.7
Retained earnings	1,124.7	1,404.2
Accumulated other comprehensive loss	(644.7)	(599.7)
Treasury stock, at cost, 46.1 million and 43.2 million shares at June 30, 2020 and December 31, 2019, respectively	(2,416.2)	(2,301.3)
Total Dentsply Sirona Equity	4,643.1	5,092.5

Noncontrolling interests	2.3	2.4
Total Equity	4,645.4	5,094.9
Total Liabilities and Equity	$8,604.2	$8,602.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$2.6	$6,586.7	$1,404.2	$(599.7)	$(2,301.3)	$5,092.5	$2.4	$5,094.9
Net loss	—	—	(139.9)	—	—	(139.9)	—	(139.9)
Other comprehensive (loss) income	—	—	—	(112.5)	—	(112.5)	0.3	(112.2)
Exercise of stock options	—	(0.5)	—	—	4.3	3.8	—	3.8
Stock based compensation expense	—	9.4	—	—	—	9.4	—	9.4
Funding of employee stock purchase plan	—	0.8	—	—	1.3	2.1	—	2.1
Treasury shares purchased	—	(28.0)	—	—	(112.0)	(140.0)	—	(140.0)
Restricted stock unit distributions	—	(14.8)	—	—	8.7	(6.1)	—	(6.1)
Restricted stock unit dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(21.8)	—	—	(21.8)	—	(21.8)
Balance at March 31, 2020	$2.6	$6,553.9	$1,242.2	$(712.2)	$(2,399.0)	$4,687.5	$2.7	$4,690.2
Net loss	—	—	(95.4)	—	—	(95.4)	(0.5)	(95.9)
Other comprehensive income	—	—	—	67.5	—	67.5	0.1	67.6
Exercise of stock options	—	0.3	—	—	1.3	1.6	—	1.6
Stock based compensation expense	—	10.3	—	—	—	10.3	—	10.3
Treasury shares purchased	—	28.0	—	—	(28.0)	—	—	—
Restricted stock unit distributions	—	(16.0)	—	—	9.5	(6.5)	—	(6.5)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(21.9)	—	—	(21.9)	—	(21.9)
Balance at June 30, 2020	$2.6	$6,576.7	$1,124.7	$(644.7)	$(2,416.2)	$4,643.1	$2.3	$4,645.4

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive (loss) income	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of employee stock purchase plan	—	0.1	—	—	1.9	2.0	—	2.0
Restricted stock unit distributions	—	(12.8)			8.0	(4.8)	—	(4.8)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5
Net income	—	—	36.4	—	—	36.4	—	36.4
Other comprehensive income	—	—	—	34.8	—	34.8	—	34.8
Exercise of stock options	—	6.3	—	—	50.2	56.5	—	56.5
Stock based compensation expense	—	25.2	—	—	—	25.2	—	25.2
Treasury shares purchased	—	—	—	—	(60.0)	(60.0)	—	(60.0)
Restricted stock unit distributions	—	(0.8)	—	—	0.7	(0.1)	—	(0.1)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Balance at June 30, 2019	$2.6	$6,551.3	$1,261.8	$(502.6)	$(2,132.0)	$5,181.1	$1.8	$5,182.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(235.8)	$75.6

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	64.5	70.4
Amortization of intangible assets	93.8	95.5
Amortization of deferred financing costs	1.8	1.4
Fixed asset impairment	—	33.2
Goodwill impairment	156.6	—
Indefinite-lived intangible asset impairment	38.7	5.3
Deferred income taxes	(32.4)	(18.4)
Stock based compensation expense	19.7	34.4
Restructuring and other costs - non-cash	4.5	14.8
Other non-cash income	(3.7)	(16.7)
Loss on disposal of property, plant and equipment	0.6	0.6
Gain on divestiture of noncontrolling interest	—	(8.7)
Loss on sale of non-strategic businesses and product lines	—	14.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	268.7	(1.5)
Inventories, net	(1.0)	(18.3)
Prepaid expenses and other current assets, net	33.0	7.9
Other noncurrent assets, net	5.9	6.9
Accounts payable	(88.7)	(32.2)
Accrued liabilities	(138.6)	(81.1)
Income taxes	(14.6)	(11.0)
Other noncurrent liabilities	(8.6)	1.8
Net cash provided by operating activities	164.4	174.4

Cash flows from investing activities:
Capital expenditures	(38.8)	(63.5)
Cash received on sale of non-strategic businesses or product lines	—	11.6
Cash received on derivative contracts	57.5	27.0
Purchase of short term investments	—	(0.3)
Proceeds from sale of property, plant and equipment, net	0.7	0.7
Net cash provided by (used in) investing activities	19.4	(24.5)

Cash flows from financing activities:
Repayments on short-term borrowings	(1.2)	(23.3)
Cash paid for treasury stock	(140.0)	(60.0)
Cash dividends paid	(44.0)	(39.1)
Proceeds from long-term borrowings	1,448.4	1.7
Repayments of long-term borrowings	(700.9)	(134.6)
Deferred financing costs	(6.3)	—
Proceeds from exercised stock options	5.4	76.4
Cash paid for contingent consideration on prior acquisitions	(2.7)	(30.6)
Cash paid on derivative contracts	(30.5)	—
Net cash provided by (used in) financing activities	528.2	(209.5)
Effect of exchange rate changes on cash and cash equivalents	(7.8)	0.1
Net increase (decrease) in cash and cash equivalents	704.2	(59.5)
Cash and cash equivalents at beginning of period	404.9	309.6
Cash and cash equivalents at end of period	$1,109.1	$250.1

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

For the six months ended June 30, 2020, the Company made certain estimates and assumptions related to the financial statements. Some of these estimates and assumptions were based on the impacts of the COVID-19 pandemic as they were known as of the date of the filing of this Form 10-Q and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of the date of issuance of these consolidated financial statements, the full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company's financial condition, liquidity, or results of operations, is highly uncertain and difficult to predict. More specifically, the demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduce patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue. The impact of the stay-at-home orders and limits to essential-only dental procedures affected demand for the Company's products in March and April, and began to see improvements in May and June as some of these orders were lifted. Furthermore, economies and, to a lesser extent, capital markets worldwide have also been negatively impacted by the continuing COVID-19 pandemic, and it is possible that it could prolong or deepen the United States and/or global economic recession. Such economic disruption has had, and could continue to have, a significant negative effect on the Company's business. Governmental authorities around the world have responded with fiscal policy actions to support economies as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

During the first six months of 2020, the Company's business was impacted by COVID-19. The impact began in mid-March where it was most pronounced in Europe and certain countries in Asia where the Company experienced partial or country-wide lockdowns of operations in various markets; including China, France, and Italy. The United States was most impacted in April and May. Certain other countries in South America continue to be impacted by many COVID-19 cases. Additionally, most countries throughout the world continue to experience localized surges of COVID-19 cases which are being responded to by governmental authorities with partial lockdowns. While the duration and severity of this continuing pandemic is uncertain, the Company currently expects that its results of operations will have a negative material impact for the remainder of 2020 and potentially beyond. As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company has implemented several measures to improve liquidity and operating results, including reduction of hours and salaries, furloughs, suspended hiring, travel bans, delaying some of its planned capital expenditures, and deferring other discretionary spending for 2020. The Company will continue to reassess the reduction in work hours and furloughs as demand for products increases. The Company believes it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with the Company's existing debt covenants for the next twelve months.

Specifically, at June 30, 2020, the Company had $1,109.1 million of cash and has availability to a $700.0 million revolving credit facility as well as other credit facilities of approximately $400.0 million entered into during the three months ended June 30, 2020. For further details on these credit facilities see Note 11, Financing Arrangements. At June 30, 2020, the Company is in compliance with all of the debt covenants. The Company expects to remain in compliance with all covenants, which includes an operating income excluding depreciation and amortization to interest expense of not less than 3.0 times on a trailing twelve months basis. If recovery from the pandemic takes longer than currently estimated by the Company, the Company may need to seek covenant waivers in the future. The Company's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.

Revenue Recognition

At June 30, 2020, the Company had $25.7 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $37.4 million at June 30, 2020 and $29.4 million at December 31, 2019. During the three months ended June 30, 2020, the Company has experienced delays in customer payments as a result of disruptions in operations of dental practices due to the COVID-19 pandemic.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when such loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures or internal controls.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal periods beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures or internal controls.

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this standard are required for fiscal years ending after December 15, 2020. The amendments should be applied on a retrospective basis for all periods presented. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This newly issued accounting standard provides guidance on whether the change in reference rate is a modification versus an extinguishment of a contract. Specifically, there is risk of cessation of the London Interbank Offer Rate ("LIBOR"). The Company has certain variable interest rate debt that use LIBOR as a reference rate. The guidance provided by this accounting standard may be used for contracts entered into on or before December 31, 2022 on a prospective basis. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 – STOCK COMPENSATION

Total stock based compensation expense for non-qualified stock options, restricted stock units ("RSU") and the tax related benefit for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2020	2019	2020	2019

Stock option expense	$1.9	$2.8	$3.5	$5.0
RSU expense	8.0	22.1	15.6	28.8
Total stock based compensation expense	$9.9	$24.9	$19.1	$33.8

Related deferred income tax benefit	$1.1	$3.6	$2.1	$5.0

For the three and six months ended June 30, 2020, stock compensation expense was $9.9 million and $19.1 million, respectively, of which $9.6 million and $18.5 million, respectively, was recorded in Selling, general, and administrative expense, and $0.3 million and $0.6 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three and six months ended June 30, 2019, stock compensation expense was $24.9 million and $33.8 million, respectively, of which $24.2 million and $32.8 million, respectively, was recorded in Selling, general, and administrative expense, and $0.7 million and $1.0 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Components of Other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2020	2019	2020	2019

Foreign currency translation gains (losses)	$83.5	$54.9	$(39.5)	$(17.0)
Foreign currency translation loss on hedges of net investments	(10.0)	(11.2)	(5.7)	(0.6)

These amounts are recorded in Accumulated other comprehensive income (loss) ("AOCI"), net of any related tax adjustments. At June 30, 2020 and December 31, 2019, the cumulative tax adjustments were $172.0 million and $173.0 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $299.7 million and $260.2 million at June 30, 2020 and December 31, 2019, respectively, and cumulative losses on loans designated as hedges of net investments of $113.8 million and $108.1 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2020 and 2019 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368.3)	$(10.6)	$(100.7)	$(120.1)	$(599.7)
Other comprehensive (loss) income before reclassifications and tax impact	(41.1)	(15.9)	9.8	—	(47.2)
Tax (expense) benefit	(4.1)	3.8	(0.7)	—	(1.0)
Other comprehensive (loss) income, net of tax, before reclassifications	(45.2)	(12.1)	9.1	—	(48.2)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	0.1	—	3.1	3.2
Net (decrease) increase in other comprehensive loss	(45.2)	(12.0)	9.1	3.1	(45.0)
Balance, net of tax, at June 30, 2020	$(413.5)	$(22.6)	$(91.6)	$(117.0)	$(644.7)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(13.4)	(15.4)	6.7	—	(22.1)
Tax (expense) benefit	(4.2)	4.0	(4.6)	—	(4.8)
Other comprehensive (loss) income, net of tax, before reclassifications	(17.6)	(11.4)	2.1	—	(26.9)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.2	—	1.8	3.0
Net (decrease) increase in other comprehensive loss	(17.6)	(10.2)	2.1	1.8	(23.9)
Balance, net of tax, at June 30, 2019	$(302.3)	$(9.6)	$(109.3)	$(81.4)	$(502.6)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 were insignificant.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 were as follows:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2020	2019	2020	2019

Net (loss) income attributable to Dentsply Sirona	$(95.4)	$36.4	$(235.3)	$75.6

Weighted average common shares outstanding	218.7	224.2	219.8	223.7

(Loss) earnings per common share - basic	$(0.44)	$0.16	$(1.07)	$0.34

Diluted Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2020	2019	2020	2019

Net (loss) income attributable to Dentsply Sirona	$(95.4)	$36.4	$(235.3)	$75.6

Weighted average common shares outstanding	218.7	224.2	219.8	223.7
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.5	—	1.6
Total weighted average diluted shares outstanding	218.7	225.7	219.8	225.3

(Loss) earnings per common share - diluted	$(0.44)	$0.16	$(1.07)	$0.34

The calculation of weighted average diluted common shares outstanding excluded 0.7 million and 1.0 million of potentially diluted common shares because the Company reported a net loss for the three and six months ended June 30, 2020, respectively. Stock options and RSUs of 4.2 million and 3.1 million equivalent shares of common stock that were outstanding during the three and six months ended June 30, 2020 were excluded because their effect would be antidilutive. There were 3.1 million and 3.6 million antidilutive equivalent shares of common stock outstanding during the three and six months ended June 30, 2019.

On March 9, 2020, the Company entered into an accelerated share repurchase agreement with a financial institution pursuant to an Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $140.0 million of shares of the Company's common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $140.0 million cash to a financial institution and received an initial delivery of 2.7 million shares of the Company’s common stock on March 9, 2020 based on a closing market price of $42.12 per share and the applicable contractual discount. The Company received the remaining 1.0 million shares on May 12, 2020. The average price per share for the total shares purchased under the ASR Agreement was $38.88 per share.

NOTE 5 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology, and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 88%, respectively, of net sales for the three and six months ended June 30, 2020 and 91% for the three and six months ended June 30, 2019.

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

The Company evaluates performance of the segments based on the groups’ net sales and segment adjusted operating income. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a Non-GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic clear aligners, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sale and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and laboratory dental products.

The Company’s segment information for the three and six months ended June 30, 2020 and 2019 was as follows:

Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2020	2019	2020	2019

Technologies & Equipment	$303.9	$558.4	$824.2	$1,079.2
Consumables	186.7	451.0	540.7	876.4
Total net sales	$490.6	$1,009.4	$1,364.9	$1,955.6

Segment Adjusted Operating (Loss) Income

	Three Months Ended		Six Months Ended
(in millions)	2020	2019	2020	2019

Technologies & Equipment	$(3.8)	$96.0	$107.3	$167.8
Consumables	(17.6)	121.8	44.0	227.5
Segment adjusted operating (loss) income	(21.4)	217.8	151.3	395.3

Reconciling items expense (income):
All other (a)	33.5	58.9	83.2	118.6
Goodwill impairment	—	—	156.6	—
Restructuring and other costs	1.3	42.4	43.8	62.9
Interest expense	12.3	8.0	19.0	16.4
Interest income	(1.0)	(0.2)	(1.4)	(1.3)
Other expense (income), net	4.3	12.1	2.9	(1.7)
Amortization of intangible assets	46.6	47.3	93.8	95.5
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1.5	1.7	3.0	3.5
(Loss) income before income taxes	$(119.9)	$47.6	$(249.6)	$101.4
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2020 and December 31, 2019 were $7.9 million and $5.0 million, respectively. The cost of remaining inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2020 and December 31, 2019 by $15.9 million and $14.3 million, respectively.

Inventories, net of inventory valuation reserves, were as follows:

(in millions)	June 30, 2020	December 31, 2019

Finished goods	$322.3	$356.4
Work-in-process	78.8	82.5
Raw materials and supplies	147.8	122.8
Inventories, net	$548.9	$561.7

The inventory valuation reserve was $102.0 million and $85.0 million at June 30, 2020 and December 31, 2019, respectively. The increase in the inventory valuation reserve is primarily related to charges for slow moving inventory as a result of lower customer demand, some of which is due to the COVID-19 pandemic.

NOTE 7 – RESTRUCTURING AND OTHER COSTS

During the three and six months ended June 30, 2020 the Company recorded restructuring and other costs of $1.3 million and $43.8 million, respectively. During the three and six months ended June 30, 2019, the Company recorded restructuring and other costs of $42.4 million and $62.9 million, respectively.

Restructuring Costs

During the three and six months ended June 30, 2020 the Company recorded net restructuring costs of $2.2 million and $4.5 million, respectively. During the three and six months ended June 30, 2019, the Company recorded net restructuring costs of $10.7 million and $24.9 million, respectively. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

The Company’s restructuring accruals at June 30, 2020 were as follows:

	Severance
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$7.2	$19.8	$—	$27.0
Provisions	1.0	0.9	4.1	6.0
Amounts applied	(2.2)	(5.6)	(0.3)	(8.1)
Change in estimates	(0.4)	(1.5)	—	(1.9)
Balance at June 30, 2020	$5.6	$13.6	$3.8	$23.0

	Lease/Contract Terminations
(in millions)	2018 and Prior Plans	2020 Plans	Total

Balance at December 31, 2019	$0.5	$—	$0.5
Provisions	0.3	0.1	0.4
Amounts applied	(0.3)	(0.1)	(0.4)
Balance at June 30, 2020	$0.5	$—	$0.5

	Other Restructuring Costs
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$2.2	$0.3	$—	$2.5
Provisions	—	0.3	(0.2)	0.1
Amounts applied	—	(0.5)	0.2	(0.3)
Change in estimate	—	(0.1)	—	(0.1)
Balance at June 30, 2020	$2.2	$—	$—	$2.2
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2019	Provisions	Amounts Applied	Change in Estimates	June 30, 2020

Technologies & Equipment	$19.1	$3.1	$(5.6)	$(1.9)	$14.7
Consumables	11.4	1.3	(2.7)	(0.1)	9.9
All Other	(0.5)	2.1	(0.5)	—	1.1
Total	$30.0	$6.5	$(8.8)	$(2.0)	$25.7

Other Costs

Other costs for the three months ended June 30, 2020, were a net benefit of $0.9 million. Other costs for the six months ended June 30, 2020 were $39.3 million, which includes an impairment charge of $38.7 million related to indefinite-lived intangible assets. The impaired indefinite-lived intangible assets are tradenames and trademarks related to a reporting unit within the Technologies & Equipment segment. For further details, see Note 12, Goodwill and Intangible Assets.

Other costs for the three and six months ended June 30, 2019 were $31.7 million and $38.0 million, respectively including fixed asset impairments of $32.8 million recorded during the three months ended June 30, 2019.

These other costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations.

The Company announced on August 6, 2020 that it will close its traditional orthodontics business as well as close and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company intends to close several of its facilities and reduce its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $80 million to $90 million for inventory write-downs, severance costs, fixed asset write-offs and other facility closure costs. It is expected that the majority of these charges will be taken during the remainder of 2020. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs The Company does not expect a significant impact to net sales in the third and fourth quarter of 2020.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2020 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$312.9	$226.1
Total derivative instruments designated as cash flow hedges	$312.9	$226.1

Foreign Exchange Risk Management

The Company uses a program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Australian dollars.

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

Cash Flow Hedge Activity

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company's Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2020 and 2019 were insignificant.

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company's Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2020 were as follows:

	Six Months Ended June 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$3.8	Cost of products sold	$1.3	$—
Interest rate swaps	(19.7)	Interest expense	(1.4)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Cost of products sold	—	1.5
Total in cash flow hedging	$(15.9)		$(0.1)	$1.5

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2019 were insignificant.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries, the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments; which are designated as hedges of net investments and are included in AOCI. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio early which resulted in a $48.1 million cash receipt. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

The notional amount of hedges of net investments by derivative instrument type at June 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cross currency basis swaps	$295.7	$—
Total for instruments designated as hedges of net investment	$295.7	$—

The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Other expense (income), net in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(5.4)	Interest expense	$2.1
Foreign exchange forward contracts	(9.5)	Other expense (income), net	0.4
Total for net investment hedging	$(14.9)		$2.5

	Three Months Ended June 30, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Locations	Recognized in Income (Expense)

Effective Portion:
Cross currency basis swaps	$(2.5)	Interest expense	$2.1
Foreign exchange forward contracts	(9.4)	Other expense (income), net	6.1
Total for net investment hedging	$(11.9)		$8.2

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$3.4	Interest expense	$4.4
Foreign exchange forward contracts	6.4	Other expense (income), net	6.2
Total for net investment hedging	$9.8		$10.6

	Six Months Ended June 30, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

Effective Portion:
Cross currency basis swaps	$0.6	Interest expense	$4.1
Foreign exchange forward contracts	6.1	Other expense (income), net	9.6
Total for net investment hedging	$6.7		$13.7

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

The notional amounts of fair value hedges by derivative instrument type at June 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$94.5	$57.9
Total derivative instruments as fair value hedges	$94.5	$57.9

Gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the fair value hedges for the three and six months ended June 30, 2020 and 2019 were insignificant.

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

The aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$334.0	$334.0
Total for instruments not designated as hedges	$334.0	$334.0

Gains and losses recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and six months ended June 30, 2020 and 2019 were insignificant.

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$6.5	$3.3	$0.2	$0.7
Cross currency basis swaps	—	10.3	—	—
Total	$6.5	$13.6	$0.2	$0.7

Not Designated as Hedges:
Foreign exchange forward contracts	$2.4	$—	$1.0	$—
Total	$2.4	$—	$1.0	$—

	December 31, 2019
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$26.9	$11.3	$1.3	$1.8
Interest rate swaps	—	—	—	10.8
Cross currency basis swaps	—	6.9	—	—
Total	$26.9	$18.2	$1.3	$12.6

Not Designated as Hedges:
Foreign exchange forward contracts	$2.0	$—	$1.5	$—
Total	$2.0	$—	$1.5	$—

Balance Sheet Offsetting

Substantially all of the Company’s derivative contracts are subject to netting arrangements; whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements with the same counterparty, the Company elects to present them on a gross basis in the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$12.2	$—	$12.2	$(0.8)	$—	$11.4
Cross currency basis swaps	10.3	—	10.3	(0.8)	—	9.5
Total assets	$22.5	$—	$22.5	$(1.6)	$—	$20.9

Liabilities
Foreign exchange forward contracts	$1.9	$—	$1.9	$(1.6)	$—	$0.3
Total liabilities	$1.9	$—	$1.9	$(1.6)	$—	$0.3

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38.8	$—	$38.8	$(7.8)	$—	$31.0
Cross currency basis swaps	6.9	—	6.9	(0.9)	—	6.0
Total assets	$45.7	$—	$45.7	$(8.7)	$—	$37.0

Liabilities
Foreign exchange forward contracts	$3.2	$—	$3.2	$(3.0)	$—	$0.2
Interest rate swaps	10.8	—	10.8	(5.7)	—	5.1
Total liabilities	$14.0	$—	$14.0	$(8.7)	$—	$5.3

NOTE 9 – FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company estimates the fair value of total long term debt, including current portion, using Level 1 inputs. At June 30, 2020, the Company estimated the fair value and carrying value of this debt were $2,238.4 million and $2,183.0 million, respectively. At December 31, 2019, the Company estimated the fair value and carrying value of this debt were $1,440.8 million and $1,433.3 million, respectively.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$10.3	$—	$10.3	$—
Foreign exchange forward contracts	12.2	—	12.2	—
Total assets	$22.5	$—	$22.5	$—

Liabilities
Foreign exchange forward contracts	$1.9	$—	$1.9	$—
Contingent considerations on acquisitions	5.9	—	—	5.9
Total liabilities	$7.8	$—	$1.9	$5.9

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$6.9	$—	$6.9	$—
Foreign exchange forward contracts	40.2	—	40.2	—
Total assets	$47.1	$—	$47.1	$—

Liabilities
Interest rate swaps	$10.8	$—	$10.8	$—
Foreign exchange forward contracts	4.6	—	4.6	—
Contingent considerations on acquisitions	8.7	—	—	8.7
Total liabilities	$24.1	$—	$15.4	$8.7

There have been no transfers between levels during the six months ended June 30, 2020.

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company may at times employ certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 8, Financial Instruments and Derivatives.

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

Other Tax Matters

During the three months ended June 30, 2020, the Company recorded $0.9 million of tax expense for discrete tax matters.

During the three months ended June 30, 2019, the Company recorded $1.8 million of tax expense for discrete tax matters. The Company also recorded a $10.1 million tax benefit related to a fixed asset impairment charge.

NOTE 11 – FINANCING ARRANGEMENTS

At June 30, 2020, the Company had $1,156.1 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of these credit agreements.

In response to the COVID-19 pandemic the Company took the following actions during the six months ended June 30, 2020 to strengthen its liquidity and financial flexibility:

•On April 9, 2020, the Company entered into a $310.0 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects, is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company.

•On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 revolving credit facility, which is equal to $700.0 million. The Company had previously not drawn down any sums under this facility. The borrowings incurred interest at the rate of adjusted LIBOR plus 1.25%. The Company subsequently repaid the $700.0 million revolver borrowing on May 26, 2020.

•On May 26, 2020, the Company issued $750.0 million of senior unsecured notes with a final maturity date of June 1, 2030 at a semi-annual coupon rate of 3.25%. The net proceeds were $748.4 million, net of discount of $1.6 million. Issuance fees totaled $6.4 million. The Company paid $30.5 million to settle the $150.0 million notional T-Lock contract which partially hedged the interest rate risk of the note issuance. This cost will be amortized over the ten-year life of the notes. The proceeds were used to repay the $700.0 million revolver borrowing and the remaining proceeds will be used for working capital and other general corporate purposes.

•Various other credit facilities:

◦On May 5, 2020, the Company entered into a 40.0 million euro 364-day revolving credit facility with a maturity date of April 30, 2021.
◦On May 12, 2020 the Company entered into a 30.0 million euro 364-day revolving credit facility with a maturity date of May 6, 2021.
◦On June 11, 2020, the Company entered into a 3.3 billion Japanese yen 364-day revolving credit facility with a maturity date of June 11, 2021.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company.

The Company has a $500.0 million commercial paper program. The $700.0 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the commercial paper program.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2020, the Company was in compliance with all debt covenants.

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

2020 Annual Goodwill Impairment Testing

The Company performed the required annual impairment tests of goodwill at April 30, 2020 on its five reporting units. To determine the fair value of these reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to: the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows were discounted based on a range between 9.0% to 11.5%, which included assumptions regarding the Company’s weighted average cost of capital ("WACC"). Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. These future expectations include, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product development changes for these reporting units. The Company also considers the current and projected market and economic conditions amid the ongoing pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. As a result of the annual tests of goodwill, no impairment was identified.

For the Company's goodwill that was not impaired at March 31, 2020 (see March 31, 2020 Impairment Testing below), the Company applied a hypothetical sensitivity analysis to its reporting units. If the WACC rate of these reporting units had been hypothetically increased by 100 basis points at April 30, 2020, one reporting unit within the Company's Technologies & Equipment segment would have a fair value that would approximate book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2020, one reporting unit, as disclosed above, would have a fair value that approximates net book value. Goodwill for this reporting unit totals $1.1 billion at June 30, 2020. For the Equipment & Instruments reporting unit that recorded goodwill impairment at March 31, 2020, the implied fair value continues to approximate net book value at April 30, 2020. Goodwill for this reporting unit totals $290.8 million at June 30, 2020.

A change in any of these estimates and assumptions used in the annual test, as well as unfavorable changes in the ongoing COVID-19 pandemic, a degradation in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings. This impairment charge could have a negative material impact on the Company’s results of operations.

2020 Annual Indefinite-Lived Intangibles Impairment Testing

The Company also assessed the annual impairment of indefinite-lived intangible assets at April 30, 2020, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment test of indefinite-lived intangible assets, no impairment was identified.

For the Company's indefinite-lived intangible assets that were not impaired at March 31, 2020 (see March 31, 2020 Impairment Testing below), the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these assets would still exceed their book value. For the indefinite-lived intangible assets that were impaired at March 31, 2020, the implied fair values continue to approximate net book values at April 30, 2020.

Should the Company’s analysis in the future indicate additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the use of the tradenames and trademarks, any of which could have a negative material impact to the implied fair values and could result in a future impairment to the carrying value of the indefinite-lived intangible assets. There can be no assurance that the Company’s future indefinite-lived intangible asset impairment testing will not result in a charge to earnings. This impairment charge could have a negative material impact on the Company’s results of operations.

March 31, 2020 Impairment Testing

In preparing the financial statements for the three months ended March 31, 2020, the Company identified an impairment triggering event related to four of its reporting units. The Company has experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic. These actions meaningfully impacted end-user demand for routine dental procedures in most of the Company's markets. The Company updated its future forecasted revenues, operating margins and weighted average cost of capital for all four of the reporting units which were impacted by the continuing pandemic. Based on the Company's best estimates and assumptions at March 31, 2020, the Company believed forecasted future revenue growth related to the Equipment & Instruments reporting unit will experience an extended recovery period in returning to the pre-COVID-19 levels. The Company believed that dental practitioners will focus their initial post-COVID-19 equipment spending on products that deliver short-term revenue gains for their practices before replacing the Imaging, Treatment Center and Instruments products that comprise the Equipment & Instruments reporting unit. After this extended recovery period, the Company expects the growth rates of Equipment & Instruments reporting unit to return to pre-COVID-19 levels.

To determine the fair value of these four reporting units, the Company used a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model used five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models included, but are not limited to: the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows were discounted based on a range between 9.5% to 11.5%, which included assumptions regarding the Company’s weighted average cost of capital. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. These future expectations included, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product development changes for these reporting units. The Company also considered the current and projected market and economic conditions amid the ongoing pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions, as well as unfavorable changes in the ongoing pandemic, could produce a different fair value, which could have a negative impact and result in a future impairment charge and could have a negative material impact the Company’s results of operations.

As a result of updating the estimates and assumptions in the ongoing COVID-19 pandemic and with the preparation of the financial statements for the three months ended March 31, 2020, the Company determined that the goodwill associated with the Equipment & Instruments reporting unit was impaired. As a result, the Company recorded a goodwill impairment charge of $156.6 million. This reporting unit is within the Technologies & Equipment segment. At March 31, 2020, the remaining goodwill related to the Equipment & Instruments reporting unit was $290.5 million. Based on the quantitative assessments performed for the three other reporting units, the Company believes that its adjusted long-term forecasted cash flows did not indicate that the fair value of these reporting units may be below their carrying value.

In preparing the financial statements for the three months ended March 31, 2020 in conjunction with the goodwill impairment, the Company tested the indefinite-lived intangible assets related to the businesses within the four reporting units for impairment. The Company performed impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applied significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. As a result, the Company identified that certain tradenames and trademarks related to businesses in the Equipment & Instruments reporting unit, within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $38.7 million for the three months ended March 31, 2020, which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rate. The Company utilized discount rates ranging from 10.0% to 17.5%. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties and any changes to these assumptions and estimates, including unfavorable changes related to the COVID-19 pandemic, could have a negative impact and result in a future impairment charge and could have a negative material impact the Company's results of operations. At March 31, 2020, the remaining indefinite-lived tradenames and trademarks related to the Equipment & Instruments reporting unit was $75.0 million. Based on the quantitative assessments performed for the indefinite-lived intangible assets related to the businesses in the three other reporting units, the Company believed that its adjusted long-term forecasted cash flows did not indicate that the fair value of the indefinite-lived intangible assets may be below their carrying value.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2019	$2,515.7	$880.8	$3,396.5
Impairment	(156.6)	—	(156.6)
Effects of exchange rate changes	(1.5)	(11.2)	(12.7)
Balance at June 30, 2020	$2,357.6	$869.6	$3,227.2

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,250.8	$(2,893.2)	$2,357.6	$5,252.3	$(2,736.6)	$2,515.7
Consumables	869.6	—	869.6	880.8	—	880.8
Total effect of cumulative impairment	$6,120.4	$(2,893.2)	$3,227.2	$6,133.1	$(2,736.6)	$3,396.5

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,350.9	$(574.5)	$776.4	$1,351.3	$(517.9)	$833.4
Tradenames and trademarks	78.5	(64.9)	13.6	79.0	(63.4)	15.6
Licensing agreements	36.1	(28.9)	7.2	36.0	(27.9)	8.1
Customer relationships	1,064.7	(431.9)	632.8	1,070.5	(399.2)	671.3
Total definite-lived	$2,530.2	$(1,100.2)	$1,430.0	$2,536.8	$(1,008.4)	$1,528.4

Indefinite-lived tradenames and trademarks	$609.6	$—	$609.6	$647.9	$—	$647.9

Total identifiable intangible assets	$3,139.8	$(1,100.2)	$2,039.6	$3,184.7	$(1,008.4)	$2,176.3

During the six months ended June 30, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

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

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The parties intend to participate in a mediation later in 2020 and the case will be stayed until that time. The Company continues to vigorously defend against these matters.

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

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms. The Company filed a motion to dismiss, and on July 31, 2020 the Magistrate Judge issued a report and recommendation to the District Court Judge recommending dismissal of the case with prejudice. The Company is awaiting a decision by the District Court Judge adopting the Magistrate Judge's decision.

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

The Company believes the IRS' position is without merit and believes that it is more-likely-than-not the Company’s position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

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

The impact of COVID-19 and the Company’s response

The impact to the Company’s net sales and net income during the six months ended June 30, 2020 were as follows:

•As previously announced, in the early part of the first quarter, the Company started to experience declines in customer demand in Asia as a result of the effects of COVID-19. As COVID-19 spread to other geographies during the first quarter, the Company experienced effects on customer demand in those regions as well. In early March, the Company experienced declines in demand in the European region, followed by North and South America in the second half of March. These decreases in demand were primarily driven by the government actions taken to limit the spread of COVID-19. Additionally, end-user demand was affected by guidance from professional dental associations recommending practitioners only perform emergency procedures.
•The Company continued to see lower levels of customer demand on a global basis as a result of government authorities extending actions taken in response to COVID-19. The Company experienced the lowest sales levels in April and began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open particularly in the United States, Europe and certain Asian countries within the Rest of World region.
•While government authorities have lifted many of these restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will return to pre-COVID-19 levels upon lifting these restrictions.

•The demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduces patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue.

The Company’s response to the pandemic through June 30, 2020 was as follows:

•A COVID-19 infection crisis management process was implemented by the Company to have a unified approach to responding to employees infected by COVID-19. All potential and actual cases across the Company were reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. No major outbreaks have occurred at any of the Company's locations.
•The Company put in place a travel ban, implemented a work from home policy where possible and prohibited all meetings of more than 10 people. These measures were taken to limit employee exposure to COVID-19 as well as comply with stay-at-home and social distancing guidelines.
•A customer service support continuity plan was implemented to meet customer needs. Technical support was maintained to assist the Company’s customers during this period while still ensuring employees' safety.
•The Company remained focused on maintaining a high level of customer support through robust virtual training and development courses.
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
•The Company reduced spending on sales, marketing, and other related expenses due to the decrease in customer demand. Additionally, the Company instituted a global hiring freeze, a reduction in temporary employees and consultants as well as curtailed or stopped all projects that are not critical to the continuity of the business. Despite these reductions, the Company maintained investment in critical capital and research and development projects as well as global efficiency and cost savings initiatives.
•During April, the Company announced additional furloughs or the reduction of working hours for employees throughout its organization. The total number of employees impacted by these measures represented approximately 52% of the workforce. The furloughs remained in place throughout the second quarter.
•For the safety of all employees and customers, the Company established additional protocols as well as following all mandated regulatory requirements imposed by the country, the state and the local jurisdictions in which the Company operates.
•The Company implemented salary reductions of up to 25% for most employees of the Company who were not furloughed during the second quarter where allowed by law, including members of management. These reductions were in place for 90 days. The CEO relinquished all but the portion of his base salary necessary to fund, on an after-tax basis, his contributions to continue to participate in the Company’s health benefits plan and meet certain other legal requirements. In addition, each member of the Board of Directors agreed to waive one quarter of his or her annual cash retainer for 2020.
•Many governments across the world instituted programs to reimburse business entities for a portion of employee compensation expense for employees that are furloughed or that are working reduced hours. The Company applied for and has received relief under these programs as well as certain other programs instituted by governments to mitigate the negative impacts of COVID-19.
•In an effort to preserve liquidity, the Company took action related to deferring the payment of income and payroll tax related liabilities where governments have allowed such deferrals. Additionally, the Company implemented cost containment measures to ensure the preservation of cash.
•Further, out of an abundance of caution in order to support its liquidity, the Company entered into and announced on April 9, 2020, a $310.0 million revolving credit facility, on May 5, 2020 entered into a 40.0 million euro revolving credit facility, on May 26, 2020 issued $750.0 million of senior unsecured notes, on May 12, 2020 entered into a 30.0 million euro revolving credit facility, and on June 11, 2020 entered into a 3.3 billion Japanese yen revolving credit facility. These liquidity measures are in addition to the Company’s $700.0 million revolving credit facility disclosed in its Form 10-K for December 31, 2019 filed on March 2, 2020.

•The Company elected to drawdown the full amount of the $700.0 million revolving credit facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. Upon the issuance of the $750.0 million of senior unsecured notes, the Company subsequently repaid the $700.0 million revolving credit facility.

In addition to continuing the above measures, subsequent to the six months ended June 30, 2020, the Company’s additional actions were as follows:

•The Company continues to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.
•The Company continues to take measures to contain costs in light of lower sales levels. The Company is also taking actions to accelerate the cost improvement initiatives included in the previously announced restructuring plan.

Up through the date of the filing of this Form 10-Q, the Company continues to operate its principal manufacturing facilities and other operations at a reduced capacity with the exception of its Healthcare business which is operating at normal capacity. While at a reduced level, the Company is still selling all products in its portfolio. The Company cannot estimate when its net sales will return to pre-COVID-19 levels or when manufacturing facilities and other operations will resume operating at a normal capacity. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company will appropriately staff sales, manufacturing, and other functions to meet customer demand and deliver on continuing critical projects while also complying with all government requirements.

Restructuring Announcement

In November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of the restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that further optimizes the Company’s product portfolio and reduces operating expenses. The product portfolio optimization will result in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion will result in total charges of approximately $375 million and is expected to result in annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $225 million under this program, of which, approximately $75 million were non-cash charges.

As part of this expanded plan, the Company announced on August 6, 2020 that it will close its traditional orthodontics business as well as close and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company intends to close several of its facilities and reduce its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $80 million to $90 million for inventory write-downs, severance costs, fixed asset write-offs and other facility closure costs. It is expected that the majority of these charges will be taken during the remainder of 2020. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. The Company does not expect a significant impact to net sales in the third and fourth quarter of 2020. Both businesses have been experiencing negative sales growth and are dilutive to the Company’s operating income rate.

The Company’s traditional orthodontics business, which includes brackets, bands, tubes and wires, had net sales of $132 million in 2019. The portion of the laboratory business the Company is closing manufactures removable dentures and related products and had net sales of $44 million in 2019. The net income of these businesses is not material to the Company’s consolidated results.

Business Drivers

The primary drivers of sales growth include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, sudden changes in the macroeconomic environment such as COVID-19, changes in strategy, or distributor inventory levels can and have impacted the Company's sales.

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

Subject to the pace of the post-pandemic recovery, the Company intends to continue pursuing opportunities to expand the Company’s product offerings, technologies, and sales and service infrastructure through partnerships and acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they remain fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Net Sales

The Company presents reported net sales comparing the current year periods to the prior year periods. In addition, the Company also compares reported net sales on an organic sales basis, which is a Non-GAAP measure.

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

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$490.6	$1,009.4	$(518.8)	(51.4%)

Net sales for the three months ended June 30, 2020 were $490.6 million, a decrease of $518.8 million or 51.4% from the three months ended June 30, 2019. The decrease in net sales was driven by both the Consumables segment and the Technologies & Equipment segment which were impacted by reduced demand for dental related procedures as a result of the COVID-19 pandemic. Net sales were negatively impacted by approximately 1.0% due to the strengthening of the U.S. dollar as compared to the same prior year period. This decrease included the negative impact of 0.4% from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the three months ended June 30, 2020, net sales decreased 49.9% on an organic sales basis. The decline in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic.

During the three months ended June 30, 2020, the Company experienced the lowest sales levels in April and began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open particularly in the United States and Europe.

The ultimate impact that COVID-19 will have on 2020 results is still unknown at this time and will depend heavily on the substance and pace of the post-pandemic recovery. However, at this time the Company expects that the COVID-19 pandemic will continue to have a negative material impact on 2020 net sales.

Net Sales by Region

Net sales by geographic region were as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$130.9	$329.5	$(198.6)	(60.3%)

Europe	215.3	422.0	(206.7)	(49.0%)

Rest of World	144.4	257.9	(113.5)	(44.0%)

United States

Net sales for the three months ended June 30, 2020 were $130.9 million, a decrease of $198.6 million or 60.3% from the three months ended June 30, 2019. Both the Consumables segment and the Technologies & Equipment segment saw a decline in net sales which was the result of the COVID-19 pandemic. The decrease also included a 0.3% reduction from divestitures of non-strategic businesses.

For the three months ended June 30, 2020, net sales decreased by 60.0% on an organic sales basis. The decline in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic.

Europe

Net sales for the three months ended June 30, 2020 were $215.3 million, a decrease of $206.7 million or 49.0% from the three months ended June 30, 2019. Both the Technologies & Equipment segment and the Consumables segment saw a decline in net sales which was the result of the COVID-19 pandemic. The three months ended June 30, 2020 was negatively impacted by approximately 1.1% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included reductions of 0.9% from divestitures of non-strategic businesses and 0.1% due to discontinued products.

For the three month period ended June 30, 2020, net sales decreased by 46.9% on an organic sales basis. The decline in organic sales was attributable to both the Technologies & Equipment segment and the Consumables segment which was the result of the COVID-19 pandemic.

Rest of World

Net sales for the three months ended June 30, 2020 were $144.4 million, a decrease of $113.5 million or 44.0% from the three months ended June 30, 2019. Both the Consumables segment and the Technologies & Equipment segment saw a decline in net sales which was the result of the COVID-19 pandemic. The three months ended June 30, 2020 was negatively impacted by approximately 2.0% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a 0.1% reduction from divestitures of non-strategic businesses.

For the three month period ended June 30, 2020, net sales decreased by 41.9% on an organic sales basis. The decline in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic.

Gross Profit

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$176.1	$540.8	$(364.7)	(67.4%)

Gross profit as a percentage of net sales	35.9%	53.6%

For the three months ended June 30, 2020, the decrease in the gross profit rate was driven by the decline in net sales and the resulting unfavorable manufacturing variances due to the COVID-19 pandemic, as compared to the same period ended June 30, 2019.

For the remainder of 2020, the Company believes the gross profit rate will be unfavorably impacted as a result of lower net sales and manufacturing facilities operating at reduced volume until market demand returns to normal levels.

Operating Expenses

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Selling, general, and administrative expenses	$279.1	$430.9	$(151.8)	(35.2%)
Restructuring and other costs	1.3	42.4	(41.1)	(96.9%)

SG&A as a percentage of net sales	56.9%	42.7%

Selling, general, and administrative expenses

For the three months ended June 30, 2020, Selling, general, and administrative expenses ("SG&A"), including research and development expenses, as a percentage of net sales had a higher rate driven by lower sales which more than offsets the cost reduction measures implemented by the Company in response to COVID-19.

For the remainder of 2020, the Company believes SG&A expenses will be lower than 2019, primarily due to the cost reduction measures including COVID-19 related actions. The cost reduction measures include, but are not limited to the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services. The Company expects to continue these measures until sales start to return to a more normal level.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $1.3 million for the three months ended June 30, 2020 compared to $42.4 million for the three months ended June 30, 2019.

The Company recorded $2.2 million of restructuring costs for the three months ended June 30, 2020 compared to $10.7 million for the three months ended June 30, 2019.

During the three months ended June 30, 2020, the Company recorded a benefit of $0.9 million of other costs. During the three months ended June 30, 2019, the Company recorded $31.7 million of other costs, which consist primarily of fixed asset impairments.

The Company announced on August 6, 2020 that it will close its traditional orthodontics business as well as close and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company intends to close several of its facilities and reduce it's workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $80 million to $90 million for inventory write-downs, severance costs, fixed asset write-offs and other facility closure costs. It is expected that the majority of these charges will be taken during the remainder of 2020. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs The Company does not expect a significant impact to net sales in the third and fourth quarter of 2020. Both businesses have been experiencing negative sales growth and are dilutive to the Company’s operating income rate.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change

Net interest expense	$11.3	$7.8	$3.5

Other expense (income), net	4.3	12.1	(7.8)

Net interest and other expense (income)	$15.6	$19.9	$(4.3)

Net Interest Expense

Net interest expense for the three months ended June 30, 2020 increased $3.5 million as compared to the three months ended June 30, 2019. Higher average debt levels in 2020 was the primary driver when compared to the prior year period resulting in higher net interest expense.

On April 17, 2020 the Company drew down $700.0 million under its 2018 revolving credit facility. On May 26, 2020, the Company issued $750.0 million of senior unsecured notes with a final maturity date of June 1, 2030 at a semi-annual coupon of 3.25%. The net proceeds were $748.4 million, net of discount of $1.6 million. Issuance fees totaled $6.4 million. The Company paid $30.5 million to settle its $150.0 million notional T-Lock contract which partially hedged the interest rate risk of the note issuance. The Company repaid the $700.0 million revolver borrowing on May 26, 2020 from the net proceeds of the note issuance.

As a result of the additional financing, the Company's interest expense will increase throughout the remainder of 2020. See Part I, Item 1, Note 11, Financing Arrangements, in the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for further details.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2020 was expense of $4.3 million. Other expense (income), net for the three months ended June 30, 2019 was expense of $12.1 million.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio. As a result, the Company expects other income related to this hedge portfolio will decline throughout the remainder of 2020.

Income Taxes and Net (Loss) Income

	Three Months Ended June 30,
(in millions, except per share data and percentages)	2020	2019	$ Change

(Benefit) provision for income taxes	$(24.0)	$11.2	$(35.2)

Effective income tax rate	NM	23.5%

Net (loss) income attributable to Dentsply Sirona	$(95.4)	$36.4	$(131.8)

Net (loss) income per common share - diluted	$(0.44)	$0.16
NM - Not meaningful

(Benefit) provision for income taxes

For the three months ended June 30, 2020, income taxes were a benefit of $24.0 million as compared to a net provision of $11.2 million during the three months ended June 30, 2019.

During the three months ended June 30, 2020, the Company recorded $0.9 million of tax expense for other discrete tax matters. Excluding these discrete tax items, the Company’s effective tax rate was 20.8%.

During the three months ended June 30, 2019, the Company recorded $1.8 million of excess tax benefit related to employee share-based compensation. The Company also recorded a $10.1 million tax benefit as a discrete item related to a fixed asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of fixed assets and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 25.2%.

The Company is restructuring its business through streamlining of the organization and consolidating functions. Realization of the benefits of these plans could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets in a future period.

Operating Segment Results

Net Sales

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$303.9	$558.4	$(254.5)	(45.6%)

Consumables	186.7	451.0	(264.3)	(58.6%)

Segment Operating (Loss) Income

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$(3.8)	$96.0	$(99.8)	(104.0%)

Consumables	(17.6)	121.8	(139.4)	(114.4%)

Technologies & Equipment

Net sales for the three months ended June 30, 2020 were $303.9 million, a decrease of $254.5 million or 45.6% from the three months ended June 30, 2019. The decrease in net sales was across all businesses which were impacted by reduced demand for dental related procedures as a result of the COVID-19 pandemic. Net sales were negatively impacted by approximately 1.0% due to the strengthening of the U.S. dollar over the prior year period. The increase included a 0.9% negative impact from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the three months ended June 30, 2020, net sales decreased 43.6% on an organic sales basis. Organic sales decline was across all regions which was due to reduced demand for dental related procedures as a result of the COVID-19 pandemic.

Key drivers of the decrease in organic sales for the three months ended June 30, 2020, were Equipment & Instruments, Digital Dentistry, and Implants businesses.

Operating income decreased $99.8 million for the three months ended June 30, 2020 as compared to the same prior year period. The decrease in operating income was driven by lower sales volume and unfavorable manufacturing variances due to the impact of COVID-19, partially offset by cost reduction measures in both gross profit and SG&A.

Consumables

Net sales for the three months ended June 30, 2020 were $186.7 million, a decrease of $264.3 million or 58.6% from the three months ended June 30, 2019. The decrease in net sales was across all businesses which were impacted by reduced demand for dental related procedures as a result of the COVID-19 pandemic. Net sales were negatively impacted by approximately 0.9% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the three months ended June 30, 2020, net sales decreased 57.7% on an organic sales basis. The decline in organic sales was across all regions which was due to reduced demand for dental related procedures as a result of the COVID-19 pandemic.

Key drivers of the decline in organic sales for the three months ended June 30, 2020, were the Endodontic, Restorative, and Preventive businesses driven by the COVID-19 pandemic.

Operating income decreased $139.4 million for the three months ended June 30, 2020 as compared to the same prior year period. The decrease in operating income was driven by lower sales volume and unfavorable manufacturing variances due to the impact of COVID-19, partially offset by cost reduction measures in both gross profit and SG&A.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Net Sales

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$1,364.9	$1,955.6	$(590.7)	(30.2%)

Net sales for the six months ended June 30, 2020 were $1,364.9 million, a decrease of $590.7 million or 30.2% from the six months ended June 30, 2019. The decrease in net sales was attributable to both the Consumables segment and the Technologies & Equipment segment which were impacted by reduced demand for dental related procedures as a result of the COVID-19 pandemic, partially offset by new product sales. Net sales were negatively impacted by approximately 1.4% due to the strengthening of the U.S. dollar as compared to the same prior year period. This decrease included the negative impact of 0.9% from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the six months ended June 30, 2020, net sales decreased 27.8% on an organic sales basis. The decrease in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic.

During the six months ended June 30, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume during March which continued to its lowest levels in April as certain countries in Asia and Europe began to issue stay-at-home and social distancing guidelines which were quickly adopted in the United States as well. The Company then began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open particularly in the United States and Europe.

The ultimate impact that COVID-19 will have on 2020 results is still unknown at this time and will depend heavily on the substance and pace of the post-pandemic recovery. However, at this time the Company expects that the COVID-19 pandemic will continue to have a negative material impact to 2020 net sales.

Net Sales by Region

Net sales by geographic region were as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$431.4	$642.9	$(211.5)	(32.9%)

Europe	588.4	817.8	(229.4)	(28.1%)

Rest of World	345.1	494.9	(149.8)	(30.3%)

United States

Net sales for the six months ended June 30, 2020 were $431.4 million, a decrease of $211.5 million or 32.9% from the six months ended June 30, 2019. The decrease in net sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was a result of the COVID-19 pandemic. The decrease also included a 1.2% reduction from divestitures of non-strategic businesses in the prior year period.

For the six months ended June 30, 2020, net sales decreased by 31.3% on an organic sales basis. The decline in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was a result of the COVID-19 pandemic.

Europe

Net sales for the six months ended June 30, 2020 were $588.4 million, a decrease of $229.4 million or 28.1% from the six months ended June 30, 2019. The decrease in net sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic. The six months ended June 30, 2020 was negatively impacted by approximately 1.8% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included reductions of 0.9% from divestitures of non-strategic businesses and 0.1% due to discontinued products.

For the six month period ended June 30, 2020, net sales decreased by 25.2% on an organic sales basis. The decline in organic sales was attributable to both the Consumables segment and the Technologies & Equipment segment which was the result of the COVID-19 pandemic.

Rest of World

Net sales for the six months ended June 30, 2020 were $345.1 million, a decrease of $149.8 million or 30.3% from the six months ended June 30, 2019. The decrease in net sales was attributable to both the Technologies & Equipment segment and the Consumables segment which was the result of the COVID-19 pandemic. The six months ended June 30, 2020 was negatively impacted by approximately 2.2% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included reductions of 0.3% from divestitures of non-strategic businesses and 0.2% due to discontinued products.

For the six month period ended June 30, 2020, net sales decreased by 27.6% on an organic sales basis. The decline in organic sales was driven by both the Technologies & Equipment segment and the Consumables segment which was the result of the COVID-19 pandemic.

Gross Profit

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$643.9	$1,040.5	$(396.6)	(38.1%)

Gross profit as a percentage of net sales	47.2%	53.2%

Gross profit as a percentage of net sales decreased by 603 basis points for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

For the six months ended June 30, 2020, the decrease in the gross profit rate was primarily driven by the decline in net sales and the resulting unfavorable manufacturing variances due to the COVID-19 pandemic, as compared to the six months ended June 30, 2019.

For the remainder of 2020, the Company believes the gross profit rate will be unfavorably impacted as a result of manufacturing facilities operating at reduced volume until market demand returns to normal levels.

Operating Expenses

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$672.6	$862.8	$(190.2)	(22.0%)
Goodwill impairment	156.6	—	156.6	NM
Restructuring and other costs	43.8	62.9	(19.1)	(30.4%)

SG&A as a percentage of net sales	49.3%	44.1%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and development expenses, as a percentage of net sales for the six months ended June 30, 2020 increased 516 basis points as compared to the six months ended June 30, 2019.

For the six months ended June 30, 2020, the higher rate was primarily driven by lower sales which more than offsets the cost reduction measures implemented by the Company in response to COVID-19.

For the remainder of 2020, the Company believes SG&A expenses will be lower than 2019, primarily due to the cost reduction measures including COVID-19 related actions. The cost reduction measures include, but are not limited to the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services. The Company expects to continue these measures until sales start to return to a more normal level.

Goodwill impairment

For the six months ended June 30, 2020, the Company recorded a goodwill impairment charge of $156.6 million. The impairment charge is related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment recorded in the three months ended March 31, 2020. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $43.8 million for the six months ended June 30, 2020 compared to $62.9 million for the six months ended June 30, 2019.

The Company recorded $4.5 million of restructuring costs for the six months ended June 30, 2020 compared to $24.9 million for the six months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recorded $39.3 million of other costs, which consist primarily of impairment charges of $38.7 million related to indefinite-lived intangible assets recorded in the three months ended March 31, 2020. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. During the six months ended June 30, 2019, the Company recorded $38.0 million of other costs, which consisted primarily of fixed asset impairments of $32.8 million and an impairment charges of $5.3 million related to indefinite-lived intangible assets.

The Company announced on August 6, 2020 that it will close its traditional orthodontics business as well as close and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company intends to close several of its facilities and reduce its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $80 million to $90 million for inventory write-downs, severance costs, fixed asset write-offs and other facility closure costs. It is expected that the majority of these charges will be taken during the remainder of 2020. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs The Company does not expect a significant impact to net sales in the third and fourth quarter of 2020. Both businesses have been experiencing negative sales growth and are dilutive to the Company’s operating income rate.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2020	2019	Change

Net interest expense	$17.6	$15.1	$2.5
Other expense (income), net	2.9	(1.7)	4.6
Net interest and other expense	$20.5	$13.4	$7.1

Net Interest Expense

Net interest expense for the six months ended June 30, 2020 increased $2.5 million as compared to the six months ended June 30, 2019. Higher average debt levels in 2020 was the primary driver when compared to the prior year period resulting in higher net interest expense.

On April 17, 2020 the Company drew down $700.0 million under its 2018 revolving credit facility. On May 26, 2020, the Company issued $750.0 million of senior unsecured notes with a final maturity date of June 1, 2030 at a semi-annual coupon of 3.25%. The net proceeds were $748.4 million, net of discount of $1.6 million. Issuance fees totaled $6.4 million. The Company paid $30.5 million to settle its $150.0 million notional T-Lock contract which partially hedged the interest rate risk of the note issuance. The Company repaid the $700.0 million revolver borrowing on May 26, 2020 from the net proceeds of the note issuance.

As a result of the additional financing, the Company's interest expense will increase throughout the remainder of 2020. See Part I, Item 1, Note 11, Financing Arrangements, in the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for further details.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2020 was expense of $2.9 million. Other expense (income), net for the six months ended June 30, 2019 was income of $1.7 million and consisted primarily of a gain on the sale of a non-strategic business.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio. As a result, the Company expects other income related to this hedge portfolio will decline throughout the remainder of 2020.

Income Taxes and Net (Loss) Income

	Six Months Ended June 30,
(in millions, except per share data and percentages)	2020	2019	$ Change

(Benefit) provision for income taxes	$(13.8)	$25.8	$(39.6)

Effective income tax rate	NM	25.4%

Net (loss) income attributable to Dentsply Sirona	$(235.3)	$75.6	$(310.9)

Net (loss) income per common share - diluted	$(1.07)	$0.34
NM - Not meaningful.

(Benefit) provision for income taxes

For the six months ended June 30, 2020, income taxes were a benefit of $13.8 million as compared to a net provision of $25.8 million during the six months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recorded $6.9 million of tax expense for other discrete tax matters. The Company also recorded a $10.6 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of the intangible assets and non-deductible goodwill impairment charge, the Company’s effective tax rate was 18.6%.

During the six months ended June 30, 2019, the Company recorded the following discrete tax items, $1.5 million of tax benefit related to employee share-based compensation and $2.1 million of tax expense for other discrete tax matters. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge and $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.4%.

The Company is restructuring its business through streamlining of the organization and consolidating functions. Realization of the benefits of these plans could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets in a future period.

Operating Segment Results

Net Sales

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$824.2	$1,079.2	$(255.0)	(23.6%)

Consumables	540.7	876.4	(335.7)	(38.3%)

Segment Operating Income

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$107.3	$167.8	$(60.5)	(36.1%)

Consumables	44.0	227.5	(183.5)	(80.7%)

Technologies & Equipment

Net sales for the six months ended June 30, 2020 were $824.2 million, a decrease of $255.0 million or 23.6% from the six months ended June 30, 2019. The decrease in net sales was across all businesses as compared to the same six month period in the prior year was the result of the COVID-19 pandemic. Net sales were negatively impacted by approximately 1.6% due to the strengthening of the U.S. dollar over the prior year period. The increase included a 1.6% negative impact from divestitures of non-strategic businesses and a 0.1% reduction due to discontinued products.

For the six months ended June 30, 2020, net sales decreased 20.3% on an organic sales basis. Organic sales decline was across all regions which was the result of the COVID-19 pandemic.

Key drivers of the decrease in organic sales for the six months ended June 30, 2020, were Equipment & Instruments, Digital Dentistry, and Implants businesses.

Operating income decreased $60.5 or 36.1% for the six months ended June 30, 2020 as compared to the same prior year period. The decrease in operating income was primarily driven by lower sales volume and unfavorable manufacturing variances due to the impact of COVID-19, partially offset by cost reduction measures in both gross profit and SG&A.

Consumables

Net sales for the six months ended June 30, 2020 were $540.7 million, a decrease of $335.7 million or 38.3% from the six months ended June 30, 2019. The decrease in net sales was across all businesses which was the result of the COVID-19 pandemic. Net sales were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar as compared to the same prior year period.

For the six months ended June 30, 2020, net sales decreased 37.1% on an organic sales basis. The decline in organic sales was due to lower demand in all regions which was a result of the COVID-19 pandemic.

Key drivers of the decline in organic sales for the six months ended June 30, 2020, were the Endodontic, Restorative, and Preventive businesses.

Operating income decreased $183.5 million or 80.7% for the six months ended June 30, 2020 as compared to the same prior year period. The decrease in operating income was primarily driven by lower sales volume and unfavorable manufacturing variances due to the impact of COVID-19, partially offset by cost reduction measures in both gross profit and SG&A.

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

The performance of the Company's 2020 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“WACC”) rates utilized in the 2020 analysis ranged from 9.0% to 11.5%. For the Company's reporting units that were not impaired at March 31, 2020 (see March 31, 2020 Impairment Testing below), the Company applied a hypothetical sensitivity analysis. If the WACC rate of these reporting units had been hypothetically increased by 100 basis points at April 30, 2020, one reporting unit within the Company's Technologies & Equipment segment, would have a fair value that would approximate book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2020, the fair value of those reporting units would still exceed net book value. Goodwill for this reporting unit totals $1.1 billion at June 30, 2020.

If the Company’s analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates or a degradation in the overall markets served by these reporting units, any of which could have a negative material impact to the fair value and result in a future impairment of the carrying value of goodwill. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company’s 2020 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. For the Company's indefinite-lived intangible assets that were not impaired at March 31, 2020 (see March 31, 2020 Impairment Testing below), the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these assets would still exceed their book value.

Should the Company’s analysis in the future indicate additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the use of the tradenames and trademarks, any of which could have a negative material impact to the fair value and result in a future impairment of the carrying value of the indefinite-lived intangible assets. There can be no assurance that the Company’s future indefinite-lived intangible asset impairment testing will not result in a charge to earnings.

March 31, 2020 Impairment Testing

Goodwill

In conjunction with the preparation of the financial statements for the three months ended March 31, 2020, the Company identified a triggering event, and as a result, the Company recorded a goodwill impairment charge of $156.6 million related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment. The goodwill impairment charge was primarily driven by a change in forecasted sales due to the COVID-19 pandemic which resulted in a lower fair value for this reporting unit. For further information, see Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. The assumptions and estimates used in determining the fair value of these reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

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

Indefinite-Lived Assets

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

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2020

Net loss of $235.8 million for the six months ended June 30, 2020, was a decrease of $311.4 million as compared to net income of $75.6 million for the six months ended June 30, 2019, primarily as a result of reduced demand for dental related procedures due to the COVID-19 pandemic. Cash provided by operating activities during the six months ended June 30, 2020 was $164.4 million, a decrease of $10.0 million as compared to $174.4 million during the six months ended June 30, 2019 which was driven by a reduction in working capital in the current period, primarily related to a decrease in accounts receivables and to a lesser extent, a reduction in inventory. The Company’s cash and cash equivalents increased by $704.2 million to $1,109.1 million during the six months ended June 30, 2020.

For the six months ended June 30, 2020, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 26 days to 88 days as compared to 62 days at December 31, 2019. The increase in days of sales outstanding in accounts receivable was primarily due to lower sales for the three months ended June 30, 2020 as compared to the three months ended December 31, 2019 as the COVID-19 pandemic decreased dental products demand in the months of March through June. On a constant currency basis, the number of days of sales in inventory increased by 16 days to 132 days at June 30, 2020 as compared to 116 days at December 31, 2019. Inventory days increased primarily due to the lower sales during the six months ended June 30, 2020, slightly offset by the decrease in inventory as compared to December 31, 2019. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash provided from investing activities during the first six months of 2020 included capital expenditures of $38.8 million and cash proceeds from net investment hedges of $57.5 million. The Company expects critical capital expenditures to be in the range of approximately $75 million to $100 million for the full year 2020.

On April 7, 2020, the Company terminated its entire net investment hedge portfolio early which resulted in a $48.1 million cash receipt in the second quarter of 2020. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

Cash generated by financing activities for the six months ended June 30, 2020 was primarily related to net proceeds on long-term borrowings of $741.2 million, less payment on a T-Lock of $30.5 million, dividend payments of $44.0 million, and share repurchases of $140.0 million.

On March 9, 2020, the Company entered into an Accelerated Share Repurchase Transaction (“ASR Agreement") for $140.0 million. Under the ASR Agreement, the Company received 80% of the then estimated total shares up-front or 2.7 million shares at the then current price of $42.12. The Company received an additional 1.0 million shares after the trading window closed on May 8, 2020. The final amount repurchased is 3.7 million shares at a volume-weighted average price of $38.25 inclusive of a $0.63 per share discount. At June 30, 2020, the Company held 46.1 million shares of treasury stock. The Company received proceeds of $5.4 million as a result of the exercise of 0.1 million of stock options during the six months ended June 30, 2020. Including prior year repurchases, the total amount repurchased under this authorization is $650.2 million leaving $349.8 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings increased by a net $747.6 million during the six months ended June 30, 2020, which includes an increase of $7.9 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2020 and December 31, 2019, the Company's ratio of total net debt to total capitalization was 18.8% and 16.8%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

At June 30, 2020, the Company had borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility of $1,156.1 million. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of its credit facilities.

In response to the COVID-19 pandemic the Company took the following actions during the six months ended June 30, 2020 to strengthen its liquidity and financial flexibility:

•On April 9, 2020, the Company entered into a $310.0 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects, is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company.

•On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 revolving credit facility, which is equal to $700.0 million. The Company had previously not drawn down any sums under this facility. The borrowings incurred interest at the rate of adjusted LIBOR plus 1.25%. The Company subsequently repaid the $700.0 million revolver borrowing on May 26, 2020. Under its multi-currency revolving credit agreement, the Company is able to borrow up to $700.0 million through July 28, 2024.

•On May 26, 2020, the Company issued $750.0 million of 3.25% senior unsecured notes with a final maturity date of June 1, 2030. The net proceeds were $748.4 million, net of discount of $1.6 million. Issuance fees totaled $6.4 million. The Company paid $30.5 million to settle the $150.0 million notional T-Lock contract which partially hedged the interest rate risk of the note issuance. This cost will be amortized over the ten-year life of the notes. The proceeds were used to repay the $700.0 million revolver borrowing and the remaining proceeds will be used for working capital and other general corporate purposes.

•Various other credit facilities:

◦On May 5, 2020, the Company entered into a 40.0 million euro 364-day revolving credit facility with a maturity date of April 30, 2021.
◦On May 12, 2020 the Company entered into a 30.0 million euro 364-day revolving credit facility with a maturity date of May 6, 2021.
◦On June 11, 2020, the Company entered into a 3.3 billion Japanese yen 364-day revolving credit facility with a maturity date of June 11, 2021.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company.

The Company also has access to $35.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2020, the Company had $0.1 million outstanding under these short-term lines of credit.

The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper program. The $700.0 million revolver serves as a back-up to the commercial paper program, thus the total available credit under the commercial paper program and the multi-currency revolving credit facilities in the aggregate is $700.0 million. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under these facilities. The Company had no outstanding borrowings under the commercial paper program at June 30, 2020.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company.The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At June 30, 2020, the Company was in compliance with these covenants and expects to remain in compliance with all covenants over the next twelve months.

At June 30, 2020, the Company held $51.4 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metals at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2020, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2019.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term as interest rates remain at historically low levels. The Company believes there is sufficient liquidity available for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

The Company is closely monitoring the global impacts of the COVID-19 pandemic, which has a significant negative effect, and is expected to continue to to have a significant negative effect, revenue, results of operations, cash flow and liquidity. As a result of the global outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, certain actions are being taken by governmental authorities and private enterprises globally to control the outbreak, including restrictions on public gatherings, travel and commercial operations, temporary closures or decreased operations of dental offices, as well as certain government mandates to limit certain dental procedures to those that could be considered emergency only. These measures, as well as guidance from professional dental associations recommending practitioners only perform emergency procedures, and the impact of COVID-19 generally, may result in, or continue to result in:

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
•the inability or failure of customers to timely meet payment obligations or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may have a negative material impact on the Company's cash flow, liquidity and statements of operations;
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

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, have resulted in significant disruption in the credit markets, which may adversely affect the Company’s ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives. During the six months ended June 30, 2020, S&P Global Ratings affirmed the Company’s BBB issuer credit rating, but changed the outlook to negative from stable. Future adverse changes in the Company’s credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including access to the unsecured borrowing market. The Company issued $750.0 million of senior unsecured notes and currently has access to approximately $1,156.1 million of committed credit facilities and has current availability of $1,010.0 million, 70.0 million euro, and 3.3 billion Japanese yen, all under revolving credit facilities, which provides additional sources of liquidity, but the ability to access these revolving credit facilities depends on, among other things, compliance with certain covenants; and the Company may not be able to maintain compliance with such covenants if the deterioration of its business continues. There is no guarantee that additional debt financing will be available in the future to fund obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding. In addition, the terms of future debt agreements could include additional restrictive covenants that would reduce flexibility.

The Company recognized a goodwill impairment charge in the three months ended March 31, 2020 related to the ongoing COVID-19 pandemic and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

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

During the three months ended March 31, 2020, the Company's estimates and assumptions made at its prior year annual impairment test, have been unfavorably impacted by the COVID-19 pandemic. The Company has experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic.

In connection with the Company’s preparation of the financial statements for the three months ended March 31, 2020, the Company identified a triggering event where the Company determined it was necessary to record a $156.6 million non-cash impairment charge related to goodwill associated with the Equipment & Instruments reporting unit, within the Technologies & Equipment segment, as well as $38.7 million impairment charge related to indefinite-lived intangible assets held by businesses within this reporting unit. The impairment takes into consideration the Company’s updated business outlook for the remainder of calendar year 2020, pursuant to which the Company updated future assumptions and projections related to its reporting unit amid the ongoing COVID-19 pandemic. After updating the assumptions and projections, the Company then calculated an estimate of the fair value for this reporting unit. As of March 31, 2020, the Company determined that one reporting unit had an indication of impairment. In determining the impairment loss, the Company recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. See Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q. The Company also disclosed in Part I, Item 2, Critical Accounting Policies, had the Company applied a hypothetical 100 basis points increase to the WACC rate or a hypothetical 10% decrease in fair value to its reporting units not impaired, one reporting unit, within the Technologies & Equipment segment, would have a fair value that approximates book value. Goodwill for this reporting unit totals $1.1 billion at March 31, 2020.

The Company also disclosed in Part I, Item 2, Critical Accounting Policies, the results of the Company's annual impairment test for goodwill. The results of the tests indicated no impairment. Had the Company applied a hypothetical 100 basis points increase to the WACC rate or a hypothetical 10% decrease in fair value to its reporting units not impaired, one reporting unit, within the Technologies & Equipment segment would have a fair value that approximates book value. Goodwill for this reporting unit totals $1.1 billion at June 30, 2020. For the Equipment & Instruments reporting unit that recorded goodwill impairment at March 31, 2020, the implied fair value continues to approximate net book value at April 30, 2020. Goodwill for this reporting unit totals $290.8 million at June 30, 2020.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2020, the Company had $349.8 million available under the stock repurchase program. During the three months ended June 30, 2020, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

April 1, 2020 to April 30, 2020	—	$—	$—	$377.8
May 1, 2020 to May 31, 2020	1.0	27.97	28.0	349.8
June 1, 2020 to June 30, 2020	—	—	—	349.8
	1.0	$—	$28.0
(a) On May 12, 2020, the Company settled the ASR Agreement and received 1.0 million shares of the Company's common stock. For further information see Part I, Item 1, Note 4, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 6 – Exhibits

Exhibit Number	Description
4.1	Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (1)
4.2	First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (1)
4.3	Form of 3.250% Notes due 2030 (included in Exhibit 4.2). (1)
10.1	Employment Agreement, dated May 27, 2017, between DENTSPLY SIRONA Inc. and William E. Newell.
10.2	First Amendment to Employment Agreement, dated August 6, 2018, between DENTSPLY SIRONA Inc. and William E. Newell.
10.3	Separation Agreement with General Release, dated July 20, 2020, by and between William E. Newell and DENTSPLY SIRONA Inc.
10.4	364-Day Credit Agreement, dated as of April 9, 2020, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the lenders party thereto. (2)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to exhibit included in the Company's Form 8-K dated May 26, 2020.
(2) Incorporated by reference to exhibit included in the Company's Form 8-K dated April 9, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	August 6, 2020
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	August 6, 2020
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer