Form 10-Q
period 2020-09-30
DENTSPLY SIRONA Inc.
filed 2020-11-05
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 3, 2020, DENTSPLY SIRONA Inc. had 218,555,259 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$894.8	$962.1	$2,259.7	$2,917.7
Cost of products sold	452.5	448.1	1,173.5	1,363.2

Gross profit	442.3	514.0	1,086.2	1,554.5
Selling, general, and administrative expenses	341.9	399.3	1,014.5	1,262.1
Goodwill impairment	—	—	156.6	—
Restructuring and other costs	18.7	5.2	62.5	68.1

Operating income (loss)	81.7	109.5	(147.4)	224.3

Other income and expenses:
Interest expense	14.5	6.6	33.5	23.0
Interest income	(0.4)	(0.7)	(1.8)	(2.0)
Other expense (income), net	0.9	(2.9)	3.8	(4.6)

Income (loss) before income taxes	66.7	106.5	(182.9)	207.9
Provision (benefit) for income taxes	12.5	21.5	(1.3)	47.3

Net income (loss)	54.2	85.0	(181.6)	160.6

Less: Net income (loss) attributable to noncontrolling interest	0.4	—	(0.1)	—

Net income (loss) attributable to Dentsply Sirona	$53.8	$85.0	$(181.5)	$160.6

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.25	$0.38	$(0.83)	$0.72
Diluted	$0.25	$0.38	$(0.83)	$0.71

Weighted average common shares outstanding:
Basic	218.5	223.1	219.4	223.5
Diluted	219.2	224.9	219.4	225.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$54.2	$85.0	$(181.6)	$160.6

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	84.8	(127.5)	40.0	(144.8)
Net (loss) gain on derivative financial instruments	(19.3)	20.1	(22.2)	12.0
Pension liability gain	1.6	0.9	4.7	2.7
Total other comprehensive income (loss), net of tax	67.1	(106.5)	22.5	(130.1)

Total comprehensive income (loss)	121.3	(21.5)	(159.1)	30.5

Less: Comprehensive income attributable to noncontrolling interests	—	—	0.4	0.3

Total comprehensive income (loss) attributable to Dentsply Sirona	$121.3	$(21.5)	$(159.5)	$30.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$1,272.0	$404.9
Accounts and notes receivables-trade, net	628.1	782.0
Inventories, net	489.1	561.7
Prepaid expenses and other current assets	190.4	251.3
Total Current Assets	2,579.6	1,999.9

Property, plant and equipment, net	772.4	802.4
Operating lease right-of-use assets, net	144.1	159.3
Identifiable intangible assets, net	2,058.1	2,176.3
Goodwill	3,282.7	3,396.5
Other noncurrent assets	59.0	68.5
Total Assets	$8,895.9	$8,602.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$242.8	$307.9
Accrued liabilities	564.1	629.2
Income taxes payable	75.2	56.1
Notes payable and current portion of long-term debt	296.1	2.3
Total Current Liabilities	1,178.2	995.5

Long-term debt	1,930.0	1,433.1
Operating lease liabilities	105.4	119.5
Deferred income taxes	423.1	479.6
Other noncurrent liabilities	496.9	480.3
Total Liabilities	4,133.6	3,508.0

Commitments and contingencies	—	—

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	2.6	2.6
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2020 and December 31, 2019
218.5 million and 221.3 million shares outstanding at September 30, 2020 and December 31, 2019, respectively
Capital in excess of par value	6,592.4	6,586.7
Retained earnings	1,156.2	1,404.2
Accumulated other comprehensive loss	(577.6)	(599.7)
Treasury stock, at cost, 46.0 million and 43.2 million shares at September 30, 2020 and December 31, 2019, respectively	(2,413.1)	(2,301.3)
Total Dentsply Sirona Equity	4,760.5	5,092.5

Noncontrolling interests	1.8	2.4
Total Equity	4,762.3	5,094.9
Total Liabilities and Equity	$8,895.9	$8,602.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$2.6	$6,586.7	$1,404.2	$(599.7)	$(2,301.3)	$5,092.5	$2.4	$5,094.9
Net loss	—	—	(139.9)	—	—	(139.9)	—	(139.9)
Other comprehensive (loss) income	—	—	—	(112.5)	—	(112.5)	0.3	(112.2)
Exercise of stock options	—	(0.5)	—	—	4.3	3.8	—	3.8
Stock based compensation expense	—	9.4	—	—	—	9.4	—	9.4
Funding of employee stock purchase plan	—	0.8	—	—	1.3	2.1	—	2.1
Treasury shares purchased	—	(28.0)	—	—	(112.0)	(140.0)	—	(140.0)
Restricted stock unit distributions	—	(14.8)	—	—	8.7	(6.1)	—	(6.1)
Restricted stock unit dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(21.8)	—	—	(21.8)	—	(21.8)
Balance at March 31, 2020	$2.6	$6,553.9	$1,242.2	$(712.2)	$(2,399.0)	$4,687.5	$2.7	$4,690.2
Net loss	—	—	(95.4)	—	—	(95.4)	(0.5)	(95.9)
Other comprehensive income	—	—	—	67.5	—	67.5	0.1	67.6
Exercise of stock options	—	0.3	—	—	1.3	1.6	—	1.6
Stock based compensation expense	—	10.3	—	—	—	10.3	—	10.3
Treasury shares purchased	—	28.0	—	—	(28.0)	—	—	—
Restricted stock unit distributions	—	(16.0)	—	—	9.5	(6.5)	—	(6.5)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(21.9)	—	—	(21.9)	—	(21.9)
Balance at June 30, 2020	$2.6	$6,576.7	$1,124.7	$(644.7)	$(2,416.2)	$4,643.1	$2.3	$4,645.4
Net income	—	—	53.8	—	—	53.8	0.4	54.2
Other comprehensive income	—	—	—	67.1	—	67.1	—	67.1
Acquisition of noncontrolling interest	—	0.2	—	—	—	0.2	(0.9)	(0.7)
Exercise of stock options	—	(0.5)	—	—	0.6	0.1	—	0.1
Stock based compensation expense	—	16.5	—	—	—	16.5	—	16.5
Funding of employee stock purchase plan	—	0.9	—	—	1.7	2.6	—	2.6
Restricted stock unit distributions	—	(1.6)	—	—	0.8	(0.8)	—	(0.8)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(22.1)	—	—	(22.1)	—	(22.1)
Balance at September 30, 2020	$2.6	$6,592.4	$1,156.2	$(577.6)	$(2,413.1)	$4,760.5	$1.8	$4,762.3

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$2.6	$6,522.3	$1,225.9	$(478.7)	$(2,151.0)	$5,121.1	$11.9	$5,133.0
Net income	—	—	39.2	—	—	39.2	—	39.2
Other comprehensive (loss) income	—	—	—	(58.7)	—	(58.7)	0.3	(58.4)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(10.4)	(10.4)
Exercise of stock options	—	1.5	—	—	18.2	19.7	—	19.7
Stock based compensation expense	—	9.1	—	—	—	9.1	—	9.1
Funding of employee stock purchase plan	—	0.1	—	—	1.9	2.0	—	2.0
Restricted stock unit distributions	—	(12.8)			8.0	(4.8)	—	(4.8)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.9)	—	—	(19.9)	—	(19.9)
Balance at March 31, 2019	$2.6	$6,520.4	$1,245.0	$(537.4)	$(2,122.9)	$5,107.7	$1.8	$5,109.5
Net income	—	—	36.4	—	—	36.4	—	36.4
Other comprehensive income	—	—	—	34.8	—	34.8	—	34.8
Exercise of stock options	—	6.3	—	—	50.2	56.5	—	56.5
Stock based compensation expense	—	25.2	—	—	—	25.2	—	25.2
Treasury shares purchased	—	—	—	—	(60.0)	(60.0)	—	(60.0)
Restricted stock unit distributions	—	(0.8)	—	—	0.7	(0.1)	—	(0.1)
Restricted stock unit dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0875 per share)	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Balance at June 30, 2019	$2.6	$6,551.3	$1,261.8	$(502.6)	$(2,132.0)	$5,181.1	$1.8	$5,182.9
Net income	—	—	85.0	—	—	85.0	—	85.0
Other comprehensive loss	—	—	—	(106.5)	—	(106.5)	—	(106.5)
Exercise of stock options	—	0.4	—	—	2.0	2.4	—	2.4
Stock based compensation expense	—	15.4	—	—	—	15.4	—	15.4
Funding of employee stock purchase plan	—	0.2	—	—	2.0	2.2	—	2.2
Treasury shares purchased	—	—	—	—	(100.0)	(100.0)	—	(100.0)
Restricted stock unit distributions	—	(0.4)	—	—	0.3	(0.1)	—	(0.1)
Restricted stock unit dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.1000 per share)	—	—	(22.2)	—	—	(22.2)	—	(22.2)
Balance at September 30, 2019	$2.6	$6,567.2	$1,324.3	$(609.1)	$(2,227.7)	$5,057.3	$1.8	$5,059.1
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(181.6)	$160.6

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	103.8	101.6
Amortization of intangible assets	142.6	142.9
Amortization of deferred financing costs	3.4	2.1
Fixed asset impairment	2.4	33.4
Goodwill impairment	156.6	—
Indefinite-lived intangible asset impairment	38.7	5.3
Definite-lived intangible asset impairment	—	3.8
Deferred income taxes	(52.7)	(39.9)
Stock based compensation expense	36.2	49.8
Restructuring and other costs - non-cash	5.8	15.2
Other non-cash income	(4.7)	(12.4)
Loss on disposal of property, plant and equipment	0.7	2.9
Gain on divestiture of noncontrolling interest	—	(8.7)
Loss on sale of non-strategic businesses and product lines	—	14.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	149.1	(20.7)
Inventories, net	73.8	(48.4)
Prepaid expenses and other current assets	50.2	(3.6)
Other noncurrent assets	8.0	(14.4)
Accounts payable	(64.7)	(30.5)
Accrued liabilities	(72.6)	(35.5)
Income taxes	(9.9)	11.4
Other noncurrent liabilities	(13.6)	4.6
Net cash provided by operating activities	371.5	333.5

Cash flows from investing activities:
Capital expenditures	(60.0)	(86.9)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(2.0)	(3.3)
Cash received on sale of non-strategic businesses or product lines	—	11.6
Cash received on derivative contracts	57.8	34.5
Cash paid on derivative contracts	(0.9)	—
Liquidation of short term investments	—	0.1
Proceeds from sale of property, plant and equipment, net	0.7	4.3
Net cash used in investing activities	(4.4)	(39.7)

Cash flows from financing activities:
Repayments on short-term borrowings	(1.2)	(67.4)
Cash paid for treasury stock	(140.0)	(160.0)
Cash dividends paid	(65.9)	(58.7)
Cash paid for acquisition of noncontrolling interest of consolidated subsidiary	(2.3)	—
Proceeds from long-term borrowings	1,448.5	119.6
Repayments of long-term borrowings	(701.0)	(251.2)
Deferred financing costs	(6.3)	(0.7)
Proceeds from exercised stock options	6.0	78.8
Cash paid for contingent consideration on prior acquisitions	(3.0)	(30.7)
Cash paid on derivative contracts	(30.5)	—
Net cash provided by (used in) financing activities	504.3	(370.3)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(7.0)
Net increase (decrease) in cash and cash equivalents	867.1	(83.5)
Cash and cash equivalents at beginning of period	404.9	309.6
Cash and cash equivalents at end of period	$1,272.0	$226.1

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

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein, are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2019, except as may be indicated below.

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

For the nine months ended September 30, 2020, the Company made certain estimates and assumptions related to the financial statements. Some of these estimates and assumptions were based on the impacts of the COVID-19 pandemic as they were known as of the date of the filing of this Form 10-Q and there may be changes to those estimates in future periods. Actual results may differ from these estimates. As of the date of issuance of these consolidated financial statements, the full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company's financial condition, liquidity, or results of operations, is highly uncertain and difficult to predict. More specifically, the demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduce patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue. The impact of the stay-at-home orders and limits to essential-only dental procedures affected demand for the Company's products in March and April, but the Company began to see improvements in May and June as some of these orders were lifted. This improvement has continued into third quarter. Furthermore, economies and, to a lesser extent, capital markets worldwide have also been negatively impacted by the continuing COVID-19 pandemic, and it is possible that it could prolong or deepen the United States' and/or global economic recession. Such economic disruption has had, and could continue to have, a significant negative effect on the Company's business. Governmental authorities around the world have responded with fiscal policy actions to support economies as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

During the first nine months of 2020, the Company's business was impacted by COVID-19. The impact began in the early part of the first quarter as the Company began to experience declines in customer demand in Asia and then further in mid-March where it was most pronounced in Europe and where the Company experienced partial or country-wide business lockdowns in various markets, including China, France, and Italy. The United States was most impacted in April and May. Most regions throughout the world continue to experience localized surges of COVID-19 cases which are being responded to by governmental authorities with partial lockdowns. While the duration and severity of this continuing pandemic is uncertain, the Company currently expects that its results of operations will have a negative material impact for the remainder of 2020 and potentially beyond. As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company implemented several measures to improve liquidity and operating results, including reduction of hours and salaries, furloughs, suspended hiring, travel bans, delaying some of its planned capital expenditures, and deferring other discretionary spending for 2020. Some of these measures are being lifted as demand for the Company's products begins to improve. The Company will continue to reassess the reduction in work hours and furloughs as demand for products increases. The Company continues to monitor the COVID-19 pandemic and may need to reduce capacity in the event of a resurgence of COVID-19 or in the event of actions from governmental authorities to combat a resurgence. The Company believes it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with the Company's existing debt covenants for the next twelve months.

Specifically, at September 30, 2020, the Company had $1,272.0 million of cash and has access to a $700.0 million revolving credit facility as well as other short-term credit facilities of approximately $400.0 million entered into during the three months ended June 30, 2020. For further details on these credit facilities, see Note 11, Financing Arrangements. At September 30, 2020, the Company is in compliance with all of its debt covenants. The Company expects to remain in compliance with all covenants for the next twelve months, which includes an operating income excluding depreciation and amortization to interest expense of not less than 3.0 times on a trailing twelve months basis. If recovery from the pandemic takes longer than currently estimated by the Company, the Company may need to seek covenant waivers in the future. The Company's failure to obtain debt covenant waivers could trigger a violation of these covenants and lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.

Revenue Recognition

At September 30, 2020, the Company had $28.4 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $31.1 million at September 30, 2020 and $29.4 million at December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when such loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures, or internal controls.

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

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal periods beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's financial position, results of operations, cash flows, disclosures, or internal controls.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This newly issued accounting standard provides guidance on whether the change in reference rate is a modification versus an extinguishment of a contract. Specifically, there is risk of cessation of the London Interbank Offer Rate ("LIBOR"). The Company has certain variable interest rate debt that use LIBOR as a reference rate. The guidance provided by this accounting standard may be used for contracts entered into on or before December 31, 2022 on a prospective basis. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows, and disclosures.

NOTE 2 – STOCK COMPENSATION

Total stock based compensation expense for non-qualified stock options, restricted stock units ("RSU"), and the tax related benefit for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2020	2019	2020	2019

Stock option expense	$1.6	$0.6	$5.1	$5.6
RSU expense	14.7	14.6	30.3	43.4
Total stock based compensation expense	$16.3	$15.2	$35.4	$49.0

Related deferred income tax benefit	$1.6	$1.8	$3.7	$6.8

For the three and nine months ended September 30, 2020, stock compensation expense was $16.3 million and $35.4 million, respectively, of which $16.1 million and $34.6 million, respectively, was recorded in Selling, general, and administrative expense, and $0.2 million and $0.8 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2019, stock compensation expense was $15.2 million and $49.0 million, respectively, of which $14.7 million and $47.5 million, respectively, was recorded in Selling, general, and administrative expense, and $0.5 million and $1.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Components of Other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2020	2019	2020	2019

Foreign currency translation gains (losses)	$107.1	$(147.2)	$67.6	$(164.2)
Foreign currency translation (losses) gains on hedges of net investments	(22.3)	19.7	(28.0)	19.1

These amounts are recorded in Accumulated other comprehensive income (loss) ("AOCI"), net of any related tax adjustments. At September 30, 2020 and December 31, 2019, the cumulative tax adjustments were $189.5 million and $173.0 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $192.6 million and $260.2 million at September 30, 2020 and December 31, 2019, respectively, and cumulative losses on loans designated as hedges of net investments of $136.1 million and $108.1 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2020 and 2019 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368.3)	$(10.6)	$(100.7)	$(120.1)	$(599.7)
Other comprehensive income (loss) before reclassifications and tax impact	26.3	(18.8)	(7.0)	—	0.5
Tax benefit	13.3	2.4	0.8	—	16.5
Other comprehensive income (loss), net of tax, before reclassifications	39.6	(16.4)	(6.2)	—	17.0
Amounts reclassified from accumulated other comprehensive income, net of tax	—	0.4	—	4.7	5.1
Net increase (decrease) in other comprehensive loss	39.6	(16.0)	(6.2)	4.7	22.1
Balance, net of tax, at September 30, 2020	$(328.7)	$(26.6)	$(106.9)	$(115.4)	$(577.6)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284.7)	$0.6	$(111.4)	$(83.2)	$(478.7)
Other comprehensive (loss) income before reclassifications and tax impact	(134.0)	(18.6)	31.7	—	(120.9)
Tax (expense) benefit	(11.1)	4.5	(7.0)	—	(13.6)
Other comprehensive (loss) income, net of tax, before reclassifications	(145.1)	(14.1)	24.7	—	(134.5)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.4	—	2.7	4.1
Net (decrease) increase in other comprehensive loss	(145.1)	(12.7)	24.7	2.7	(130.4)
Balance, net of tax, at September 30, 2019	$(429.8)	$(12.1)	$(86.7)	$(80.5)	$(609.1)

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 were insignificant.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 were as follows:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2020	2019	2020	2019

Net income (loss) attributable to Dentsply Sirona	$53.8	$85.0	$(181.5)	$160.6

Weighted average common shares outstanding	218.5	223.1	219.4	223.5

Earnings (loss) per common share - basic	$0.25	$0.38	$(0.83)	$0.72

Diluted Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2020	2019	2020	2019

Net income (loss) attributable to Dentsply Sirona	$53.8	$85.0	$(181.5)	$160.6

Weighted average common shares outstanding	218.5	223.1	219.4	223.5
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	0.7	1.8	—	1.7
Total weighted average diluted shares outstanding	219.2	224.9	219.4	225.2

Earnings (loss) per common share - diluted	$0.25	$0.38	$(0.83)	$0.71

The calculation of weighted average diluted common shares outstanding excluded 0.9 million of potentially dilutive common shares because the Company reported a net loss for the nine months ended September 30, 2020. Stock options and RSUs of 3.5 million and 3.2 million equivalent shares of common stock that were outstanding during the three and nine months ended September 30, 2020, respectively, were excluded because their effect would be antidilutive. There were 2.5 million and 3.4 million antidilutive equivalent shares of common stock outstanding during the three and nine months ended September 30, 2019, respectively.

On March 9, 2020, the Company entered into an accelerated share repurchase agreement with a financial institution pursuant to an Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $140.0 million of the Company's common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $140.0 million cash to a financial institution and received an initial delivery of 2.7 million shares of the Company’s common stock on March 9, 2020 based on a closing market price of $42.12 per share and the applicable contractual discount. The Company received the remaining 1.0 million shares on May 12, 2020. The average price per share for the total shares purchased under the ASR Agreement was $38.88 per share.

NOTE 5 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology, and dental equipment products primarily serving the professional dental market, and certain healthcare products. Professional dental products represented approximately 91% and 89%, of net sales for the three and nine months ended September 30, 2020, respectively, and 92% for the three and nine months ended September 30, 2019.

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

The Company evaluates performance of the segments based on the groups’ net sales and segment adjusted operating income. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions. The Company’s segment adjusted operating income is considered a Non-GAAP measure. A description of the products and services provided within each of the Company’s two operating segments is provided below.

Technologies & Equipment

This segment is responsible for the worldwide design, manufacture, sales, and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic clear aligners, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the worldwide design, manufacture, sales, and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and laboratory dental products.

The Company’s segment information for the three and nine months ended September 30, 2020 and 2019 was as follows:

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2020	2019	2020	2019

Technologies & Equipment	$503.8	$534.5	$1,328.0	$1,613.7
Consumables	391.0	427.6	931.7	1,304.0
Total net sales	$894.8	$962.1	$2,259.7	$2,917.7

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2020	2019	2020	2019

Technologies & Equipment	$109.6	$104.7	$216.9	$272.5
Consumables	99.1	113.8	143.1	341.3
Segment adjusted operating income	208.7	218.5	360.0	613.8

Reconciling items expense (income):
All other (a)	57.9	54.7	141.1	173.3
Goodwill impairment	—	—	156.6	—
Restructuring and other costs	18.7	5.2	62.5	68.1
Interest expense	14.5	6.6	33.5	23.0
Interest income	(0.4)	(0.7)	(1.8)	(2.0)
Other expense (income), net	0.9	(2.9)	3.8	(4.6)
Amortization of intangible assets	48.8	47.4	142.6	142.9
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1.6	1.7	4.6	5.2
Income (loss) before income taxes	$66.7	$106.5	$(182.9)	$207.9
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2020 and December 31, 2019 were $5.9 million and $5.0 million, respectively. The cost of remaining inventories were determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2020 and December 31, 2019 by $20.4 million and $14.3 million, respectively.

Inventories, net were as follows:

(in millions)	September 30, 2020	December 31, 2019

Finished goods	$282.0	$356.4
Work-in-process	75.0	82.5
Raw materials and supplies	132.1	122.8
Inventories, net	$489.1	$561.7

The inventory reserve was $125.6 million and $85.0 million at September 30, 2020 and December 31, 2019, respectively. The increase in the inventory reserve is primarily related to charges made under the current quarter restructuring plans and slow moving inventory as a result of lower customer demand, some of which was due to the COVID-19 pandemic.

NOTE 7 – RESTRUCTURING AND OTHER COSTS

During the three and nine months ended September 30, 2020, the Company recorded restructuring costs of $52.3 million and $95.5 million, respectively, which consists primarily of inventory write-downs of $24.5 million and $24.6 million, respectively, accelerated depreciation of $8.4 million and $9.1 million, respectively, severance costs of $15.7 million and $20.6 million, respectively, and asset impairments of $2.2 million and $41.0 million, respectively.

During the three and nine months ended September 30, 2019, the Company recorded restructuring costs of $7.3 million and $117.7 million, respectively, which consists primarily of inventory write-downs of $2.5 million and $19.5 million, respectively, severance income of $1.9 million and expense of $29.3 million, respectively, and asset impairments of $3.8 million and $41.8 million, respectively.

The details of total restructuring costs for the three and nine months ended September 30 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
(in millions)	2020	2019	2020	2019

Cost of products sold	$32.3	$3.6	$32.7	$24.3
Selling, general, and administrative expenses	1.3	(1.1)	0.6	20.3
Restructuring and other costs	18.7	5.2	62.5	68.1
Other income and expenses	—	(0.4)	(0.3)	5.0
Total restructuring costs	$52.3	$7.3	$95.5	$117.7

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. During the three months ended September 30, 2020, the Company recorded expenses of approximately $48 million related to these actions which consists primarily of inventory write-downs of approximately $25 million, accelerated depreciation of approximately $8 million, and severance costs of approximately $13 million. These expenses are included in the above table. The Company expects most of the remaining restructuring charges will be recorded during the fourth quarter of 2020.

The Company’s restructuring accruals at September 30, 2020 were as follows:

	Severance
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$7.2	$19.8	$—	$27.0
Provisions	1.1	1.5	19.3	21.9
Amounts applied	(3.2)	(7.4)	(1.8)	(12.4)
Change in estimates	(0.5)	(3.6)	—	(4.1)
Balance at September 30, 2020	$4.6	$10.3	$17.5	$32.4

	Lease/Contract Terminations
(in millions)	2018 and Prior Plans	2020 Plans	Total

Balance at December 31, 2019	$0.5	$—	$0.5
Provisions	0.4	0.3	0.7
Amounts applied	(0.4)	(0.1)	(0.5)
Balance at September 30, 2020	$0.5	$0.2	$0.7

	Other Restructuring Costs
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$2.2	$0.3	$—	$2.5
Provisions	—	0.5	0.4	0.9
Amounts applied	—	(0.7)	0.1	(0.6)
Change in estimate	—	(0.1)	—	(0.1)
Balance at September 30, 2020	$2.2	$—	$0.5	$2.7
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2019	Provisions	Amounts Applied	Change in Estimates	September 30, 2020

Technologies & Equipment	$19.1	$16.3	$(8.0)	$(4.0)	$23.4
Consumables	11.4	4.5	(3.9)	(0.1)	11.9
All Other	(0.5)	2.7	(1.6)	(0.1)	0.5
Total	$30.0	$23.5	$(13.5)	$(4.2)	$35.8

The associated restructuring liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2020 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$325.6	$236.9
Total derivative instruments designated as cash flow hedges	$325.6	$236.9

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

On May 26, 2020, the Company paid $30.5 million to settle the $150.0 million notional Treasury Rate Lock contract, which partially hedged the interest rate risk of the $750.0 million senior unsecured notes. This loss will be amortized over the ten-year life of the notes.

Cash Flow Hedge Activity

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company's Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2020 and 2019 were insignificant.

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company's Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2020 were as follows:

	Nine Months Ended September 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(1.7)	Cost of products sold	$2.2	$—
Interest rate swaps	(17.1)	Interest expense	(2.6)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Cost of products sold	—	2.2
Total in cash flow hedging	$(18.8)		$(0.4)	$2.2

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold and Interest expense in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2019 were as follows:

	Nine Months Ended September 30, 2019
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(4.0)	Cost of products sold	$0.4	$—
Interest rate swaps	(14.6)	Interest expense	(1.8)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Cost of products sold	—	1.5
Total in cash flow hedging	$(18.6)		$(1.4)	$1.5

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

The notional amount of hedges of net investments by derivative instrument type at September 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cross currency basis swaps	$308.6	$308.6
Total for instruments designated as hedges of net investment	$308.6	$308.6

The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates, and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Other expense (income), net in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(16.8)	Interest expense	$2.0
Total for net investment hedging	$(16.8)		$2.0

	Three Months Ended September 30, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Locations	Recognized in Income (Expense)

Effective Portion:
Cross currency basis swaps	$12.4	Interest expense	$2.2
Foreign exchange forward contracts	25.5	Other expense (income), net	6.1
Total for net investment hedging	$37.9		$8.3

Gains and losses recorded in AOCI in the Consolidated Balance Sheets, Interest expense and Other expense (income), net in the Company's Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(13.4)	Interest expense	$6.4
Foreign exchange forward contracts	6.4	Other expense (income), net	6.2
Total for net investment hedging	$(7.0)		$12.6

	Nine Months Ended September 30, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

Effective Portion:
Cross currency basis swaps	$13.1	Interest expense	$6.3
Foreign exchange forward contracts	31.7	Other expense (income), net	15.7
Total for net investment hedging	$44.8		$22.0

On April 7, 2020, the Company terminated its entire foreign exchange forward contracts net investment hedge portfolio early which resulted in a $48.1 million cash receipt. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

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

The notional amounts of fair value hedges by derivative instrument type at September 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$98.3	$70.2
Total derivative instruments as fair value hedges	$98.3	$70.2

Gains and losses recorded in AOCI in the Consolidated Balance Sheets and Other expense (income), net in the Company's Consolidated Statements of Operations related to the fair value hedges for the three and nine months ended September 30, 2020 and 2019 were insignificant.

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company primarily uses foreign exchange forward contracts to hedge these risks. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net in the Consolidated Statements of Operations. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities in the Consolidated Statements of Cash Flows.

The aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2020 and the notional amounts expected to mature during the next 12 months were as follows:

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Foreign exchange forward contracts	$226.2	$226.2
Total for instruments not designated as hedges	$226.2	$226.2

Gains and losses recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and nine months ended September 30, 2020 and 2019 were insignificant.

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value of the Company's derivatives in the Consolidated Balance Sheets at September 30, 2020 was insignificant. The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets at December 31, 2019 were as follows:

	December 31, 2019
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$26.9	$11.3	$1.3	$1.8
Interest rate swaps	—	—	—	10.8
Cross currency basis swaps	—	6.9	—	—
Total	$26.9	$18.2	$1.3	$12.6

Not Designated as Hedges:
Foreign exchange forward contracts	$2.0	$—	$1.5	$—
Total	$2.0	$—	$1.5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4.3	$—	$4.3	$(2.5)	$—	$1.8
Total assets	$4.3	$—	$4.3	$(2.5)	$—	$1.8

Liabilities
Foreign exchange forward contracts	$4.4	$—	$4.4	$—	$—	$4.4
Cross currency basis swaps	6.5	—	6.5	(2.5)	—	4.0
Total liabilities	$10.9	$—	$10.9	$(2.5)	$—	$8.4

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38.8	$—	$38.8	$(7.8)	$—	$31.0
Cross currency basis swaps	6.9	—	6.9	(0.9)	—	6.0
Total assets	$45.7	$—	$45.7	$(8.7)	$—	$37.0

Liabilities
Foreign exchange forward contracts	$3.2	$—	$3.2	$(3.0)	$—	$0.2
Interest rate swaps	10.8	—	10.8	(5.7)	—	5.1
Total liabilities	$14.0	$—	$14.0	$(8.7)	$—	$5.3

NOTE 9 – FAIR VALUE MEASUREMENT

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company estimates the fair value of total long term debt, including current portion, using Level 1 inputs. At September 30, 2020, the Company estimated the fair value and carrying value of this debt were $2,298.5 million and $2,226.1 million, respectively. At December 31, 2019, the Company estimated the fair value and carrying value of this debt were $1,440.8 million and $1,433.3 million, respectively.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4.3	$—	$4.3	$—
Total assets	$4.3	$—	$4.3	$—

Liabilities
Cross currency basis swaps	$6.5	$—	$6.5	$—
Foreign exchange forward contracts	4.3	—	4.3	—
Contingent considerations on acquisitions	5.7	—	—	5.7
Total liabilities	$16.5	$—	$10.8	$5.7

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$6.9	$—	$6.9	$—
Foreign exchange forward contracts	40.2	—	40.2	—
Total assets	$47.1	$—	$47.1	$—

Liabilities
Interest rate swaps	$10.8	$—	$10.8	$—
Foreign exchange forward contracts	4.6	—	4.6	—
Contingent considerations on acquisitions	8.7	—	—	8.7
Total liabilities	$24.1	$—	$15.4	$8.7

There have been no transfers between levels during the nine months ended September 30, 2020.

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

Other Tax Matters

During the three months ended September 30, 2020, the Company recorded $1.8 million of tax expense for discrete tax matters.

During the three months ended September 30, 2019, the Company recorded $5.0 million of tax benefit related to valuation allowances.

NOTE 11 – FINANCING ARRANGEMENTS

At September 30, 2020, the Company had $1,161.1 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of these credit agreements.

In response to the COVID-19 pandemic, the Company took the following actions during the nine months ended September 30, 2020 to strengthen its liquidity and financial flexibility:

•On April 9, 2020, the Company entered into a $310.0 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects, is unsecured, and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company.

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

The Company has a $500.0 million commercial paper program. The $700.0 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the commercial paper program.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At September 30, 2020, the Company was in compliance with all affirmative and negative debt covenants.

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

For the Company's goodwill that was not impaired at March 31, 2020 (see March 31, 2020 Impairment Testing below), the Company applied a hypothetical sensitivity analysis to its reporting units. If the WACC rate of these reporting units had been hypothetically increased by 100 basis points at April 30, 2020, one reporting unit within the Company's Technologies & Equipment segment would have a fair value that would approximate book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2020, one reporting unit within the Company's Technologies & Equipment segment would have a fair value that approximates net book value. Goodwill for this reporting unit totals $1.2 billion at September 30, 2020. For the Equipment & Instruments reporting unit that recorded goodwill impairment at March 31, 2020, the implied fair value continues to approximate net book value at April 30, 2020. Goodwill for this reporting unit totals $291.5 million at September 30, 2020.

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

March 31, 2020 Impairment Testing

In preparing the financial statements for the three months ended March 31, 2020, the Company identified an impairment triggering event related to four of its reporting units. The Company had experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic. These actions meaningfully impacted end-user demand for routine dental procedures in most of the Company's markets. The Company updated its future forecasted revenues, operating margins, and weighted average cost of capital for all four of the reporting units which were impacted by the continuing pandemic. Based on the Company's best estimates and assumptions at March 31, 2020, the Company believed forecasted future revenue growth related to the Equipment & Instruments reporting unit will experience an extended recovery period in returning to the pre-COVID-19 levels. The Company believed that dental practitioners will focus their initial post-COVID-19 equipment spending on products that deliver short-term revenue gains for their practices before replacing the Imaging, Treatment Center, and Instruments products that comprise the Equipment & Instruments reporting unit. After this extended recovery period, the Company expects the growth rates of the Equipment & Instruments reporting unit to return to pre-COVID-19 levels.

To determine the fair value of these four reporting units, the Company used a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model used five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models included, but are not limited to: the weighted average cost of capital, revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows were discounted based on a range between 9.5% to 11.5%, which included assumptions regarding the Company’s weighted average cost of capital. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. These future expectations included, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product development changes for these reporting units. The Company also considered the current and projected market and economic conditions amid the ongoing pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. A change in any of these estimates and assumptions, as well as unfavorable changes in the ongoing pandemic, could produce a different fair value, which could have a negative impact and result in a future impairment charge and could have a negative material impact on the Company’s results of operations.

As a result of updating the estimates and assumptions in the ongoing COVID-19 pandemic and with the preparation of the financial statements for the three months ended March 31, 2020, the Company determined that the goodwill associated with the Equipment & Instruments reporting unit was impaired. As a result, the Company recorded a goodwill impairment charge of $156.6 million. This reporting unit is within the Technologies & Equipment segment. At March 31, 2020, the remaining goodwill related to the Equipment & Instruments reporting unit was $290.5 million. Based on the quantitative assessments performed for the three other reporting units, the Company believed that its adjusted long-term forecasted cash flows did not indicate that the fair value of these reporting units may be below their carrying value.

In preparing the financial statements for the three months ended March 31, 2020 in conjunction with the goodwill impairment, the Company tested the indefinite-lived intangible assets related to the businesses within the four reporting units for impairment. The Company performed impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applied significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. As a result, the Company identified that certain tradenames and trademarks related to businesses in the Equipment & Instruments reporting unit, within the Technologies & Equipment segment, were impaired. The Company recorded an impairment charge of $38.7 million for the three months ended March 31, 2020, which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rate. The Company utilized discount rates ranging from 10.0% to 17.5%. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties and any changes to these assumptions and estimates, including unfavorable changes related to the COVID-19 pandemic, could have a negative impact and result in a future impairment charge and could have a negative material impact on the Company's results of operations. At March 31, 2020, the remaining indefinite-lived tradenames and trademarks related to the Equipment & Instruments reporting unit was $75.0 million. Based on the quantitative assessments performed for the indefinite-lived intangible assets related to the businesses in the three other reporting units, the Company believed that its adjusted long-term forecasted cash flows did not indicate that the fair value of the indefinite-lived intangible assets may be below their carrying value.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2019	$2,515.7	$880.8	$3,396.5
Impairment	(156.6)	—	(156.6)
Effects of exchange rate changes	44.3	(1.5)	42.8
Balance at September 30, 2020	$2,403.4	$879.3	$3,282.7

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,296.5	$(2,893.1)	$2,403.4	$5,252.3	$(2,736.6)	$2,515.7
Consumables	879.3	—	879.3	880.8	—	880.8
Total effect of cumulative impairment	$6,175.8	$(2,893.1)	$3,282.7	$6,133.1	$(2,736.6)	$3,396.5

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,420.3	$(623.5)	$796.8	$1,371.9	$(517.9)	$854.0
Tradenames and trademarks	81.3	(68.2)	13.1	79.0	(63.4)	15.6
Licensing agreements	36.4	(29.4)	7.0	36.0	(27.9)	8.1
Customer relationships	1,091.5	(461.5)	630.0	1,070.5	(399.2)	671.3
Total definite-lived	$2,629.5	$(1,182.6)	$1,446.9	$2,557.4	$(1,008.4)	$1,549.0

Indefinite-lived tradenames and trademarks	$611.2	$—	$611.2	$627.3	$—	$627.3

Total identifiable intangible assets	$3,240.7	$(1,182.6)	$2,058.1	$3,184.7	$(1,008.4)	$2,176.3

During the nine months ended September 30, 2019, the Company impaired $5.3 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

As previously disclosed, in 2017, the Division of Enforcement of the SEC asked the Company to provide documents and information relating to the Company’s accounting and disclosures. The Company has been fully cooperating with the SEC in connection with its investigation. The Company now is discussing a possible resolution of the investigation. Any agreement reached with the staff would be subject to Commission approval. There is no assurance that a settlement will be reached, or whether it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has resolved the Cato lawsuit and continues to vigorously defend against the Olivares and Holt matters. In Olivares, the Plaintiffs filed a motion for class certification on September 14, 2020. The response is due on December 31, 2020.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Class Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. The Company has filed motions to dismiss the amended complaint, to stay discovery pending resolution of the motion to dismiss, and to stay all proceedings pending resolution of the Federal Class Action described below. On August 2, 2019, the Court denied the Company's motions to stay discovery and to stay all proceedings. On August 21, 2019, the Company filed a notice of appeal of that decision. Briefing has not yet commenced on that appeal. On September 26, 2019, the Court granted the Company's motion to dismiss all claims. The associated judgment was entered on September 30, 2019. On October 25, 2019, the plaintiffs filed a notice of appeal of the motion to dismiss the decision and the judgment. On November 4, 2019, the Company filed a notice of cross-appeal of select rulings in the Court's motion to dismiss decision. On October 9, 2019, the plaintiffs moved by order to show cause to vacate or modify the judgment and grant plaintiffs leave to amend their complaint. On February 4, 2020, the Court denied the plaintiffs' motion. On March 5, 2020, the plaintiffs also filed a notice of appeal from the denial of their motion to vacate or modify the judgment and for leave to amend their complaint. The Plaintiffs have filed their opening appellate brief and the Company has filed its response.

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

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms. The Company filed a motion to dismiss, and on July 31, 2020 the Magistrate Judge issued a report and recommendation to the District Court Judge recommending dismissal of the case with prejudice. On September 25, 2020, the District Court Judge issued an order adopting the Magistrate Judge’s report dismissing the case, but without prejudice, and provided the plaintiffs with three weeks to file a motion to amend their complaint. On October 16, 2020, the plaintiffs filed a notice advising the Court that they will not be amending their complaint. On October 23, 2020, the Court entered an order dismissing the case with prejudice as to the named plaintiffs.

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

The Company believes the IRS' position is without merit and believes that it is more-likely-than-not, the Company’s position will be sustained upon further review. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $56 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. The Company intends to vigorously defend its position and pursue related appeals.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These additional legal matters involve a variety of matters, including, among others, claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these additional legal matters will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 22, 2020, the Company paid $45 million for a minority ownership position in a privately-held dental services company.

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

Company Profile

DENTSPLY SIRONA Inc. ("Dentsply Sirona" or the "Company"), is the world’s largest manufacturer of professional dental products and technologies, with a 133-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

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

The impact of COVID-19 and the Company’s response

The impact to the Company’s net sales and net income during the nine months ended September 30, 2020 were as follows:

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
•The Company continued to see lower levels of customer demand on a global basis as a result of government authorities extending actions taken in response to COVID-19. The Company experienced the lowest sales levels in April and began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open particularly in the United States, Europe, and certain Asian countries within the Rest of World region. During the three months ended September 30, 2020, the Company began to see demand improve in both the United States and Europe.
•While government authorities have lifted many of these restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions.

•The demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduces patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue.

The Company’s response to the pandemic through September 30, 2020 was as follows:

•A COVID-19 infection crisis management process was implemented by the Company to have a unified approach to responding to employees infected by COVID-19. All potential and actual cases across the Company were reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. No major outbreaks have occurred at any of the Company's locations.
•The Company put in place a travel ban, implemented a work from home policy where possible, and prohibited all meetings of more than 10 people. These measures were taken to limit employee exposure to COVID-19 as well as comply with stay-at-home and social distancing guidelines.
•A customer service support continuity plan was implemented to meet customer needs. Technical support was maintained to assist the Company’s customers during this period while still ensuring employees' safety.
•The Company remained focused on maintaining a high level of customer support through robust virtual training and development courses.
•The Company suspended or significantly reduced operations at most of its principal manufacturing and distribution locations, which included furloughing employees related to these locations. While the operations were suspended or significantly reduced, the Company continued to fulfill customer demand. The Company also continued sales and manufacturing operations at normal levels within the Healthcare business. The Company’s principal manufacturing facilities and other operations have now returned to a more normalized level during the third quarter. The Company continues to monitor the COVID-19 pandemic and may need to reduce capacities in the event of a resurgence of COVID-19 or in the event of actions from governmental authorities to combat a resurgence.
•The Company reduced spending on sales, marketing, and other related expenses due to the decrease in customer demand. Additionally, the Company instituted a global hiring freeze, a reduction in temporary employees and consultants, as well as curtailed or stopped all projects that are not critical to the continuity of the business. Despite these reductions, the Company maintained investment in critical capital and research and development projects as well as global efficiency and cost savings initiatives.
•During April, the Company announced additional furloughs or the reduction of working hours for employees throughout its organization. The total number of employees impacted by these measures represented approximately 52% of the workforce. The furloughs remained in place throughout the second quarter and the majority of these furloughs and reductions were then lifted in the third quarter.
•For the safety of all employees and customers, the Company established additional protocols as well as following all mandated regulatory requirements imposed by the country, the state, and the local jurisdictions in which the Company operates.
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

The impact to the Company's net sales and net income subsequent to September 30, 2020 includes:

•There has been an increase in COVID-19 infections due, in part, to seasonal changes which continues to impact the Company. Governments have recently began imposing extra restrictions in Europe due to the rising number of COVID-19 infections. At this time it is uncertain the impact these actions and further restrictions could potentially have on the Company's net sales and net income.
•The Company has continued to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.
•The Company has also continued to take measures to contain costs in light of lower sales levels and has taken actions to accelerate the cost improvement initiatives included in the previously announced restructuring plan.

Up through the date of the filing of this Form 10-Q, the Company’s principal manufacturing facilities and other operations have now returned to a more normalized level. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company will appropriately staff sales, manufacturing, and other functions to meet customer demand and deliver on continuing critical projects while also complying with all government requirements.

Restructuring Announcement

In November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of the restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that further optimizes the Company’s product portfolio and reduces operating expenses. The product portfolio optimization will result in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion will result in total charges of approximately $375 million and is expected to result in annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $285 million under this program, of which, approximately $110 million were non-cash charges. These amounts include the charges for the August 6, 2020 actions noted below.

As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. During the three months ended September 30, 2020, the Company recorded expenses of approximately $48 million related to these actions, of which, approximately $35 million were non-cash charges. The Company expects most of the remaining restructuring charges will be recorded during the fourth quarter of 2020. The Company does not expect a significant impact to net sales in the fourth quarter of 2020. Both businesses have been experiencing negative sales growth and are dilutive to the Company’s operating income rate.

The Company’s traditional orthodontics business, which includes brackets, bands, tubes and wires, had net sales of $132 million in 2019. The portion of the laboratory business the Company is exiting manufactures removable dentures and related products and had net sales of $44 million in 2019. The net income of these businesses is not material to the Company’s consolidated results.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

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

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$894.8	$962.1	$(67.3)	(7.0%)

Net sales for the three months ended September 30, 2020 were $894.8 million, a decrease of $67.3 million or 7.0% from the three months ended September 30, 2019. The decrease in net sales was driven by both the Consumables and the Technologies & Equipment segments which were impacted by the COVID-19 pandemic. Net sales were positively impacted by approximately 1.3% due to the weakening of the U.S. dollar as compared to the same prior year period. This decrease included a reduction of 0.2% from divestitures of non-strategic businesses offset by a 0.7% increase due to discontinued products. The increase in discontinued products was primarily related to the restructuring announcement in August 2020.

For the three months ended September 30, 2020, organic sales decreased 8.8% as compared to the same prior year period. The decline in organic sales was attributable to both the Technologies & Equipment and the Consumables segments which was the result of the COVID-19 pandemic.

The ultimate impact that COVID-19 will have on 2020 results is still unknown at this time and will depend heavily on the substance and progression of the pandemic. However, at this time, the Company expects that the COVID-19 pandemic will continue to have a negative material impact on 2020 net sales.

Net Sales by Region

Net sales by geographic region were as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$318.7	$337.0	$(18.3)	(5.4%)

Europe	350.8	361.4	(10.6)	(2.9%)

Rest of World	225.3	263.7	(38.4)	(14.6%)

United States

Net sales for the three months ended September 30, 2020 were $318.7 million, a decrease of $18.3 million or 5.4% from the three months ended September 30, 2019. The decrease in net sales was primarily driven by the Technologies & Equipment segment which was due to the impact of the COVID-19 pandemic, partially offset by growth in the Consumables segment as a result of an increase in demand as consumers began to return to dental practitioners' offices. The decrease was partially offset by a 0.3% increase from divestitures of non-strategic businesses and a 0.1% increase due to discontinued products.

For the three months ended September 30, 2020, organic sales decreased by 6.4% as compared to the same prior year period. The decline in organic sales was attributable to the Technologies & Equipment segment which was due to the impact of the COVID-19 pandemic, partially offset by growth in the Consumables segment.

Europe

Net sales for the three months ended September 30, 2020 were $350.8 million, a decrease of $10.6 million or 2.9% from the three months ended September 30, 2019. The decrease in net sales was driven by the Consumables segment which was due to the impact of the COVID-19 pandemic. The three months ended September 30, 2020 was positively impacted by approximately 3.9% due to the weakening of the U.S. dollar as compared to the same prior year period. The decrease included a reduction of 0.9% from divestitures of non-strategic businesses offset by a 1.1% increase due to discontinued products.

For the three months ended September 30, 2020, organic sales decreased by 7.0% as compared to the same prior year period. The decline in organic sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

Rest of World

Net sales for the three months ended September 30, 2020 were $225.3 million, a decrease of $38.4 million or 14.6% from the three months ended September 30, 2019. Both the Consumables and the Technologies & Equipment segments saw a decline in net sales which was due to the impact of the COVID-19 pandemic. The three months ended September 30, 2020 was negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease was offset by a 1.2% increase due to discontinued products.

For the three months ended September 30, 2020, organic sales decreased by 14.5% as compared to the same prior year period. The decline in organic sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$442.3	$514.0	$(71.7)	(13.9%)

Gross profit as a percentage of net sales	49.4%	53.4%

Gross profit as a percentage of net sales decreased by 400 basis points for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

For the three months ended September 30, 2020, the decrease in the gross profit rate was primarily driven by inventory write-downs related to the current period restructuring and the decline in net sales and the resulting unfavorable manufacturing variances due to the COVID-19 pandemic as compared to the same period ended September 30, 2019.

For the remainder of 2020, the Company believes the gross profit rate will continue to be unfavorably impacted by the COVID-19 pandemic.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Selling, general, and administrative expenses	$341.9	$399.3	$(57.4)	(14.4%)
Restructuring and other costs	18.7	5.2	13.5	259.6%

Selling, general, and administrative expenses as a percentage of net sales	38.2%	41.5%

Selling, general, and administrative expenses

Selling, general, and administrative expenses ("SG&A"), including research and development expenses, as a percentage of net sales decreased 330 basis points for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

For the three months ended September 30, 2020, the lower rate was primarily driven by cost reduction measures implemented by the Company in response to the COVID-19 pandemic, partially offset by lower sales.

For the remainder of 2020, the Company believes SG&A expenses will be lower than 2019, primarily due to the cost reduction measures including COVID-19 related actions. The cost reduction measures include, but are not limited to the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services. The Company expects to continue many of these measures until sales start to return to a more normalized level.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $18.7 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2019. The increase was related to the current period restructuring plan announced in August 2020. For further details see Part 1, Item 1, Note 7, Restructuring and Other Costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change

Net interest expense	$14.1	$5.9	$8.2

Net Interest Expense

Net interest expense for the three months ended September 30, 2020 increased $8.2 million as compared to the three months ended September 30, 2019. Higher average debt levels in 2020 were the primary driver when compared to the prior year period resulting in higher net interest expense.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data and percentages)	2020	2019	$ Change

Provision (benefit) for income taxes	$12.5	$21.5	$(9.0)

Effective income tax rate	18.7%	20.2%

Net income attributable to Dentsply Sirona	$53.8	$85.0	$(31.2)

Net income per common share - diluted	$0.25	$0.38

Provision (benefit) for income taxes

For the three months ended September 30, 2020, the provision for income taxes was $12.5 million as compared to a provision of $21.5 million during the three months ended September 30, 2019.

During the three months ended September 30, 2020, the Company recorded $1.8 million of tax expense for other discrete tax matters. Excluding these discrete tax items, the Company’s effective tax rate was 16.0%.

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

The Company is restructuring its business by streamlining the organization and consolidating functions. Realization of the benefits of these restructuring plans could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets in a future period.

Operating Segment Results

Net Sales

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$503.8	$534.5	$(30.7)	(5.7%)

Consumables	391.0	427.6	(36.6)	(8.6%)

Segment Adjusted Operating Income

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$109.6	$104.7	$4.9	4.7%

Consumables	99.1	113.8	(14.7)	(12.9%)

Technologies & Equipment

Net sales for the three months ended September 30, 2020 were $503.8 million, a decrease of $30.7 million or 5.7% from the three months ended September 30, 2019. The decrease in net sales was primarily led by the Digital Dentistry businesses which were impacted by the COVID-19 pandemic, partially offset by increased sales in both the Equipment & Instruments and Healthcare businesses. Net sales were positively impacted by approximately 1.9% due to the weakening of the U.S. dollar over the prior year period. The decrease included a reduction of 0.4% from divestitures of non-strategic businesses offset by a 1.3% increase due to discontinued products.

For the three months ended September 30, 2020, organic sales decreased 8.5% as compared to the same prior year period. Organic sales decline was across all regions which was due to reduced demand for dental related procedures due to the impact of the COVID-19 pandemic.

A key driver of the decrease in organic sales for the three months ended September 30, 2020 was Digital Dentistry businesses.

Operating income increased $4.9 million for the three months ended September 30, 2020 as compared to the same prior year period. The increase in operating income was driven by cost reduction measures partially offset by lower sales volume and unfavorable manufacturing variances due to the impact of the COVID-19 pandemic in both gross profit and SG&A.

Consumables

Net sales for the three months ended September 30, 2020 were $391.0 million, a decrease of $36.6 million or 8.6% from the three months ended September 30, 2019. The decrease in net sales was across all businesses which were impacted by the COVID-19 pandemic. Net sales were positively impacted by approximately 0.6% due to the weakening of the U.S. dollar as compared to the same prior year period. The decline was offset by an increase of 0.1% due to discontinued products.

For the three months ended September 30, 2020, organic sales decreased 9.3% as compared to the same prior year period. The decline in organic sales was driven by Rest of World and Europe which was due to reduced demand for dental related procedures due to the impact of the COVID-19 pandemic. This was partially offset by growth in the United States.

Key drivers of the decline in organic sales for the three months ended September 30, 2020, were the Laboratory, Endodontic, and Restorative businesses due to the impact of the COVID-19 pandemic.

Operating income decreased $14.7 million for the three months ended September 30, 2020 as compared to the same prior year period. The decrease in operating income was driven by lower sales volume and unfavorable manufacturing variances due to the impact of the COVID-19 pandemic, partially offset by cost reduction measures.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Net Sales

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$2,259.7	$2,917.7	$(658.0)	(22.6%)

Net sales for the nine months ended September 30, 2020 were $2,259.7 million, a decrease of $658.0 million or 22.6% from the nine months ended September 30, 2019. The decrease in net sales was attributable to both the Consumables and the Technologies & Equipment segments which were impacted by reduced demand for dental related procedures due to the impact of the COVID-19 pandemic. Net sales were negatively impacted by approximately 0.6% due to the strengthening of the U.S. dollar as compared to the same prior year period. This decrease included a reduction of 0.7% from divestitures of non-strategic businesses offset by a 0.4% increase due to discontinued products.

For the nine months ended September 30, 2020, organic sales decreased 21.7% as compared to the same prior year period. The decrease in organic sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

During the nine months ended September 30, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume during March which continued to its lowest levels in April as certain countries in Asia and Europe began to issue stay-at-home and social distancing guidelines which were quickly adopted in the United States as well. The Company then began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open, particularly in the United States and Europe. During the three months ended September 30, 2020, the Company continued to see demand improve.

The ultimate impact that COVID-19 will have on 2020 results is still unknown at this time and will depend heavily on the substance and progression of the pandemic. However, at this time the Company expects that the COVID-19 pandemic will continue to have a negative material impact to 2020 net sales.

Net Sales by Region

Net sales by geographic region were as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$750.1	$979.9	$(229.8)	(23.5%)

Europe	939.2	1,179.2	(240.0)	(20.4%)

Rest of World	570.4	758.6	(188.2)	(24.8%)

United States

Net sales for the nine months ended September 30, 2020 were $750.1 million, a decrease of $229.8 million or 23.5% from the nine months ended September 30, 2019. The decrease in net sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic. The decrease included a reduction of 0.6% from divestitures of non-strategic businesses compared to the prior year period.

For the nine months ended September 30, 2020, organic sales decreased by 22.9% as compared to the same prior year period. The decline in organic sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

Europe

Net sales for the nine months ended September 30, 2020 were $939.2 million, a decrease of $240.0 million or 20.4% from the nine months ended September 30, 2019. The decrease in net sales was attributable to both the Technologies & Equipment and the Consumables segments which was due to the impact of the COVID-19 pandemic. The nine months ended September 30, 2020 was negatively impacted by approximately 0.1% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a reduction of 0.9% from divestitures of non-strategic businesses partially offset by a 0.3% increase due to discontinued products.

For the nine months ended September 30, 2020, organic sales decreased by 19.7% as compared to the same prior year period. The decline in organic sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

Rest of World

Net sales for the nine months ended September 30, 2020 were $570.4 million, a decrease of $188.2 million or 24.8% from the nine months ended September 30, 2019. The decrease in net sales was attributable to both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic. The nine months ended September 30, 2020 was negatively impacted by approximately 1.8% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a reduction of 0.2% from divestitures of non-strategic businesses offset by a 0.3% increase due to discontinued products.

For the nine months ended September 30, 2020, organic sales decreased by 23.1% as compared to the same prior year period. The decline in organic sales was driven by both the Consumables and the Technologies & Equipment segments which was due to the impact of the COVID-19 pandemic.

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$1,086.2	$1,554.5	$(468.3)	(30.1%)

Gross profit as a percentage of net sales	48.1%	53.3%

Gross profit as a percentage of net sales decreased by 521 basis points for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the decrease in the gross profit rate was primarily driven by the decline in net sales and the resulting unfavorable manufacturing variances due to the impact of the COVID-19 pandemic as well as inventory write-downs related to the third quarter restructuring, as compared to the nine months ended September 30, 2019.

For the remainder of 2020, the Company believes the gross profit rate will continue to be unfavorably impacted by the COVID-19 pandemic.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

SG&A	$1,014.5	$1,262.1	$(247.6)	(19.6%)
Goodwill impairment	156.6	—	156.6	NM
Restructuring and other costs	62.5	68.1	(5.6)	(8.2%)

SG&A as a percentage of net sales	44.9%	43.3%
NM - Not meaningful

SG&A Expenses

SG&A expenses, including research and development expenses, as a percentage of net sales increased 164 basis points for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the higher rate was primarily driven by lower sales which more than offset the cost reduction measures implemented by the Company in response to the COVID-19 pandemic.

For the remainder of 2020, the Company believes SG&A expenses will be lower than 2019, primarily due to the cost reduction measures including COVID-19 related actions. The cost reduction measures include, but are not limited to the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services. The Company expects to continue many of these measures until sales start to return to a more normalized level.

Goodwill impairment

For the nine months ended September 30, 2020, the Company recorded a goodwill impairment charge of $156.6 million. The impairment charge is related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment recorded in the three months ended March 31, 2020. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $62.5 million for the nine months ended September 30, 2020 compared to $68.1 million for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company recorded $19.3 million of restructuring costs primarily related to the restructuring plan announced in August 2020. The Company also recorded $43.2 million of other costs, which consist primarily of impairment charges of $38.7 million related to indefinite-lived intangible assets recorded in the three months ended March 31, 2020. For further details see Part 1, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

During the nine months ended September 30, 2019, the Company recorded $23.0 million of restructuring costs. The Company also recorded $45.1 million of other costs, which consisted primarily of fixed asset impairments of $32.8 million, a $5.3 million impairment of indefinite-lived tradenames and trademarks within the Technologies & Equipment segment, and a $3.8 million impairment of intangible assets related to discontinued product lines in the Consumables segment.

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. During the three months ended September 30, 2020, the Company recorded expenses of approximately $48 million related to these actions, of which, approximately $35 million were non-cash charges. The Company expects most of the remaining restructuring charges will be recorded during the fourth quarter of 2020.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2020	2019	Change

Net interest expense	$31.7	$21.0	$10.7

Net Interest Expense

Net interest expense for the nine months ended September 30, 2020 increased $10.7 million as compared to the nine months ended September 30, 2019. Higher average debt levels in 2020 were the primary driver when compared to the prior year period resulting in higher net interest expense.

The Company's interest expense will increase throughout the remainder of 2020 due to the $750.0 million bond issuance. See Part I, Item 1, Note 11, Financing Arrangements, in the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for further details.

Income Taxes and Net (Loss) Income

	Nine Months Ended September 30,
(in millions, except per share data and percentages)	2020	2019	$ Change

(Benefit) provision for income taxes	$(1.3)	$47.3	$(48.6)

Effective income tax rate	NM	22.8%

Net income (loss) attributable to Dentsply Sirona	$(181.5)	$160.6	$(342.1)

Net (loss) income per common share - (basic) diluted (a)	$(0.83)	$0.71
NM - Not meaningful.
(a) For the nine months ended September 30, 2020, the Company's net loss per share was calculated on a non-diluted basis.

(Benefit) provision for income taxes

For the nine months ended September 30, 2020, the benefit for income taxes was $1.3 million as compared to a provision of $47.3 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company recorded $8.7 million of tax expense for other discrete tax matters. The Company also recorded a $10.6 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of the intangible assets and non-deductible goodwill impairment charge, the Company’s effective tax rate was 5.0%.

During the nine months ended September 30, 2019, the Company recorded the following discrete tax items; $2.0 million of excess tax benefit related to employee share-based compensation, tax benefit of $5.0 million related to the valuation allowances, and $2.9 million of tax expense for other discrete tax matters. The Company also recorded a $10.1 million tax benefit as a discrete item related to the fixed asset impairment charge, $1.5 million tax benefit related to the indefinite-lived intangible asset impairment charge and $1.0 million tax benefit related to the definite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.6%.

The Company is restructuring its business by streamlining the organization and consolidating functions. Realization of the benefits of these restructuring plans could give rise to the release of a valuation allowance that has been established on the Company’s deferred tax assets in a future period.

Operating Segment Results

Net Sales

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$1,328.0	$1,613.7	$(285.7)	(17.7%)

Consumables	931.7	1,304.0	(372.3)	(28.6%)

Segment Adjusted Operating Income

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$216.9	$272.5	$(55.6)	(20.4%)

Consumables	143.1	341.3	(198.2)	(58.1%)

Technologies & Equipment

Net sales for the nine months ended September 30, 2020 were $1,328.0 million, a decrease of $285.7 million or 17.7% from the nine months ended September 30, 2019. The decrease in net sales was across all dental businesses due to the impact of the COVID-19 pandemic, partially offset by increased sales in the Healthcare business. Net sales were negatively impacted by approximately 0.5% due to the strengthening of the U.S. dollar over the prior year period. The decrease included a reduction of 1.2% from divestitures of non-strategic businesses offset by a 0.5% increase due to discontinued products.

For the nine months ended September 30, 2020, organic sales decreased 16.5% as compared to the same prior year period. Organic sales decline was across all regions which was due to the impact of the COVID-19 pandemic.

Key drivers of the decrease in organic sales for the nine months ended September 30, 2020, were Equipment & Instruments, Implants, and Digital Dentistry businesses.

Operating income decreased $55.6 million or 20.4% for the nine months ended September 30, 2020 as compared to the same prior year period. The decrease in operating income was primarily driven by lower sales volume and the resulting unfavorable manufacturing variances due to the impact of the COVID-19 pandemic, partially offset by cost reduction measures in both gross profit and SG&A.

Consumables

Net sales for the nine months ended September 30, 2020 were $931.7 million, a decrease of $372.3 million or 28.6% from the nine months ended September 30, 2019. The decrease in net sales was across all businesses due to the impact of the COVID-19 pandemic. Net sales were negatively impacted by approximately 0.6% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decline included an increase of 0.1% due to discontinued products.

For the nine months ended September 30, 2020, organic sales decreased 28.1% as compared to the same prior year period. The decline in organic sales was the result of lower demand in all regions due to the impact of the COVID-19 pandemic.

Key drivers of the decline in organic sales for the nine months ended September 30, 2020, were the Endodontic, Restorative, and Preventive businesses.

Operating income decreased $198.2 million or 58.1% for the nine months ended September 30, 2020 as compared to the same prior year period. The decrease in operating income was primarily driven by lower sales volume and resulting in unfavorable manufacturing variances due to the impact of COVID-19 pandemic, partially offset by cost reduction measures in both gross profit and SG&A.

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

The Company's 2020 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“WACC”) rates utilized in the 2020 analysis ranged from 9.0% to 11.5%. For the three months ended March 31, 2020, the Company identified a triggering event, and as a result, recorded a goodwill impairment charge of $156.6 million related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment. The goodwill impairment charge was primarily driven by a change in forecasted sales due to the COVID-19 pandemic which resulted in a lower fair value for this reporting unit. For further information, see Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. For the Company's reporting units that were not impaired at March 31, 2020, the Company applied a hypothetical sensitivity analysis. If the WACC rate of these reporting units had been hypothetically increased by 100 basis points at April 30, 2020, one reporting unit within the Company's Technologies & Equipment segment, would have a fair value that would approximate book value. If the fair value of each of these reporting units had been hypothetically reduced by 10% at April 30, 2020, the fair value of those reporting units would still exceed net book value. Goodwill for this reporting unit totals $1.2 billion at September 30, 2020.

If the Company’s analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the overall markets served by these reporting units, any of which could have a negative material impact to the fair value and result in a future impairment of the carrying value of goodwill. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The Company’s 2020 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. For the three months ended March 31, 2020, the Company identified a triggering event, and as a result, recorded an impairment charge of $38.7 million which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the Equipment & Instruments reporting unit. The impairment charge was primarily driven by a decline in forecasted sales due to the COVID-19 pandemic. For further information see Part I, Item 1, Note 12, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. For the Company's indefinite-lived intangible assets that were not impaired at March 31, 2020, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these assets would still exceed their book value.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2020

Cash provided by operating activities during the nine months ended September 30, 2020 was $371.5 million, an increase of $38.0 million as compared to $333.5 million during the nine months ended September 30, 2019 which was driven by a reduction in working capital in the current period, primarily related to a decrease in accounts receivables. The Company’s cash and cash equivalents increased by $867.1 million to $1,272.0 million during the nine months ended September 30, 2020 reflecting the net proceeds of the ten-year bond issued in the second quarter of $742.1 million.

For the nine months ended September 30, 2020, on a constant currency basis, the number of days of sales outstanding in accounts receivable decreased by 1 day to 61 days as compared to 62 days at December 31, 2019. On a constant currency basis, the number of days of sales in inventory decreased by 3 days to 113 days at September 30, 2020 as compared to 116 days at December 31, 2019. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first nine months of 2020 included capital expenditures of $60.0 million and cash proceeds from net investment hedges of $56.9 million. The Company expects critical capital expenditures to be in the range of approximately $20 million to $40 million for the remainder of 2020.

Cash generated by financing activities for the nine months ended September 30, 2020 was primarily related to net proceeds on long-term borrowings of $741.2 million. Financing outflows included payment on a T-Lock of $30.5 million, dividend payments of $65.9 million, and net share repurchases of $140.0 million.

On March 9, 2020, the Company entered into an Accelerated Share Repurchase Transaction (“ASR Agreement") for $140.0 million. The final amount repurchased was 3.7 million shares at a volume-weighted average price of $38.25 inclusive of a $0.63 per share discount. At September 30, 2020, the Company held 46.0 million shares of treasury stock. The Company received proceeds of $6.0 million as a result of the exercise of 0.2 million of stock options during the nine months ended September 30, 2020. Including prior year repurchases, the total amount repurchased under this authorization is $650.2 million leaving $349.8 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings increased by a net $790.7 million during the nine months ended September 30, 2020, including an increase of $50.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2020 and December 31, 2019, the Company's ratio of total net debt to total capitalization was 16.7% and 16.8%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents, and total capitalization as the sum of net debt plus equity.

In response to the COVID-19 pandemic, the Company took actions to strengthen its liquidity and financial flexibility. See Part I, Item 1, Note 11, Financing Arrangements, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for more information.

At September 30, 2020, the Company had borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility of $1,161.1 million. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of its credit facilities.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At September 30, 2020, the Company was in compliance with these covenants and expects to remain in compliance with all covenants over the next twelve months.

At September 30, 2020, the Company held $56.6 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metals at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2020, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

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

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

The Company is closely monitoring the global impacts of the COVID-19 pandemic, including the recent resurgence of infections, which has a significant negative effect, and is expected to continue to have a significant negative effect on, revenue, results of operations, cash flow, and liquidity. As a result of the global outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, certain actions are being taken by governmental authorities and private enterprises globally to control the outbreak, including restrictions on public gatherings, travel and commercial operations, temporary closures or decreased operations of dental offices, as well as certain government mandates to limit certain dental procedures to those that could be considered emergency only. These measures, as well as guidance from professional dental associations recommending practitioners only perform emergency procedures, and the impact of COVID-19 generally, may result in, or continue to result in:

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
•the Company’s inability to maintain compliance with covenants under the revolving credit facilities; or
•the reduced availability of key employees or members of management due to quarantine or illness as a result of COVID-19 may temporarily affect the financial performance and results of operations. If the Company is unable to mitigate these or other similar risks, its business, results of operations, and financial condition may be adversely affected.

The Company does not yet know the full extent of the impact of COVID-19 on its business, operations, or the global economy. Given the dynamic nature of the COVID-19 outbreak, it is very difficult to predict the severity of the impact on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the spread and severity of outbreak and actions taken to address its impact, among others. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it also could heighten many of the other risks described in this report and in the Company’s Form 10-K for the year ended December 31, 2019.

Changes in the Company’s credit ratings or macroeconomic impacts on credit markets, such as the COVID-19 pandemic, may increase cost of capital and limit financing options.

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, have resulted in significant disruption in the credit markets, which may adversely affect the Company’s ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives. During the nine months ended September 30, 2020, S&P Global Ratings affirmed the Company’s BBB issuer credit rating, but changed the outlook to negative from stable. Future adverse changes in the Company’s credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including access to the unsecured borrowing market. The Company issued $750.0 million of senior unsecured notes and currently has access to approximately $1,161.1 million of committed credit facilities and has current availability of $1,010.0 million, 70.0 million euro, and 3.3 billion Japanese yen, all under revolving credit facilities, which provides additional sources of liquidity, but the ability to access these revolving credit facilities depends on, among other things, compliance with certain covenants; and the Company may not be able to maintain compliance with such covenants if its business deteriorates. There is no guarantee that additional debt financing will be available in the future to fund obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding. In addition, the terms of future debt agreements could include additional restrictive covenants that would reduce flexibility.

The Company recognized a goodwill impairment charge in the three months ended March 31, 2020 related to the ongoing COVID-19 pandemic and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions (including with respect to the dental and medical device industries), net sales growth, gross profit rates, discount rates, earnings multiples, and future cash flow projections. Any changes to the assumptions and estimates made by management, may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in its reporting units may not be recoverable.

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

The Company disclosed in Part I, Item 2, Critical Accounting Policies, the results of the Company's annual impairment test for goodwill. The results of the tests indicated no impairment. Had the Company applied a hypothetical 100 basis points increase to the WACC rate or a hypothetical 10% decrease in fair value to its reporting units not impaired, one reporting unit, within the Technologies & Equipment segment would have a fair value that approximates book value. Goodwill for this reporting unit totals $1.2 billion at September 30, 2020. For the Equipment & Instruments reporting unit that recorded goodwill impairment at March 31, 2020, the implied fair value continued to approximate net book value at April 30, 2020. Goodwill for this reporting unit totals $291.5 million at September 30, 2020.

The goodwill impairment analysis is sensitive to changes in key assumptions used, such as future cash flows, discount rates, and growth rates as well as current market conditions in both the U.S. and globally, all of which are being unfavorably impacted by the ongoing COVID-19 pandemic. If the assumptions and projections used in the analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other indefinite-lived intangible assets. Furthermore, as the year progresses, the Company will need to continue to evaluate the carrying value of goodwill and indefinite-lived intangible assets for all of its reporting units. Any additional impairment charges that the Company may take in the future could be material to Company’s results of operations and financial position.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2020, the Company had $349.8 million available under the stock repurchase program. During the three months ended September 30, 2020, the Company had no repurchases of common shares under the stock repurchase program.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy, effective September 30, 2020*
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	November 5, 2020
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	November 5, 2020
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer

/s/	Ranjit S. Chadha	November 5, 2020
	Ranjit S. Chadha	Date
Chief Accounting Officer