Form 10-K
period 2020-12-31
DENTSPLY SIRONA Inc.
filed 2021-03-01
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant's most recently completed second quarter ended June 30, 2020, was $9,605,744,689. Based on the closing price on June 30, 2020. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 19, 2021 was 219,048,498.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

INDUSTRY AND MARKET DATA

Unless indicated otherwise, the information concerning our industry contained in this Form 10-K is based on our general knowledge of and expectations concerning the industry. The Company’s market position, market share and industry market size are based on estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions we believe to be reasonable. The Company has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, the Company estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A “Risk Factors” of this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Item 1. Business

History and Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 134-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including technologically-advanced dental equipment as well as dental and healthcare consumable products under a strong portfolio of world class brands. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system over 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina and its shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

Dental products and technology and equipment accounted for approximately 90% of Dentsply Sirona’s consolidated net sales for the year ended December 31, 2020. The remaining net sales are primarily related to consumable medical device products.

The Company conducts its business in the United States of America (“U.S.”), as well as in over 120 foreign countries, principally through its foreign subsidiaries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Switzerland and Italy, as well as in Canada. The Company also has a significant market presence in the countries of the Pacific Rim, Commonwealth of Independent States (“CIS”), Central and South America, and the Middle-East region.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. Dentsply Sirona’s principal product categories are dental consumable products and dental technology and equipment products. Additionally, the Company manufactures and sells healthcare consumable products for urological applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: AH PLUS, ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, AXEOS, BYTE, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, CONFORM FIT, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, FRIOS, GALILEOS, INLAB, INTEGO, IPN, LOFRIC, LUCITONE, MAILLEFER, MIDWEST, MTM, NUPRO, OMNICAM, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, PALODENT PLUS, PORTRAIT, PRIME & BOND, PROFILE, PRIMEMILL, PRIMESCAN, PROGLIDER, PROTAPER, RECIPROC, PUREVAC, RINN, SANI-TIP, SCHICK, SIMPLANT, SINIUS, SIROLASER, SIRONA, SLIMLINE, STYLUS, SULTAN, SUREFIL, SURESMILE, SYMBIOS, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, TRUNATOMY, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

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

Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. Imaging equipment consist of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Dental CAD/CAM systems equipment are products designed for dental offices used for dental restorations, such as inlays, onlays, veneers, crowns, bridges, copings and bridge frameworks made from ceramic, metal or composite blocks. This product line also includes high-tech chairside economical restoration of esthetic ceramic dentistry, or CEREC equipment. This equipment allows for in-office application that enables dentists to produce high quality restorations from ceramic material and insert them into the patient’s mouth during a single appointment. CEREC has a number of advantages compared to the traditional out-of-mouth pre-shaped restoration method, as CEREC does not require a physical model, restorations can be created in the dentist’s office and the procedure can be completed in a single visit. The Company estimates that at December 31, 2020 the market penetration for in-office CAD/CAM systems in the U.S. and Germany was approximately 19% and 18%, respectively.

Net sales of dental technology and equipment products accounted for approximately 50%, 50% and 48% of the Company’s consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

Healthcare Consumable Products

Healthcare consumable products consist mainly of urology catheters, medical drills and other non-medical products.

Net sales of healthcare consumable products accounted for approximately 10%, 8% and 9% of the Company’s consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

Consumables Segment

Dental consumable products consist of value-added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Dentsply Sirona’s dental supplies include endodontic (root canal) instruments and materials, dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride.

Small equipment products include intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

The Company’s products used in dental laboratories include dental prosthetics, such as artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Dental laboratory equipment products include laboratory-based CAD/CAM milling systems, amalgamators, mixing machines and porcelain furnaces.

Net sales of dental consumable products accounted for approximately 40%, 42% and 43% of the Company’s consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•earlier preventive care - dentistry has evolved from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and the role oral health plays in overall health.

•a growing demand for aesthetic dentistry and the appeal of clear aligners as an orthodontic treatment.

•increasing demand in single visit dentistry versus historical multi-visit procedure requirements.

•rapid pace of digital technologies adoption becoming a category standard versus historical manual processes.

•increasing worldwide population.

•increasing demands for patient comfort and ease of product use and handling.

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

Dentsply Sirona employs approximately 5,100 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its distributors, dealers and the end-users.

Dental Sales and Distribution

Dentsply Sirona distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic clear aligners and appliances, and dental implants are often sold directly to the dental laboratory or dental professionals in some markets. For the year ended December 31, 2020, two customers, Henry Schein, Inc (“Henry Schein”) and Patterson Companies, Inc. (“Patterson”), each accounted for more than 10%, or approximately 14% and 10%, respectively, of consolidated net sales. At December 31, 2020, only one customer, Patterson, accounted for more than 10%, or approximately 18% of the consolidated accounts receivable balance. For the year ended December 31, 2019, only one customer, Henry Schein, accounted for more than 10%, or approximately 13% of consolidated net sales. At December 31, 2019, two customers, Henry Schein and Patterson, accounted for approximately 12% and 17%, respectively, of the consolidated accounts receivable balance. For the year ended December 31, 2018, only one customer, Henry Schein, accounted for approximately 10% of consolidated net sales.

In 2018 and 2017 the Company was impacted by the transition in distribution strategy with Patterson and Henry Schein. The Company shipped initial stocking orders for the equipment products to Henry Schein primarily in the second and third quarters of 2017 which resulted in unfavorable year-over-year sales growth comparisons. Based on the Company’s estimate, year-over-year changes in distributor inventories negatively impacted the Company’s reported sales growth for the year ended December 31, 2018 by approximately $127 million. Based on the Company’s estimate, distributor inventories increased for the year ended December 31, 2017 by approximately $27 million as compared to a decrease of approximately $100 million for the full year 2018.

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

The Company's focus includes the creation of more meaningful solutions for dentists built around the following five key operating principles:

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

Medical Sales and Distribution

The Company’s urology products are sold directly in approximately 15 countries throughout Europe and North America, and through distributors in approximately 20 additional markets. The Company’s largest markets include the UK, Germany and France. Key customers include urologists, continence care nurses, general practitioners and direct-to-patients.

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

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company’s core growth and assure ongoing expansion of its business to capitalize on significant growth drivers, including new technologies, additional products, organizational strength and geographic breadth. During the year ended December 31, 2020, the Company made various investments, including Byte, a direct-to-consumer clear aligner business, which complements the Company's existing clear aligner product by adding a digital component and is expected to enhance scale and accelerate the growth and profitability of the Company's combined clear aligners business going forward. This acquisition is representative of the Company's strategy of matching technological advancement in digital dentistry with innovative marketing and delivery in order to reach areas of high-growth potential for customer demand. For more information regarding the Company's acquisition activity for the years ended December 31, 2020, 2019, and 2018, refer to Note 4, Business Combinations, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but no competitor produces all of the same types of products as those produced by the Company.

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

The majority of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the United States Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) in the European Union, which will be updated to the European Union Medical Device Regulation (“MDR”) in 2021 (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

Dental and medical devices of the types sold by Dentsply Sirona are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, Dentsply Sirona’s products are subject to the medical device laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. Dentsply Sirona products in Europe bear the CE mark showing that such products comply with European regulations.

All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA, the National Institutes of Health and the U.S. Public Health Service have each indicated that there are no demonstrated direct adverse health effects due to exposure to dental amalgam. In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam. In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material for adults and children ages 6 and above. Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device. Previously there was no classification for encapsulated amalgam, and dental mercury (Class II) and alloy (Class II) were classified separately. This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by the FDA. In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people ages six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam. After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position. Another advisory panel was established by the FDA to consider these petitions. Hearings of the advisory panel were held in December 2010. In September 2020, the FDA issued an updated recommendation that certain people are at higher risk for health problems from mercury-containing amalgam dental fillings, such as pregnant women and their developing fetuses, women who are planning to become pregnant, nursing women and their newborns and infants, children, especially those younger than six years of age, people with pre-existing neurological disease such as multiple sclerosis, Alzheimer disease, or Parkinson disease, people with impaired kidney function, and people with a known allergy to mercury or other components of dental amalgam. While the FDA's safety notice was not directed to manufacturers, Dentsply Sirona's dental amalgram products contained existing warnings against the use of the product in patients with the conditions mentioned in the FDA safety notice. Further, we have discontinued sales for all amalgram products as of December 2020.

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

The Company is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders regarding anti-bribery and anti-corruption, including, but not limited to, the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. Federal Anti-Kickback Statute (“AKS”), the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 40 and No. 50, and similar international laws and regulations. The FCPA and similar anti-bribery and anti-corruption laws applicable in non-U.S. jurisdictions generally prohibit companies and their intermediaries from improperly offering or paying anything of value to foreign government officials for the purpose of obtaining or retaining business. Some of our customer relationships are with governmental entities and therefore may be subject to such anti-bribery laws. The AKS and similar fraud and abuse laws applicable in non-U.S. jurisdictions prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a health care program, such as, in the United States, Medicare or Medicaid. In the sale, delivery and servicing of our products to other countries, we must also comply with various domestic and foreign export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Department of Commerce’s Bureau of Industry and Security (“BIS”) and similar international governmental agencies, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the respective government. Despite our internal compliance program, our policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

The Company is subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, the EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. HIPAA, as amended by the HITECH Act, and similar data-privacy laws applicable in non-U.S. jurisdictions, restrict the use and disclosure of personal health information, mandate the adoption of standards relating to the privacy and security of individually identifiable health information and require us to report certain breaches of unsecured, individually identifiable health information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

The Company is subject to changes in or the imposition of tariffs could make it more difficult or costly for us to export our products to other countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers and our suppliers, which in turn could adversely impact our business, financial condition and results of operations.

The Company believes it is in substantial compliance with the laws and regulations that regulate its business. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See Item 1A, "Risk Factors” of this Form 10-K for additional detail.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products that it sells. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of Dentsply Sirona’s supply requirements.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own tradenames and trademarks. Dentsply Sirona also owns and maintains more than 5,000 patents throughout the world and is licensed under a number of patents owned by others.

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

Human Capital

The Company’s workforce is critical to meeting its strategic goals in order to deliver on the promises of growing revenues, improving margins, and simplifying the organization. At December 31, 2020, the Company and its subsidiaries employed approximately 15,000 employees which the Company relies on to accomplish these strategic objectives in order to continue to lead the dental industry. Of these employees, approximately 3,900 were employed in the United States and approximately 11,100 outside the United States. Some of the Company's employees outside of the United States are covered by collective bargaining, union contract, worker councils, or other similar type programs. The Company believes that it generally has a positive relationship with its employees. Our key human capital management priorities include talent acquisition, diversity and inclusion, engagement, development, and retention.

Talent Acquisition, Engagement, Development, and Retention

In 2020, we enhanced our strategy for attracting, engaging, developing and retaining talent. The Company created future-focused early career programs with universities, local trade schools that allow for on-the-job, experienced-based training. To foster engagement and communication with employees while keeping them safe and healthy, in 2020 we conducted numerous virtual town halls and video chats, to keep our employees informed and to provide multiple opportunities for employees globally to ask management questions. We also launched a global employee assistance program to support employees with personal or work-related issues, focusing on health, including mental and emotional well-being. We created a global skill development approach within the Company’s segments and functions for leadership and we are currently engaged in efforts to improve the Company’s retention of critical global talent through appropriate opportunities and rewards.

Diversity and Inclusion

We view diversity in our organization as a source of strength and we seek to provide opportunities for all employees to bring their perspective, experience, and lens to the workplace. We believe our commitment to a diverse workforce drives innovation and customer centricity. To further these goals, in 2020, the Company established a global Diversity & Inclusion Council to evaluate current policies and processes to ensure they are inclusive, to benchmark challenge areas and prioritize next steps. The Company also hired a Diversity & Inclusion Lead to develop awareness through training, career coaching, networking and talent development. The Company continues to measure its progress against key metrics.

Diversity & Inclusion Council

The Company’s Diversity & Inclusion Council is a group of demographically and functionally diverse global employees dedicated to enabling the Diversity & Inclusion function and championing initiatives that support the organization internally and externally. The Diversity & Inclusion Council’s top priority is to intentionally increase awareness and impact of Diversity & Inclusion priorities as well as increasing leaders’ ability to discuss and be held accountable for driving sustainable diversity, inclusion and equity outcomes.

Employee Resource Groups

The Company has supported the launch of employee-led employee resource groups to foster a diverse, inclusive workplace aligned with the strategy. Potential benefits of employee resource groups include the development of future leaders, increased employee engagement and expanded market reach. There has been high employee participation in the employee resource groups and subsequent events.

Training and Awareness

In 2020, the Company launched training to provide further awareness on diversity and inclusion-related topics. Specifically, we offer unconscious bias training for all employees to provide a better understanding of how employees’ actions and words influence our work environment and our interactions. We also train and coach people managers to use performance development tools to drive inclusive behaviors and practices. Optionally, employees were invited to attend small group discussions to share their experiences on the topic of diversity and inclusion.

Talent Acquisition

In 2020, the Company issued talent sourcing guidelines for director-level and above roles requiring a diverse candidate slate for consideration. We provide internal career coaching and utilize talent profiles to highlight diverse talent for internal opportunities. We educate our managers on inclusive hiring practices.

Measuring Progress

Executive management reviews the Company’s Diversity & Inclusion key metrics on a monthly basis, including attraction, engagement, advancement, and retention of diverse talent. In 2020, the Company deployed a pulse survey to US employees to gather feedback on diversity and inclusion-related topics. Results of the survey were used to finalize the diversity and inclusion strategy.

Environmental, Health & Safety Matters

Dentsply Sirona believes that Environmental, Health & Safety ("EHS") is critical to the success of our customers and our Company. We are committed to environmental stewardship and to health and safety excellence in our global operations and distribution. As such, we have adopted policies that call for compliance with applicable laws and regulations governing the protection of the environment, health and safety of our employees, and neighboring communities. The Company believe that its operations comply in all material respects with applicable environmental laws and regulations.

Safety is integrated into the way we do business. Our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating or reducing the risk for injuries or illnesses. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents.

Our EHS policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. We operate our manufacturing facilities using a common set of internal standards. These standards support a consistent approach to EHS performance improvement.

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

Forward-Looking Statements and Associated Risks

All statements in this Form 10-K that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the novel coronavirus (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate. No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

Item 1A. Risk Factors

Summary

The following is a summary of the significant risk factors that could materially impact Dentsply Sirona’s business, financial condition or future results, including risks related to COVID-19, risks related to our businesses, risks related to our international operations, risks related to our regulatory environments, risks related to ownership of our common stock, and general risks:

•The Company’s revenue, results of operations, cash flow, and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak
•The Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors, which may result in financial loss and operational inefficiencies.
•The Company relies heavily on information and technology to operate its business networks, and any cyber-attacks or other disruption to its technology infrastructure or the Internet could harm the Company’s operations.
•Ineffective internal controls and lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.
•The Company’s ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.
•The success of our business depends in part on achieving our strategic objectives, including through acquisitions and dispositions.
•The Company may fail to realize the expected benefits of its strategic initiatives, including its announced cost reduction and restructuring efforts.
•The Company may be unable to develop innovative products.
•The Company recognized substantial goodwill impairment charges in 2017, 2018, and 2020 and may be required to recognize additional goodwill and intangible asset impairment charges in the future.
•Dentsply Sirona’s failure to obtain issued patents and, consequently, to protect Dentsply Sirona’s proprietary technology could hurt Dentsply Sirona’s competitive position.
•Dentsply Sirona’s profitability could suffer if third parties infringe upon Dentsply Sirona’s intellectual property rights or if Dentsply Sirona's products are found to infringe upon the intellectual property rights of others.
•Changes in the Company’s credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.
•Dentsply Sirona has a significant amount of indebtedness. A breach of the covenants under Dentsply Sirona’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.
•The Company may not be able to repay its outstanding debt in the event that it does not generate sufficient cash flow to service its debts and cross default provisions may be triggered due to a breach of loan covenants.
•Dentsply Sirona hedging and cash management transactions may expose Dentsply Sirona to loss or limit Dentsply Sirona’s potential gains.
•Certain of the Company’s products are dependent on consumer discretionary spending.
•Due to the Company’s international operations, the Company is exposed to the risk of changes in foreign exchange rates.
•Due to the international nature of our business, including increasing exposure to markets outside of the U.S. and Europe, political or economic changes or other factors could harm our business and financial performance.
•Dentsply Sirona may be unable to obtain necessary product approvals and marketing clearances.
•Inadequate levels of reimbursement from governmental or other third-party payors for procedures using Dentsply Sirona’s products may cause Dentsply Sirona’s revenue to decline.
•Challenges may be asserted against the Company’s products due to real or perceived quality, health or environmental issues.
•Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect the Company’s effective tax rates.
•If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to Dentsply Sirona’s operations, which could adversely affect Dentsply Sirona’s business.
•Dentsply Sirona’s business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with which, if not complied with, could subject us to civil or criminal penalties or other liabilities.
•The Company’s quarterly operating results and market price for the Company’s common stock may continue to be volatile.
•Certain provisions in the Company’s governing documents, and of Delaware law, may make it more difficult for a third party to acquire Dentsply Sirona.

•Talent gaps and failure to manage and retain top talent may impact the Company’s ability to grow the business.
•The Company faces the inherent risk of litigation and claims.
•The Company’s results could be negatively impacted by a natural disaster or similar event.

Below is a full description of each of such significant risk factors.

RISKS RELATED TO COVID-19

The Company’s revenue, results of operations, cash flow and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak.

The Company is closely monitoring the global impacts of the COVID-19 pandemic, including the recent resurgence of infections, which has a significant negative effect, and is expected to continue to have a significant negative effect on, revenue, results of operations, cash flow, and liquidity. As a result of the global outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, certain actions are being taken by governmental authorities and private enterprises globally to control the outbreak, including restrictions on public gatherings, travel and commercial operations, temporary closures or decreased operations of dental offices, as well as certain government mandates to limit certain dental procedures to those that could be considered emergency only. These measures, as well as guidance from professional dental associations recommending practitioners only perform emergency procedures, and the impact of COVID-19 generally, may result in, or continue to result in:

•continuing or new partial or country-wide business lockdowns in various markets;
•temporary closures or significantly reduced operations at most of the Company’s principal manufacturing and distribution locations, including furloughing employees related to these locations, which could reduce the Company’s ability to manufacture and deliver products to customers;
•global reductions in customer demand for certain of the Company’s products and services;
•uncertainty concerning vaccine efficacy and deployment;
•fear of exposure to or actual effects of the COVID-19 pandemic in countries where operations or customers are located and may lead to decreased procedures at dental offices. The impacts include, but are not limited to, significant reductions or volatility in demand and increased pricing pressures for one or more of the Company's products;
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

The Company does not yet know the full extent of the impact of COVID-19 on its business, operations, or the global economy. Given the dynamic nature of the COVID-19 outbreak, it is very difficult to predict the severity of the impact on the Company’s business. The extent of such impact will depend on future developments, including the efficacy and availability of the COVID-19 vaccinations, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the spread and severity of outbreak and actions taken to address its impact, among others. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it also could heighten many of the other risks described in this report.

RISKS RELATED TO OUR BUSINESSES

The Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors, which may result in financial loss and operational inefficiencies.

As part of the restructuring plan adopted in November 2018, the Company announced that it intends to grow revenues, expand margins and simplify the business. The Company continues to generate a substantial portion of its revenue through a limited number of distributors which provide important sales, distribution and service support to the end-user customers. The Company's two largest distributors, Patterson and Henry Schein, accounted for approximately 24% of the Company’s annual revenue for the year ended December 31, 2020, and it is anticipated that they will continue to be the largest distribution contributors to Dentsply Sirona’s revenue through 2021. The Company may be unable to execute its key strategic activities and investments due to the competing priorities of its distribution partners which may introduce competing private label, generic, or low cost products that compete with the Company’s products at lower price points, particularly in the Technologies & Equipment segment products that are sold and serviced through distributor channels. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

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

Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” cyber-attacks and other attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. The Company’s network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions and the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, employee information, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Like other large, global companies, the Company has experienced and expects to continue to experience cyber threats from time to time. For example, in January 2020, the Company experienced a phishing cyber-attack that propagated itself to certain of the Company's servers, however there was no evidence of data access, manipulation or exfiltration. Although no such cyber-attacks have had a material adverse effect on the Company to date, the Company cannot provide assurance that, despite the Company’s efforts to ensure the integrity of the Company’s systems and the measures that the Company or our vendors take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to the Company or its business and results of operations, particularly as cyber-threats evolve and become more difficult to detect and successfully defend against. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. Cyber-attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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

Any of the foregoing incidents could also subject the Company to liability, expose the Company to significant expense, or cause significant harm to the Company’s reputation, all of which could result in lost revenues. While Dentsply Sirona has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from cyber-attacks, technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

Ineffective internal controls and lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.

The Company’s implementation of its business plans, restructuring plans and compliance with regulations requires that Dentsply Sirona effectively manage its financial infrastructure, including standardizing processes, maintaining proper financial reporting and internal controls. During this period of restructuring and organizational changes, the Company continues to focus on standardizing its processes, improving its financial systems, maintaining effective internal controls and centralizing transaction management and/or execution so as to provide continued assurance with respect to the Company's financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to inaccurate or incomplete financial and management reporting and delays in financial reporting to management, regulators and/or shareholders. For example, the Company was unable to file its Annual Reports on Form 10-K for its fiscal years ended December 31, 2017 and December 31, 2018 within the respectively prescribed time periods due to factors such as impairment triggering events, the estimation of the income tax impact related to the Tax Cuts and Jobs Act, management turnover, and the review of internal controls of an immaterial business which was being shut down. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties.

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

In the context of acquisitions, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management’s attention from normal business operations. The Company may not achieve the full revenue growth expectations and cost synergies anticipated to result from an acquisition. For example, the Company acquired Byte on December 31, 2020 for approximately $1.0 billion. The success of the Company's acquisition of Byte depends upon its ability to realize anticipated benefits which may not be realized on a timely basis, or at all, for a variety of reasons, including, but not limited to, the following:

•challenges due to expanding into a new customer base through the direct-to-consumer channel;
•the effect of future regulatory or legislative actions on the Company or the industries and market segments in which it operates;
•the ability to hire and retain key personnel;
•continued support of Dentsply Sirona’s products by influential dental and medical professionals;
•the potential impact on relationships with customers, suppliers, competitors, management and other employees;
•unexpected challenges related to scaling the operations;
•the continued strength of the clear aligner market; and
•unexpected changes or increased expenses relating to competitive factors in the clear aligner market;

Additionally, if the Company makes acquisitions, it may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available on terms that restrict its business or that impose additional costs that reduce its operating results.

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

Additionally, the Company’s ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. The Company may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. Consistent with these efforts, in November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of this restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that is intended to further optimize the Company’s product portfolio and reduces operating expenses. The product portfolio optimization has resulted in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion is expected to result in total charges of approximately $375 million and annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $310 million under this program, of which, approximately $120 million were non-cash charges.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, the Company may fail to realize expected efficiencies and benefits, such as the goals for net sales growth, adjusted operating income margins, and cost savings, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of third parties, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions or works councils, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its sales growth, operating income margins and other results of operations, cash flows or financial condition, or competitive position.

The Company may be unable to develop innovative products.

The worldwide markets for dental and medical products is highly competitive and is driven by rapid and significant technological change, change in consumer preferences, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, some markets for products are also subject to significant negative price pressures. Dentsply Sirona’s patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that Dentsply Sirona’s products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on the Company’s investment in product development.

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

The Company recognized substantial goodwill impairment charges in 2017, 2018, and 2020 and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

The Company acquires other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. The Company reviews amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates. The Company's significant assumption in the valuation models include but are not limited to, discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the business. Any changes to the assumption and estimates made by management may cause a change in circumstances indicating that the carrying value of the goodwill and indefinite-lived assets in our reporting unit may not be recoverable.

During 2017, 2018, and 2020 the Company had recorded an aggregate of $3.5 billion in charges for the impairment of certain businesses:

•In connection with the Company’s April 30, 2017 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2017, the Company recorded a $1,093 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center equipment businesses. In addition, the Company tested the indefinite-lived intangible assets related to the CAD/CAM and Imaging businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $80 million for the three months ended June 30, 2017.
•In preparing the financial statements for the year ended December 31, 2017, the Company identified a triggering event and recorded a $558 million non-cash goodwill impairment charge associated with the CAD/CAM, Imaging and Treatment Center businesses. In addition, the Company tested the indefinite-lived intangible assets related to these businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $267 million for the three months ended December 31, 2017.
•In connection with the Company’s April 30, 2018 annual goodwill impairment test and the preparation of the financial statements for the quarter ended June 30, 2018, the Company recorded a $1,086 million non-cash goodwill impairment charge associated with the CAD/CAM and Imaging equipment businesses and the Orthodontics business. In addition, the Company tested the indefinite-lived intangible assets related to the equipment businesses and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $179 million for the three months ended June 30, 2018.
•In preparing the financial statements for the quarter ended March 31, 2020, the Company identified a triggering event and recorded a $157 million non-cash goodwill impairment charge associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment. In addition, the Company tested the indefinite-lived intangible assets related to these business and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $39 million for the three months ended March 31, 2020.

The goodwill impairment analysis is sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the business as well as current market conditions affecting the dental and medical device industries in both the U.S. and globally, all of which have been unfavorably impacted by the ongoing COVID-19 pandemic. If the assumptions and projections used in the analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the Company’s current estimates could vary significantly in the future, which may result in a goodwill impairment charge at that time. Additionally, valuations and impairments that are not complete, accurate, timely or appropriately recorded could result in potential financial misstatements and delays in impairment analysis.

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

Changes in the Company’s credit ratings or macroeconomic impacts on credit markets, such as the COVID-19 pandemic, may increase our cost of capital and limit financing options.

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, may have resulted in significant disruption in the credit markets, which may adversely affect the Company’s ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

On March 30, 2020, S&P Global Ratings affirmed our then credit rating, but changed the outlook to negative from stable. Future adverse changes in our credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including access to the unsecured borrowing market. There is no guarantee that additional debt financing will be available in the future to fund obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include additional restrictive covenants that would reduce flexibility.

Dentsply Sirona has a significant amount of indebtedness. A breach of the covenants under Dentsply Sirona’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

The Company has debt securities outstanding of approximately $2.3 billion. Dentsply Sirona also has the ability to incur up to $700 million of indebtedness under the revolving credit facility ("2018 Credit Facility"), as discussed below, and may incur significantly more indebtedness in the future.

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

Most of Dentsply Sirona’s cash deposited with banks is not insured and would be subject to the risk of bank failure. Dentsply Sirona’s total liquidity also depends in part on the availability of funds under Dentsply Sirona’s 2018 Credit Facility. The failure of any bank in which we deposit Dentsply Sirona’s funds or that is part of Dentsply Sirona’s 2018 Credit Facility could reduce the amount of cash we have available for operations and additional investments in Dentsply Sirona’s business.

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

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

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

Specifically, changes in or the imposition of tariffs could make it more difficult or costly for us to export our products to other countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers and our suppliers, which in turn could adversely impact our business, financial condition and results of operations.

Certain of these risks may be heightened as a result of changing political climates, both of which may lead to changes in areas such as trade restrictions and tariffs, regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance.

RISKS RELATED TO OUR REGULATORY ENVIRONMENTS

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

The Company’s products will need to be certified under the European Medical Directive that has been revised to become the Medical Device Regulation (“MDR”). Dentsply Sirona as well as all medical device manufacturers have to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under MDR in order to continue to sell those products in the European Union (“EU”). The effectiveness of the new regulations, originally scheduled to take effect in May 2020, have been delayed for one year until May 2021. However, failure to have the upgrades to quality systems and processes completed by May 2021 could unfavorably impact the Company’s sales and financial condition. Additionally, the United Kingdom (“UK”) has negotiated an exit from the EU, "Brexit" and, as a result, the EU CE marking will be recognized in the UK through June 2023. Following June 2023, the UK may impose its own differing regulatory requirements for products being imported from the EU into the UK.

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

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality, health or environmental impact of the Company’s products or certain raw material components of the Company’s products. All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. In the United States, the EPA proposed in September 2014 certain effluent limitation guidelines and standards under the Clean Water Act to help cut discharges of mercury-containing dental amalgam to the environment. The rule would require affected dentists to use best available technology (amalgam separators) and other best management practices to control mercury discharges to publicly-owned treatment works. Similar regulations exist in Europe and in February 2016, the European Union adopted a ratification package regarding the United Nations Minamata Convention on Mercury, proposing rules restricting the use of dental amalgam to the encapsulated form and requiring the use of separators by dentists. In September 2020, the FDA issued an updated recommendation that certain people are at higher risk for health problems from mercury-containing amalgam dental fillings, such as pregnant women and their developing fetuses, women who are planning to become pregnant, nursing women and their newborns and infants, children, especially those younger than six years of age, people with pre-existing neurological disease such as multiple sclerosis, Alzheimer disease, or Parkinson disease, people with impaired kidney function, and people with a known allergy to mercury or other components of dental amalgam. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam. Dentsply Sirona also manufactures and sells non-amalgam dental filling materials that do not contain mercury but that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of dental amalgam or of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results and legal and regulatory developments in this area may lead to litigation and/or product limitations or discontinuation.

Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

As a company with international operations, we are subject to income taxes, as well as non-income-based taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable at the time made, the actual outcome could differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in interpretations of tax laws. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change.

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

Dentsply Sirona’s business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with which, if not complied with, could subject us to civil or criminal penalties or other liabilities.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

GENERAL RISKS

Talent gaps and failure to manage and retain top talent may impact the Company’s ability to grow the business.

The Company’s success is dependent on our ability to successfully manage its human capital through talent acquisition, engagement, development, and retention. To achieve the Company’s strategic initiatives, the Company needs to attract, manage, and retain employees with the right skills, competencies and experiences to support the growth of the business and the failure to attract and retain such employees to fill key roles may adversely affect our business performance, competitive position and future prospects. The Company also must retain a pipeline of team members to provide for continuity of succession for senior executive positions. In order to attract and retain qualified employees, the Company must offer competitive compensation and effectively manage employee performance and development. Our inability to attract and retain talent may negatively impact business continuity, new product launches, and innovation initiatives. Further, such organizational challenges may make it difficult to maintain the Company’s culture, resulting in employees not adhering to the desired values of the organization.

The Company faces the inherent risk of litigation and claims.

The Company faces the risk of purported securities class actions, investigations by governmental agencies, product liability and other types of legal actions or claims, including possible recall actions affecting the Company’s products. In December 2020, the Company and the SEC entered into a settlement pursuant to which the Company neither admitted nor denied the SEC’s findings (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder, and pay a $1 million civil penalty. However, the primary civil litigation which the Company currently faces involve various putative class action suits in federal and state court alleging that the Company and certain of its present and former officers and directors violated U.S. securities laws by allegedly making false and misleading statements in connection with a February 2016 registration statement issued in connection with the merger with former Sirona Dental Systems, Inc. by the entity formerly known as Dentsply International Inc., and in connection with the Company's regular securities filings or public statements, and to lawsuits related to the products manufactured by the Company. The Company has insurance policies, including directors’ and officers’ insurance and product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against the Company may not be covered by insurance. A successful claim brought against the Company in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against the Company, could harm its business and overall cash flows of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned
Sarasota, Florida (1)	Manufacture of orthodontic accessory products	Owned
Waltham, Massachusetts (1)	Manufacture and distribution of dental implant products	Leased
Long Island City, New York (1)	Manufacture of dental equipment products	Leased
Lancaster, Pennsylvania (3)	Distribution of dental consumable and dental equipment products	Leased
York, Pennsylvania (2)	Manufacture of small dental equipment and preventive dental products	Owned
Johnson City, Tennessee (2)	Manufacture and distribution of endodontic instruments and materials	Leased
Richardson, Texas (1)	Manufacture of orthodontic products	Leased
Gardena, California (1)	Distribution of orthodontic products	Leased

Foreign:
Pirassununga, Brazil (2)	Manufacture and distribution of artificial teeth	Owned
Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned
Hanau, Germany (1) (2)	Manufacture and distribution of precious metal dental alloys, dental ceramics and dental implant products	Owned
Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned
Munich, Germany (2)	Manufacture and distribution of endodontic instruments and materials	Owned
Bar Lev Industrial Park, Israel (1)	Manufacture and distribution of dental implant products	Owned/Leased
Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased
Otawara, Japan (1) (2)	Manufacture and distribution of precious metal dental alloys, dental consumable products and orthodontic products	Owned
Venlo, Netherlands (3)	Distribution of dental consumable products	Leased
Mölndal, Sweden (1)	Manufacture and distribution of dental implant products and healthcare consumable products	Owned
Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic instruments, plastic components and packaging material	Owned
Ankara, Turkey (1)	Manufacture and distribution of healthcare consumable products	Owned
Baja California, Mexicali (1)	Manufacture of orthodontic products	Leased
San Jose Province, Costa Rica (1)	Manufacture of orthodontic products	Leased
(1) These properties are included in the Technologies & Equipment segment.
(2) These properties are included in the Consumables segment.
(3) These properties are a distribution warehouse not managed by named segments.

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

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” Approximately 120,770 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 242 holders of record of the Company’s common stock.

Stock Repurchase Program

At December 31, 2020, the Company had authorization to purchase $1.0 billion of common stock under the share repurchase program and has $350 million remaining under this program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. During the quarter ended December 31, 2020, the Company had no repurchases of common shares under the stock repurchase program.

For the year ended December 31, 2020, the Company repurchased approximately 3.7 million shares at a cost of $140 million for an average price of $38.25.

Performance Graph

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.'s common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The S&P 500 Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/15	12/16	12/17	12/18	12/19	12/20
DENTSPLY SIRONA Inc.	100.00	95.36	109.34	62.33	95.45	89.12
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Health Care	100.00	97.31	118.79	126.47	152.81	173.36

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

	Year ended December 31,
	2020	2019	2018 (a)	2017	2016 (b)

Statements of Operations Data:
Net sales	$3,342	$4,029	$3,986	$3,993	$3,745
Gross profit	1,657	2,165	2,068	2,189	2,001
Goodwill impairment	157	—	1,086	1651	—
Restructuring and other costs	77	81	221	425	23
Operating (loss) income	(12)	361	(958)	(1562)	455
(Loss) income before income taxes	(60)	345	(958)	(1603)	441
Net (loss) income	(83)	263	(1,011)	(1550)	431
Net (loss) income attributable to Dentsply Sirona	$(83)	$263	$(1,011)	$(1550)	$430

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	(0.38)	1.18	(4.51)	(6.76)	1.97
Diluted	(0.38)	1.17	(4.51)	(6.76)	1.94

Cash dividends declared per common share	0.400	0.375	0.350	0.350	0.310

Weighted Average Common Shares Outstanding:
Basic	219.2	223.1	224.3	229.4	218.0
Diluted	219.2	224.4	224.3	229.4	221.6

Balance Sheet Data:
Cash and cash equivalents	438	405	310	321	384
Property, plant and equipment, net	791	802	871	876	800
Goodwill and other intangibles, net	6,490	5,573	5,851	7,340	8,909
Total assets	9,342	8,603	8,687	10,375	11,556
Total long-term debt, current and long-term portions (c)	2,274	1,433	1,576	1,621	1,522
Equity	4,970	5,095	5,133	6,628	8,126
Return on average equity	NM	5.1%	NM	NM	8.2%
Total net debt to total capitalization (d)	27.0%	16.8%	20.8%	16.6%	12.4%

Other Data:
Depreciation and amortization	$334	$323	$331	$316	$272
Cash flows from operating activities	635	633	500	602	563
Capital expenditures	87	123	183	144	125
Interest expense (income), net	47	28	35	36	34
Inventory days	102	116	124	131	113
Receivable days	54	62	59	61	58
Effective tax rate	(38.3%)	23.8%	NM	3.3%	2.2%
NM - Not meaningful
(a) The Company adopted Accounting Standard Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") effective January 1, 2018, using the modified retrospective method to contracts which were not completed as of December 31, 2017. Results for the years ended December 31, 2017 and 2016 are accounted for in accordance with the accounting standards in effect during those years.
(b) Includes the results of the Sirona merger from February 29, 2016 through December 31, 2016. Information prior to February 29, 2016 refers to DENTSPLY International Inc. only.
(c) Total debt amounts shown are net of deferred financing costs, including financing leases.
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
•Critical Accounting Policies and Estimates- a discussion of accounting policies that require critical judgments and estimates; and
•Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; and aggregate contractual obligations.

2020 Operational Highlights

•For the year ended December 31, 2020, net sales decreased 17.1% compared to the year ended December 31, 2019. Net sales were positively impacted by approximately 0.3% due to the weakening of the U.S. dollar over the prior year period. Net sales, on an organic sales basis (a Non-GAAP measure as defined under the heading "Principal Measurements" below), decreased 16.7% for the year ended December 31, 2020 as compared to December 31, 2019.

•For the year ended December 31, 2020, the Company reported net loss attributable to Dentsply Sirona of $83 million as compared to the net income attributable to Dentsply Sirona of $263 million for the year ended December 31, 2019. The Company reported diluted net loss per share of $0.38 per share compared to a net income per share of $1.17 in the prior year.

•For the year ended December 31, 2020, cash from operations was $635 million, as compared to $633 million in the prior year ended December 31, 2019.

•During the year, the Company continued to execute on the restructuring plan that was announced in November 2018. The Company also announced an addition to the plan in August 2020. Under this plan, the Company is undergoing a restructuring to drive revenue growth, margin expansion and to simplify its organization.

Company Profile

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 134-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment and Consumables.

The Technologies & Equipment segment is responsible for the design, manufacture, sales and distribution of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic clear aligner products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

The Consumables segment is responsible for the design, manufacture, sales and distribution of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and dental laboratory products.

The impacts of COVID-19 and the Company’s response

The impacts to the Company’s net sales and net income during the year ended December 31, 2020 were as follows:

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
•Following March, the Company continued to see lower levels of customer demand on a global basis as a result of government authorities extending actions taken in response to COVID-19. The Company experienced the lowest sales levels in April, however, it began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open particularly in the United States, Europe, and certain Asian countries within the Rest of World region. In the second half of 2020, the Company continued to see demand improve in both the United States and Europe, while the Rest of the World sales started to show improvement in the fourth quarter.
•While government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions.
•The demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduce patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue.

The Company’s response to the pandemic through December 31, 2020 was as follows:

•A COVID-19 infection crisis management process was implemented by the Company to have a unified approach to responding to employees infected by COVID-19. All potential and actual cases across the Company were reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. No major outbreaks have occurred at any of the Company's locations.
•The Company put in place travel restrictions, implemented a work from home policy where possible, and prohibited all meetings of more than 10 people. These measures were taken to limit employee exposure to COVID-19 as well as comply with stay-at-home and social distancing guidelines.
•A customer service support continuity plan was implemented to meet customer needs. Technical support was maintained to assist the Company’s customers during this period while still ensuring employees' safety.
•The Company remained focused on maintaining a high level of customer support through robust virtual training and development courses.
•The Company suspended or significantly reduced operations at most of its principal manufacturing and distribution locations, which included furloughing employees related to these locations. While the operations were suspended or significantly reduced, the Company continued to fulfill customer demand. The Company also continued sales and manufacturing operations at normal levels within the Healthcare business. The Company’s principal manufacturing facilities and other operations have returned to a more normalized level during the second half of the year. The Company continues to monitor the COVID-19 pandemic and may need to reduce operations in the event of a resurgence of COVID-19 or in the event of actions from governmental authorities to combat a resurgence.

•The Company temporarily reduced spending on sales, marketing, and other related expenses due to the decrease in customer demand. Additionally, the Company instituted a temporary global hiring freeze, a reduction in temporary employees and consultants, as well as curtailed or stopped all projects that are not critical to the continuity of the business. Despite these temporary reductions, the Company maintained investment in critical capital and research and development projects as well as global efficiency and cost savings initiatives. The majority of these temporary reductions were eased during the fourth quarter as sales level continued to improve.
•During April, the Company announced additional furloughs or the reduction of working hours for employees throughout its organization. The total number of employees impacted by these measures represented approximately 52% of the workforce. The furloughs remained in place throughout the second quarter and the majority of these furloughs and reductions were then lifted in the third quarter with all remaining furloughs and reductions being lifted during the fourth quarter.
•For the safety of all employees and customers, the Company established additional protocols in addition to following all mandated regulatory requirements imposed by the country, the state, and the local jurisdictions in which the Company operates.
•The Company implemented a 25% wage reduction plan for all salaried employees of the Company who were not furloughed and were above a certain specified salary level, including members of management, where allowed by law, during the second quarter. These reductions were in place for 90 days. The CEO relinquished all but the portion of his base salary necessary to fund, on an after-tax basis, his contributions to continue to participate in the Company’s health benefits plan and meet certain other legal requirements. In addition, each member of the Board of Directors agreed to waive one quarter of his or her annual cash retainer for 2020.
•The Company has also continued to take measures to contain costs in light of lower sales levels and has taken actions to accelerate the cost improvement initiatives included in the previously announced restructuring plan.
•Many governments across the world instituted programs to reimburse business entities for a portion of employee compensation expense for employees that are furloughed or that are working reduced hours. The Company applied for and has received relief under these programs as well as certain other programs instituted by governments to mitigate the negative impacts of COVID-19. As of December 31, 2020, the Company had received a total of $38 million in relief.
•In an effort to preserve liquidity, the Company took action related to deferring the payment of income and payroll tax related liabilities where governments have allowed such deferrals. Additionally, the Company implemented cost containment measures to ensure the preservation of cash.
•During the second quarter, the Company took various actions to ensure its ongoing liquidity. The Company elected to drawdown the full amount of its $700 million 2018 Credit Facility to provide additional liquidity and financial flexibility in light of the economic conditions and uncertainties which arose in connection with the COVID-19 pandemic. On May 26, 2020, the Company issued $750 million of 3.25% senior unsecured notes due 2030 and used the proceeds to repay the $700 million 2018 Credit Facility. Additionally, out of an abundance of caution, in order to provide for further liquidity, the Company entered into a $310 million revolving credit facility on April 9, 2020, a 40 million euro revolving credit on May 5, 2020, a 30 million euro revolving credit facility on May 12, 2020 and 3.3 billion Japanese yen revolving credit facility on June 11, 2020. These three additional facilities are all short-term. At December 31, 2020, there were no outstanding borrowings under these facilities and the Company’s $700 million 2018 Credit Facility.

The impact to the Company's net sales and net income subsequent to December 31, 2020 includes:

•Governments have continued the imposition of certain restrictions in Europe which began in the fourth quarter due to the rising number of COVID-19 infections. At this time it is uncertain the impact these actions and further restrictions could potentially have on the Company's net sales and net income.
•The Company has continued to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

Up through the date of the filing of this Form 10-K, the Company’s principal manufacturing facilities and other operations have now returned to a more normalized level. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company plans to appropriately staff sales, manufacturing, and other functions to meet customer demand and deliver on continuing critical projects while also complying with all government requirements.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) constant currency sales growth by segment and geographic region; (2) organic sales growth by segment and geographic region; and (3) adjusted operating income and margins of each reportable segment, which excludes the impacts of purchase accounting, corporate expenses, and certain other items to enhance the comparability of results period to period. These principal measurements are not calculated in accordance with accounting principles generally accepted in the United States ("US GAAP"); therefore, these items represent Non-GAAP measures. These Non-GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

The Company defines “constant currency” sales growth as the increase or decrease in net sales from period to period excluding the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted to the U.S. dollar using local currency foreign exchange rates for each month of the prior period, for the currencies in which the Company does business.

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

The "organic sales" measure is not calculated in accordance with US GAAP; therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company. The Company's senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

Business Drivers

The primary drivers of internal sales growth include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, sudden changes in the macroeconomic environment such as those caused by the impacts of COVID-19, changes in strategy, or distributor inventory levels can and have impacted the Company's sales.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the worldwide consolidation of operations and functions to further reduce costs. While the Company continues consolidation initiatives which can have an adverse impact on reported results in the short term, the Company expects that the continued benefits from these global efficiency efforts will improve its cost structure.

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

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. The Company typically implements most of its price increases in January or October of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels in excess of retail demand. These net inventory changes have impacted the Company’s consolidated net sales and net income in the past, and may continue to do so in the future, over a given period or multiple periods. In addition, the Company may from time to time, engage in new distributor relationships that could cause fluctuations of consolidated net sales and net income. Distributor inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history. The Company anticipates that inventory levels may fluctuate as dealers and customers manage the effects of COVID-19 on their businesses. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors."

Restructuring Announcement

In November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of the restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that is intended to further optimize the Company’s product portfolio and reduces operating expenses. The product portfolio optimization has resulted in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion is expected to result in total charges of approximately $375 million and annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $310 million under this program, of which, approximately $120 million were non-cash charges. These amounts include the charges for the portfolio shaping initiatives announced on August 6, 2020 which are further discussed below.

As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. During the year ended December 31, 2020, the Company recorded expenses of approximately $59 million related to these actions, of which, approximately $48 million were non-cash charges. The Company expects most of the remaining restructuring charges will be recorded during the first quarter of 2021. The Company does not expect a significant impact to net sales in the first quarter of 2021. Both businesses have been experiencing declining sales and are dilutive to the Company’s operating income rate.

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

RESULTS OF OPERATIONS

2020 Compared to 2019

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also compares net sales on an organic sales basis, which is a Non-GAAP measure.

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

The "organic sales" measure is not calculated in accordance with US GAAP; therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company. The Company's senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net sales	$3,342	$4,029	$(687)	(17.1%)

Net sales for the year ended December 31, 2020 were $3,342 million, a decrease of $687 million or 17.1% from the year ended December 31, 2019. The decrease in net sales was attributable to both the Consumables and the Technologies & Equipment segments which were impacted by reduced demand for dental related procedures primarily due to the impact of the COVID-19 pandemic. Net sales were positively impacted by approximately 0.3% due to the weakening of the U.S. dollar as compared to the same prior year period. This decrease included a reduction of 0.6% from divestitures of non-strategic businesses and a 0.1% decrease due to discontinued products.

For the year ended December 31, 2020, organic sales decreased 16.7% as compared to the same prior year period. The decrease in organic sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to the impact of the COVID-19 pandemic.

During the year ended December 31, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume during March which continued to its lowest levels in April as certain countries in Asia and Europe began to issue stay-at-home and social distancing guidelines which were quickly adopted in the United States as well. The Company then began to see an increase in sales during May and June as most stay-at-home orders were lifted and dental practices started to re-open, particularly in the United States and Europe. During the last six months of 2020, the Company continued to see demand improve.

Net Sales by Region

Net sales by geographic region were as follows:

	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

United States	$1,109	$1,373	$(264)	(19.2%)

Europe	1,387	1,614	(227)	(14.1%)

Rest of World	846	1,042	(196)	(18.8%)

United States

Net sales for the year ended December 31, 2020 were $1,109 million, a decrease of $264 million or 19.2% from the year ended December 31, 2019. The decrease in net sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to the impact of the COVID-19 pandemic. The decrease included a reduction of 0.5% from divestitures of non-strategic businesses and a decline of 0.6% due to discontinued products.

For the year ended December 31, 2020, organic sales decreased 18.4% as compared to the same prior year period. The decrease in organic sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to the impact of the COVID-19 pandemic.

Europe

Net sales for the year ended December 31, 2020 were $1,387 million, a decrease of $227 million or 14.1% from the year ended December 31, 2019. The decrease in net sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to the impact of the COVID-19 pandemic. The year ended December 31, 2020 was positively impacted by approximately 1.3% due to the weakening of the U.S. dollar as compared to the same prior year period. The decrease included a reduction of 0.9% from divestitures of non-strategic businesses and a decline of 0.1% due to discontinued products.

For the year ended December 31, 2020, organic sales decreased 14.4% as compared to the same prior year period. The decrease in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to the impact of the COVID-19 pandemic.

Rest of World

Net sales for the year ended December 31, 2020 were $846 million, a decrease of $196 million or 18.8% from the year ended December 31, 2019. The decrease in net sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to the impact of the COVID-19 pandemic. The year ended December 31, 2020 was negatively impacted by approximately 1.1% due to the strengthening of the U.S. dollar as compared to the same prior year period. The decrease included a reduction of 0.2% from divestitures of non-strategic businesses offset by an increase of 0.5% from discontinued products.

For the year ended December 31, 2020, organic sales decreased 18.0% as compared to the same prior year period. The decrease in organic sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to the impact of the COVID-19 pandemic.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Gross profit	$1,657	$2,165	$(508)	(23.5%)

Gross profit as a percentage of net sales	49.6%	53.7%

Gross profit as a percentage of net sales decreased by 410 basis points for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

For the year ended December 31, 2020, the decrease in the gross profit rate as compared to the year ended December 31, 2019 was primarily driven by the decline in net sales and the resulting unfavorable manufacturing variances due to the impact of the COVID-19 pandemic, as well as accelerated depreciation and inventory write-downs related to the discontinuation of product lines.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,435	$1,723	$(288)	(16.7%)
Goodwill impairment	157	—	157	NM
Restructuring and other costs	77	81	(4)	(4.9%)

SG&A as a percentage of net sales	42.9%	42.8%
NM - Not meaningful

SG&A Expenses

For the year ended December 31, 2020, SG&A, including research and development expenses, as a percentage of net sales increased 10 basis points for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The higher rate was driven by the impact of lower sales which more than offsets the cost reduction measures implemented by the Company in response to the COVID-19 pandemic.

These cost reduction measures include, but are not limited to, the reduction of the following expense categories: marketing and promotion expenses, travel and meeting expenses, salary expenses, and professional services.

Goodwill Impairment

For the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $157 million. The impairment charge is related to the Equipment & Instruments reporting unit within the Technologies & Equipment segment recorded in the three months ended March 31, 2020. For further details see Item 8, Note 10, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $77 million for the year ended December 31, 2020 compared to $81 million for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company recorded $26 million of restructuring costs primarily related to the expansion of the restructuring plan announced in August 2020. The Company also recorded $51 million of other costs, which consist primarily of impairment charges of $39 million related to indefinite-lived intangible assets and other impairments of $8 million. For further details see Item 8, Note 10, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

During the year ended December 31, 2019, the Company recorded $34 million of restructuring costs. The Company also recorded $47 million of other costs, which consisted primarily of fixed asset impairments of $33 million, a $5 million impairment of indefinite-lived tradenames and trademarks within the Technologies & Equipment segment, and a $4 million impairment of intangible assets related to discontinued product lines in the Consumables segment.

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. During the year ended December 31, 2020, the Company recorded expenses of approximately $59 million related to these actions, of which, approximately $48 million were non-cash charges.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Net interest expense	$47	$28	$19	67.9%
Other expense (income), net	1	(12)	13	NM
Net interest and other expense	$48	$16	$32
NM - Not meaningful

Net Interest Expense

Net interest expense for the year ended December 31, 2020 increased $19 million as compared to the year ended December 31, 2019. Higher average debt levels in 2020 when compared to the prior year period were the primary driver resulting in higher net interest expense.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2020 increased $13 million compared to the year ended December 31, 2019. Other expense (income), net for the year ended December 31, 2020 includes foreign exchange gains of $13 million, primarily on net investment hedges, offset by the non-operating losses of $14 million related to the divestitures of non-strategic businesses. The net investment hedges were sold in April 2020 resulting in lower income for the year. Other expense (income), net for the year ended December 31, 2019 includes foreign exchange gains of $27 million, primarily on net investment hedges, offset by the non-operating losses of $15 million related to the divestitures of non-strategic businesses.

Income Taxes and Net (Loss) Income

	Year Ended December 31,
(in millions, except per share data and percentages)	2020	2019	$ Change

Provision for income taxes	$23	$82	$(59)

Effective income tax rate	(38.3%)	23.8%

Net (loss) income attributable to Dentsply Sirona	$(83)	$263	$(346)

Net (loss) income per common share - diluted (a)	$(0.38)	$1.17

(a) For the year ended December 31, 2020, the Company's net loss per share was calculated on a non-diluted basis.

Provision for Income Taxes

For the year ended December 31, 2020, income taxes were a net expense of $23 million. During the year ended December 31, 2020, the Company recorded $9 million of tax expense for other discrete tax matters. The Company also recorded an $11 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge and $2 million related to the asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to the impairment of the intangible assets and non-intangible assets, and non-deductible goodwill impairment charge, the Company's effective tax rate was 18.4%.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

For the year ended December 31, 2019, income taxes were a net expense of $82 million. During the year ended December 31, 2019, the Company recorded the following discrete tax items: $4 million of excess tax benefit related to employee share-based compensation, tax expense of $9 million for other discrete tax matters, and tax benefit of $4 million related to valuation allowance on foreign tax credits and other deferred tax assets. The Company also recorded a $10 million tax benefit as a discrete item related to the fixed asset impairment charge, $2 million tax benefit related to the indefinite-lived intangible asset impairment charge and $1 million tax benefit related to the definite-lived intangible asset impairment charge. Excluding these discrete tax items and adjusting pretax income to exclude the pretax charge related to impairment of fixed assets, impairment of the indefinite-lived intangible assets, and the losses related to the divestitures of non-strategic businesses, the Company’s effective tax rate was 24.3%.

Further information regarding the details of income taxes is presented in Note 15, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Operating Segment Results

Net Sales	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment	$1,961	$2,283	$(322)	(14.1%)

Consumables	1,381	1,746	(365)	(20.9%)

Segment Adjusted Operating Income (a)	Year Ended December 31,
(in millions, except percentages)	2020	2019	$ Change	% Change

Technologies & Equipment (b)	$387	$467	$(80)	(17.1%)

Consumables (b)	314	440	(126)	(28.6%)
(a) See Note 5, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated US GAAP income.
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $38 million in 2019, has been reclassified as pertaining to corporate results to conform to current year presentation and our internal reporting to our Chief Operating Decision Maker package ("CODM"). This amount is not material to the measure of segment results for the years presented.

Technologies & Equipment

Net sales for the year ended December 31, 2020 were $1,961 million, a decrease of $322 million or 14.1% from the year ended December 31, 2019. The decrease in net sales was across all dental businesses primarily due to the impact of the COVID-19 pandemic, partially offset by increased sales in the Healthcare business. Net sales were positively impacted by approximately 0.6% due to the weakening of the U.S. dollar over the prior year. The decrease included a reduction of 1.0% from divestitures of non-strategic businesses and a 0.2% decrease due to discontinued products.

For the year ended December 31, 2020, organic sales decreased 13.5% as compared to the prior year. Organic sales decline was across all regions and was primarily due to the impact of the COVID-19 pandemic.

Key drivers of the decrease in organic sales for the year ended December 31, 2020, were Implants, Equipment & Instruments, and Digital Dentistry businesses, partially offset by an increase in the Healthcare business.

Adjusted operating income decreased $80 million or 17.1% for the year ended December 31, 2020 as compared to the prior year. The decrease in operating income was primarily driven by lower sales volume and the resulting unfavorable manufacturing variances due to the impact of the COVID-19 pandemic, partially offset by cost reduction measures in both gross profit and SG&A.

Consumables

Net sales for the year ended December 31, 2020 were $1,381 million, a decrease of $365 million or 20.9% from the year ended December 31, 2019. The decrease in net sales was across all businesses primarily due to the impact of the COVID-19 pandemic. The decrease included a reduction of 0.1% from divestitures of non-strategic businesses.

For the year ended December 31, 2020, organic sales decreased 20.8% as compared to the prior year. The decline in organic sales was the result of lower demand in all regions primarily due to the impact of the COVID-19 pandemic.

Key drivers of the decrease in organic sales for the year ended December 31, 2020, were the Endodontic, Restorative, and Laboratory businesses.

Adjusted operating income decreased $126 million or 28.6% for the year ended December 31, 2020 as compared to the prior year. The decrease in operating income was primarily driven by lower sales volume and the resulting unfavorable manufacturing variances due to the impact of COVID-19 pandemic, partially offset by cost reduction measures in both gross profit and SG&A.

Discussion of the results of operations for the year ended December 31, 2018 was included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company obtains information during due diligence and through other sources to get respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals, and evaluations of existing contingencies, liabilities, and product line integration information. If the initial valuation for an acquisition is incomplete by the end of the reporting period in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date. More information on the assumptions used to estimate the fair values of acquired intangible assets is included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets

The Company follows the accounting standards for goodwill and indefinite-lived intangibles, which require an annual test for impairment to goodwill using a fair value approach. In addition to minimum annual impairment tests, the Company also performs impairment assessments more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived assets might be impaired. If the carrying value of a reporting unit with goodwill exceeds the implied fair value of that reporting unit, an impairment charge is recognized for the excess amount. Similarly, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized on the intangible.

Impairment Assessment

Assessment of the potential impairment of goodwill and indefinite-lived intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is dependent on significant assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company’s discount rates, revenue growth rates, and operating margins, the Company may be required to recognize impairment charges. Information with respect to the Company’s significant accounting policies on goodwill and indefinite-lived intangible assets are included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Annual Goodwill Impairment Testing

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition or slower growth rates, among others. It is important to note that fair values which could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company’s reporting units are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) as its valuation technique to measure the fair value for its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows include, but are not limited to the discount rates, revenue growth rates, perpetual revenue growth rates, and future operating margin percentages of the reporting unit’s business. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as future expectations. The revenue growth rate assumptions were developed in consideration of future expectations which included, but were not limited to, the current and ongoing impact of the COVID-19 pandemic, distribution channel changes, impact from competition, and new product development changes for these reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. Operating cash flow assumptions may also be impacted by assumptions regarding benefits from restructuring initiatives, tax rates, capital spending and working capital changes. Discount rates are estimated for geographic regions and applied to the reporting units located within the regions. These rates are developed based on market participant data, which included assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Should the Company’s analysis in the future indicate an increase in discount rates or a decline in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a material charge to earnings.

Annual Indefinite-Lived Intangible Asset Impairment Testing

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, they are tested for impairment annually as of April 30 or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flow, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

The fair value of acquired tradenames and trademarks is estimated by the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. Other assumptions are consistent with those applied to goodwill impairment testing.

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

During the three months ended March 31, 2020, prior to performance of the annual impairment test, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for four of the Company's five reporting units containing a goodwill balance as of March 31, 2020. The first quarter goodwill impairment test resulted in an impairment charge of $157 million in the Equipment & Instruments reporting unit. No goodwill impairment was identified at April 30, 2020 in conjunction with the annual test and no subsequent triggering events were identified. For further information, see Note 10, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Indefinite-lived Intangible Assets

During the three months ended March 31, 2020, prior to performance of the annual test, the Company identified a triggering event, and consequently performed an interim impairment test which resulted in an impairment charge of $39 million which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impaired indefinite-lived intangibles assets are tradenames and trademarks related to the Equipment & Instruments reporting unit, for which the tradenames and trademarks for one business unit in the Equipment & Instruments reporting unit makes up a significant portion of the Company's total $39 million intangible asset impairment charge. The impairment charge was primarily driven by a decline in forecasted sales due to the COVID-19 pandemic.

During the twelve months ended December 31, 2019, the Company impaired $5 million of product tradenames and trademarks within the Technologies & Equipment segment. The impaired indefinite-lived intangible assets are tradenames and trademarks held within the Equipment and Instrument reporting unit. The impairment was the result of a change in forecasted sales related to divestitures of non-strategic product lines. The Company previously recorded an impairment charge of $179 million in the twelve months ended December 31, 2018 for the impairment of tradenames and trademarks related to the CAD/CAM, Imaging, and Instrument businesses. The impairment charge was primarily driven by a decline in forecasted sales resulting from increased competition and the impact of low-cost competitive products. Consistent with the current year charges, these amounts were recorded in Restructuring and other costs in the Consolidated Statements of Operations.

The Company also assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2020, which largely consist of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. The assumptions used in determining the fair value of the indefinite-lived intangible assets contain uncertainties, and any changes to these assumptions could have a negative impact and result in a future impairment. At April 30, 2020, the Company did not identify any impairment triggers for the indefinite-lived intangible assets. For further information see Note 10, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2020, the Company has a valuation allowance of $287 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the year ended December 31, 2020 was $635 million, an increase of $2 million as compared to $633 million during the year ended December 31, 2019. Working capital contributed $213 million of operating cash flow in 2020 compared to $9 million consumed in 2019. The Company's cash and cash equivalents increased by $33 million to $438 million during the year ended December 31, 2020.

For the year ended December 31, 2020, on a constant currency basis, the number of days for sales outstanding in accounts receivable decreased by 8 days to 54 days as compared to 62 days at December 31, 2019. On a constant currency basis, the number of days of sales in inventory decreased by 14 days to 102 days at December 31, 2020 as compared to 116 days at December 31, 2019. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities for the year ended December 31, 2020 included acquisitions of $1,078 million, capital expenditures of $87 million and cash proceeds from net investment hedges of $58 million. The Company expects capital expenditures to be in the range of approximately $135 million to $160 million for the full year 2021.

Cash used in financing activities for the year ended December 31, 2020 was primarily related to a payment on a Treasury Rate Lock of $31 million, dividend payments of $88 million and net share repurchases of $140 million.

On March 9, 2020, the Company entered into an Accelerated Share Repurchase Transaction (“ASR Agreement") for $140 million. The final amount repurchased was 3.7 million shares at a volume-weighted average price of $38.25 inclusive of a $0.63 per share discount. At December 31, 2020, the Company held 45.8 million shares of treasury stock. The Company received proceeds of $11 million as a result of the exercise of 0.3 million shares of stock options during the year ended December 31, 2020. Including prior year repurchases, the total amount repurchased under this authorization is $650 million leaving $350 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings increased by $842 million for the year ended December 31, 2020. Dentsply Sirona's long-term debt, including the current portion at December 31, 2020 and 2019, was $2,274 million and $1,433 million, respectively. The Company's long-term debt, including the current portion, increased by a net of $841 million during the year ended December 31, 2020. This net change included a net increase in borrowings of $743 million, and an increase of $98 million due to exchange rate fluctuations on debt denominated in foreign currencies.

In response to the COVID-19 pandemic, the Company took actions to strengthen its liquidity and financial flexibility. See Note 13, Financing Arrangements, to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

During the year ended December 31, 2020, the Company's ratio of net debt to total capitalization increased to 27.0% compared to 16.8% at December 31, 2019. Dentsply Sirona defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

The Company has access to a $700 million 2018 Credit Facility through July 28, 2024 and a separate $310 million revolving credit facility through April 8, 2021. These facilities are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $700 million. At December 31, 2020, there were no outstanding borrowings under both the $700 million and the $310 million multi-currency revolving credit facilities. The Company had no outstanding borrowings under the commercial paper facility at December 31, 2020.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. These credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of total debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants or ratios would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2020, the Company was in compliance with these covenants.

The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2020, $3 million was outstanding under these short-term lines of credit. At December 31, 2020, the Company had total unused lines of credit related to the revolving credit agreements and the uncommitted short-term lines of credit of $1,173 million.

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, cash payments related to restructuring programs, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities. The Company estimates cash payments related to the previously announced restructuring to be in a range from $50 million to $100 million in 2021. The Company's credit facilities are further discussed in Note 13, Financing Arrangements, to the Consolidated Financial Statements in Item 8 of this Form 10-K. As noted in the Company's Consolidated Statements of Cash Flows in Item 8 of this Form 10-K, the Company has continued to generate strong cash flows from operations, which has been used to finance the Company's activities.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At December 31, 2020, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term as interest rates remain at historically low levels. The Company believes there is sufficient liquidity available for the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2020, the Company held $54 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements" of this Form 10-K.

Contractual Obligations

The Company's scheduled contractual cash obligations at December 31, 2020 were as follows:

Contractual Obligations	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$296	$3	$233	$1,752	$2,284
Operating leases	52	72	36	34	194
Interest on long-term borrowings, net of interest rate swap agreements	57	87	87	202	433
Postemployment obligations	22	44	46	123	235
Precious metal consignment agreements	54	—	—	—	54
	$481	$206	$402	$2,111	$3,200

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2020, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $31 million of the unrecognized tax benefit has been excluded from the contractual obligations table above. See Note 15, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. These cash flow hedges have maturities of six to 18 months and do not change the underlying long-term foreign currency exchange risk. The Company accounts for the forward foreign exchange contracts as cash flow hedges.

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

At December 31, 2020, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts by approximately $5 million.

Interest Rate Risk Management

During the year ended December 31, 2019, the Company early terminated its existing 246 million euro cross currency basis swap and entered into a new 263 million euro cross currency basis swap maturing in August 2021. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts the $296 million bond coupon from 4.1% to 1.2%.

At December 31, 2020, an increase of 1% in the interest rates on the variable interest rate instruments would not have a significant impact on the Company’s annual interest expense as the Company’s debt portfolio comprises primarily of fixed rate debt at December 31, 2020.

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

At December 31, 2020, the Company had approximately 36,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $54 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2020, the average annual rate charged by the consignor banks was 0.9%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2020, 2019, and 2018.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019, and 2018.	131

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

In conducting management's evaluation as described above, the operations of the Byte business acquired December 31, 2020, which were excluded from management's assessment of internal control over financial reporting, represent less than 1% of consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Byte, and less than 1% of the Company's consolidated revenues and operating income for the fiscal year ended December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Donald M. Casey, Jr.	/s/	Jorge M. Gomez
	Donald M. Casey, Jr.		Jorge M. Gomez
	Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	March 1, 2021		March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of DENTSPLY SIRONA Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Straight Smile LLC (“Byte”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Byte from our audit of internal control over financial reporting. Byte is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Goodwill Impairment Assessments – Implants and Equipment & Instruments Reporting Units

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,986 as of December 31, 2020, and the goodwill associated with the Implants and Equipment & Instruments reporting units were $1,232 million and $292 million, respectively. Management conducts an impairment test as of April 30 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. In the first quarter of 2020, management concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for four of the Company’s five reporting units containing a goodwill balance as of March 31, 2020. The first quarter goodwill impairment test resulted in an impairment charge of $157 million in the Equipment & Instruments reporting unit. Management uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. Management’s significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit’s business.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Implants and Equipment & Instruments reporting units is a critical audit matter are the significant judgment by management when developing the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s cash flow projections and significant assumptions related to the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Implants and Equipment & Instruments reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management related to discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages. Evaluating management’s assumptions related to revenue growth rates, perpetual revenue growth rates, and operating margin percentages involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the assumptions related to the discount rates and perpetual revenue growth rates.

Indefinite-lived Intangible Assets Impairment Assessments – Tradenames and Trademarks for one Business Unit in the Equipment & Instruments Reporting Unit

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance, consisting of tradenames and trademarks, was $642 million as of December 31, 2020. The balance as of December 31, 2020 related to the Equipment & Instruments reporting unit was $82 million, of which one business unit in the Equipment & Instruments reporting unit makes up a significant portion of the balance. Management conducts an impairment test as of April 30 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. In the first quarter of 2020, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for all but two of the Company’s indefinite-lived intangible assets as of March 31, 2020. The first quarter impairment test resulted in an intangible asset impairment charge of $39 million related to certain tradenames and trademarks related to the Equipment & Instruments reporting unit, for which the tradenames and trademarks for one business unit in the Equipment & Instruments reporting unit makes up a significant portion of the Company’s total $39 million intangible asset impairment charge. Management performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, management applies significant judgment to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessments for tradenames and trademarks for one business unit in the Equipment & Instruments reporting unit is a critical audit matter are the significant judgment by management when developing the fair value of the tradenames and trademarks. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, perpetual revenue growth rate, royalty rate, and discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over development of the significant assumptions. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the relief from royalty method; testing the completeness and accuracy of underlying data used in the models, and evaluating the significant assumptions used by management related to the revenue growth rates, perpetual revenue growth rate, royalty rate and discount rate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method models and the assumptions related to the perpetual revenue growth rate, royalty rate, and discount rate.

Certain Tax Positions Related to the IRS and Swedish Tax Agency

As described in Notes 1, 15 and 20 to the consolidated financial statements, management applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management recognizes in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position.
Management has recorded the full benefit of certain tax deductions taken in the United States and Sweden. As a result of an audit by the Internal Revenue Service (IRS) for 2013 the Company’s worthless stock deduction of $546 million has been disallowed. If the worthless stock deduction was ultimately disallowed, the Company would be subject to additional income tax expense. In addition, the Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to additional income tax expense of $57 million.

The principal considerations for our determination that performing procedures relating to certain tax positions related to the IRS and Swedish Tax Agency is a critical audit matter are the significant judgment by management when determining uncertain tax positions, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s timely identification and accurate measurement of uncertain tax positions. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition and measurement of the uncertain tax positions. These procedures also included, among others, assessing the appropriateness of management’s assessment by reviewing the technical merits of the tax positions taken, evaluating the tax documentation provided by management and evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s interpretation and application of relevant tax laws in United States and Swedish jurisdictions and in evaluating the reasonableness of management’s assessments of whether the tax positions are more-likely-than-not of being sustained.

Acquisition of Straight Smile LLC (“Byte”) - Valuation of Technology Know-how and Tradenames and Trademarks Intangible Assets

As described in Notes 1 and 4 to the consolidated financial statements, the Company completed the acquisition of Byte for net consideration of $1.0 billion on December 31, 2020, which resulted in $416 million of intangible assets being recorded. The intangible assets associated with the technology know-how and tradenames and trademarks were $210 million and $190 million, respectively. Management values identified intangible assets using an income approach. Technology know-how is valued using an excess earnings method and tradename and trademark assets are valued using a relief-from-royalty method. Management applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives of the assets and discount rates used in computing present values.

The principal considerations for our determination that performing procedures relating to the valuation of technology know-how and tradenames and trademarks intangible assets in the acquisition of Byte is a critical audit matter are the significant judgment by management when developing the fair value measurement of the technology know-how and tradenames and trademarks intangible assets acquired. This in turn lead to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives and discount rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of technology know-how and tradenames and trademarks intangible assets and controls over the development of the revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives and discount rates assumptions utilized in the valuation of the intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimates. Testing management’s process included evaluating the appropriateness of the excess earnings and relief-from-royalty valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives, and discount rates. Evaluating management’s assumptions related to the revenue growth rates, EBITDA margin percentages, technology obsolescence factors, discount rates, royalty rate, and useful lives involved evaluating whether the assumptions were reasonable considering (i) past performance of the acquired businesses, (ii) economic and industry forecasts, (iii) benchmarking of peer companies, and (iv), and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s excess earnings and relief-from-royalty valuation methods and the assumptions related to the technology obsolescence factors, discount rates, royalty rate, and useful lives.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2021

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net sales	$3,342	$4,029	$3,986
Cost of products sold	1,685	1,864	1,918

Gross profit	1,657	2,165	2,068

Selling, general and administrative expenses	1,435	1,723	1,719
Goodwill impairment	157	—	1,086
Restructuring and other costs	77	81	221

Operating (loss) income	(12)	361	(958)

Other income and expenses:
Interest expense	48	30	37
Interest income	(1)	(2)	(2)
Other expense (income), net	1	(12)	(35)

(Loss) income before income taxes	(60)	345	(958)
Provision for income taxes	23	82	53

Net (loss) income	(83)	263	(1,011)

Less: Net income (loss) attributable to noncontrolling interests	—	—	—

Net (loss) income attributable to Dentsply Sirona	$(83)	$263	$(1,011)

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(0.38)	$1.18	$(4.51)
Diluted	$(0.38)	$1.17	$(4.51)

Weighted average common shares outstanding:
Basic	219.2	223.1	224.3
Diluted	219.2	224.4	224.3

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018

Net (loss) income	$(83)	$263	$(1,011)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	182	(83)	(180)
Net (loss) gain on derivative financial instruments	(32)	(1)	29
Net unrealized holding gain on available-for-sale securities	—	—	(44)
Pension liability adjustments	(13)	(36)	7
Total other comprehensive income (loss)	137	(120)	(188)

Total comprehensive income (loss)	54	143	(1,199)

Less: Comprehensive income attributable to noncontrolling interests	1	1	—

Comprehensive income (loss) attributable to Dentsply Sirona	$53	$142	$(1,199)

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$438	$405
Accounts and notes receivable-trade, net	673	782
Inventories, net	466	562
Prepaid expenses and other current assets, net	214	251
Total Current Assets	1,791	2,000

Property, plant and equipment, net	791	802
Operating lease right-of-use assets, net	176	159
Identifiable intangible assets, net	2,504	2,176
Goodwill, net	3,986	3,397
Other noncurrent assets, net	94	69
Total Assets	$9,342	$8,603

Liabilities and Equity
Current Liabilities:
Accounts payable	$305	$308
Accrued liabilities	653	629
Income taxes payable	60	56
Notes payable and current portion of long-term debt	299	2
Total Current Liabilities	1,317	995

Long-term debt	1,978	1,433
Operating lease liabilities	130	120
Deferred income taxes	393	480
Other noncurrent liabilities	554	480
Total Liabilities	4,372	3,508

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2020 and 2019
264.5 million shares issued at December 31, 2020 and 2019
218.7 million and 221.3 million shares outstanding at December 31, 2020 and 2019, respectively
Capital in excess of par value	6,604	6,587
Retained earnings	1,233	1,404
Accumulated other comprehensive loss	(464)	(600)
Treasury stock, at cost, 45.8 million and 43.2 million shares at December 31, 2020 and 2019, respectively	(2,409)	(2,301)
Total Dentsply Sirona Equity	4,967	5,093

Noncontrolling interests	3	2
Total Equity	4,970	5,095
Total Liabilities and Equity	$9,342	$8,603
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$3	$6,544	$2,316	$(291)	$(1,956)	$6,616	$12	$6,628
Net loss	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Other comprehensive loss	—	—	—	(188)	—	(188)	—	(188)
Exercise of stock options	—	(14)	—	—	39	25	—	25
Cumulative effect on adoption of ASC 606	—	—	(6)	—	—	(6)	—	(6)
Reclassification on adoption of ASU No. 2016-16	—	—	(3)	—	—	(3)	—	(3)
Reclassification on adoption of ASU No. 2018-02	—	—	8	—	—	8	—	8
Stock based compensation expense	—	21	—	—	—	21	—	21
Treasury shares purchased	—	—	—	—	(250)	(250)	—	(250)
Restricted stock unit distributions	—	(29)	—	—	16	(13)	—	(13)
Cash dividends ($0.35 per share)	—	—	(78)	—	—	(78)	—	(78)
Balance at December 31, 2018	$3	$6,522	$1,226	$(479)	$(2,151)	$5,121	$12	$5,133
Net income	—	—	263	—	—	263	—	263
Other comprehensive (loss) income	—	—	—	(121)	—	(121)	1	(120)
Divesture of noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Exercise of stock options	—	13	—	—	96	109	—	109
Stock based compensation expense	—	66	—	—	—	66	—	66
Funding of employee stock ownership plan	—	1	—	—	4	5	—	5
Treasury shares purchased	—	—	—	—	(260)	(260)	—	(260)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.375 per share)	—	—	(84)	—	—	(84)	—	(84)
Balance at December 31, 2019	$3	$6,587	$1,404	$(600)	$(2,301)	$5,093	$2	$5,095
Net loss	—	—	(83)	—	—	(83)	—	(83)
Other comprehensive income	—	—	—	136	—	136	1	137
Exercise of stock options	—	1	—	—	10	11	—	11
Stock based compensation expense	—	47	—	—	—	47	—	47
Funding of Employee Stock Ownership Plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(140)	(140)	—	(140)
Restricted stock unit distributions	—	(34)	—	—	19	(15)	—	(15)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.400 per share)	—	—	(87)	—	—	(87)	—	(87)
Balance at December 31, 2020	$3	$6,604	$1,233	$(464)	$(2,409)	$4,967	$3	$4,970
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(83)	$263	$(1,011)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	133	133
Amortization of intangible assets	192	190	198
Amortization of deferred financing costs	5	3	3
Fixed asset impairment	3	33	—
Goodwill impairment	157	—	1,086
Indefinite-lived intangible asset impairment	39	5	179
Definite-lived intangible asset impairment	—	4	—
Deferred income taxes	(64)	(37)	(62)
Stock based compensation expense	47	66	21
Restructuring and other costs - non-cash	10	16	23
Gain on sale of equity security	—	—	(44)
Other non-cash (income) expense	(14)	(20)	3
Loss on disposal of property, plant and equipment	1	4	5
Gain on divestiture of noncontrolling interest	—	(9)	—
Loss on sale on non-strategic businesses and product lines	1	2	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	126	(91)	24
Inventories, net	124	14	(20)
Prepaid expenses and other current assets, net	42	13	(27)
Other noncurrent assets, net	1	(9)	(13)
Accounts payable	(23)	26	7
Accrued liabilities	(17)	45	—
Income taxes	(39)	(16)	12
Other noncurrent liabilities	(15)	(2)	(17)
Net cash provided by operating activities	635	633	500

Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(1,078)	(3)	(130)
Cash received on sale of non-strategic businesses or product lines	1	11	—
Purchases of short term investments	—	—	(4)
Liquidation of short term investments	—	1	—
Capital expenditures	(87)	(123)	(183)
Cash received on derivative contracts	58	40	8
Cash paid on derivative contracts	(1)	—	(2)
Expenditures for identifiable intangible assets	—	—	(5)
Proceeds from the sale of equity security	—	—	54
Proceeds from sale of property, plant and equipment, net	1	5	9
Net cash used in investing activities	(1,106)	(69)	(253)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	1,448	120	—
Cash paid for deferred financing costs	(6)	(1)	—
Repayments on long-term borrowings, net	(701)	(251)	(9)
Net borrowings (repayments) on short-term borrowings	2	(69)	60
Payments on terminated derivative instruments	(30)	—	—
Proceeds from exercised stock options	11	109	28
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(2)	—	—
Cash paid for contingent consideration on prior acquisitions	(4)	(33)	—
Cash paid for treasury stock	(140)	(260)	(250)
Cash dividends paid	(88)	(81)	(79)
Net cash provided by (used in) financing activities	490	(466)	(250)
Effect of exchange rate changes on cash and cash equivalents	14	(3)	(8)
Net increase (decrease) in cash and cash equivalents	33	95	(11)

Cash and cash equivalents at beginning of period	405	310	321
Cash and cash equivalents at end of period	$438	$405	$310

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$45	$30	$35
Income taxes paid, net of refunds	$82	$112	$105
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$14	$14	$15
Exchange of inventory for naming rights	$4	$3	$—
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of dental products and technologies, with a 134-year history of innovation and service to the dental industry and patients worldwide. The Company’s principal product categories include dental consumable products, dental equipment, dental technologies and certain healthcare consumable products. The Company sells its products in over 120 countries under some of the most well-established brand names in the industry.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ materially from those estimates.

Specifically, for the year ended December 31, 2020, some of these estimates and assumptions were based on the potential impacts of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company's financial condition, liquidity, or results of operations, is highly uncertain and difficult to predict. More specifically, the demand for the Company's products has been, and continues to be, affected by social distancing guidelines, newly implemented dental practice safety protocols which reduce patient traffic, and patient reluctance to seek dental care. At this time, it is uncertain how long these impacts will continue.

During the year the Company's business was impacted by COVID-19. The impact began in the early part of the first quarter as the Company began to experience declines in customer demand in Asia and then further in mid-March where it was most pronounced in Europe and where the Company experienced partial or country-wide business lockdowns in various markets, including China, France, and Italy. The United States was most impacted in April and May. Most regions throughout the world continue to experience localized surges of COVID-19 cases which are being responded to by governmental authorities with partial lockdowns. While the duration and severity of this continuing pandemic is uncertain, the Company currently expects that the COVID-19 pandemic may have a negative impact on its operations in 2021. As a result of the economic uncertainties caused by the COVID-19 pandemic, the Company implemented several measures to improve liquidity and operating results, including reduction of employee hours and salaries, furloughs, suspended hiring, travel bans, delaying some of its planned capital expenditures, and deferring other discretionary spending for 2020. Many of these measures have been eased during the second half of the year as demand for the Company's products has improved. The Company continues to monitor the COVID-19 pandemic and may need to reduce operations in the event of a resurgence of COVID-19 or in the event of actions from governmental authorities to combat a resurgence. The Company believes it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with the Company's existing debt covenants for the next twelve months.

At December 31, 2020, the Company's liquidity includes $438 million of cash and has access to a $700 million 2018 Credit Facility as well as other short-term credit facilities of approximately $400 million. (See Note 13, Financing Arrangements). At December 31, 2020, the Company is in compliance with all of its debt covenants and expects to remain in compliance with all covenants for the next twelve months. However, if recovery from the pandemic takes longer than currently estimated, the Company may not be able to comply with its debt covenants and may have to seek covenant waivers. Inability to obtain debt covenant waivers may lead to default and acceleration of all of its outstanding debt, which could have a material adverse effect on liquidity.

Basis of Presentation

The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

For the year ended December 31, 2020, amounts recorded in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income reflect certain adjustments pertaining to prior periods, the impact of which are not material to the financial statements for the years presented. These corrections, which primarily include adjustments to accruals recorded through cost of products sold and selling, general, and administrative expenses, resulted in a net $9 million and $7 million decrease to pre-tax income and net income, respectively, in the twelve months ended December 31, 2020.

Investments in non-consolidated affiliates, joint ventures and partnerships where the Company maintains significant influence over an entity are accounted for using the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities of ninety days or less.

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities greater than ninety days and with remaining maturities of one year or less.

Accounts and Notes Receivable

The Company establishes an allowance for doubtful accounts based on an estimate of current expected credit losses resulting from the inability of its customers to make required payments. The allowance is determined based on a combination of factors, including the length of time that the receivable is past due, history of write-offs, and the Company's knowledge of circumstances relating to specific customers' ability to meet their financial obligations. Provision for doubtful accounts are included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them.

Accounts receivable are stated net of allowances for doubtful accounts of $18 million and $29 million at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company wrote-off $12 million and $6 million, respectively, of accounts receivable that were previously reserved. The Company increased the provision for doubtful accounts by $1 million and $10 million during 2020 and 2019, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the First In First Out Method ("FIFO") or average cost methods, except for $3 million and $5 million of inventories was determined by the last-in, first-out (“LIFO”) method as of December 31, 2020 and 2019, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2020 and 2019 by $22 million and $14 million, respectively.

The Company establishes reserves for inventory estimated to be excess, obsolete or unmarketable based upon assumptions about future demand, market conditions, and expiration of products.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. The Company conducts an impairment test as of April 30 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. This impairment assessment includes an evaluation of reporting units, which the Company has determined are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its fair value, an impairment charge is recognized for the excess amount. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considers the current market conditions when determining its assumptions. Lastly, the Company reconciles the aggregate fair values of its reporting units to its market capitalization, which include a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment including results of the annual test performed at April 30, 2020 is provided in Note 10, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of tradenames and trademarks acquired during business combinations, and these are not subject to amortization. Valuations of indefinite life intangibles assets acquired are based on information and assumptions available at the time of their acquisition, using income and market approaches to determine fair value. The Company conducts an impairment test as of April 30 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. The Company performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applies significant judgment to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. Additional information related to the testing for indefinite-lived intangible asset impairment including results of the annual test performed at April 30, 2020 is provided in Note 10, Goodwill and Intangible Assets.

Definite-Lived Intangible Assets

Definite-lived intangible assets primarily consist of patents, tradenames, trademarks, licensing agreements, technology know-how, and customer relationships. Valuation of definite-lived intangibles assets acquired in business combinations are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

Identifiable definite-lived intangible assets are amortized on a basis that best reflects how their economic benefits are utilized over the life of the asset or on a straight-line basis if not materially different from actual utilization. The useful life is the period over which the asset is expected to contribute to the future cash flows of the Company. The Company uses the following useful lives for its definite-lived intangible assets:

Definite-lived Intangible Asset Type	Useful Life

Patents	Up to date patent expires
Tradenames and trademarks	Up to 20 years
Licensing agreements	Up to 20 years
Customer relationships	Up to 15 years
Technology know-how	Up to 10 years

When the expected useful life of an intangible is not known, the Company will estimate its useful life based on similar asset or asset groups, any legal, regulatory, or contractual provision that limits the useful life, the effect of economic factors, including obsolescence, demand, competition, and the level of maintenance expenditures required to obtain the expected future economic benefit from the asset.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Assets acquired through acquisitions are recorded at fair value. Except for leasehold improvements, depreciation is computed by the straight-line method over the assets' estimated useful lives:

Property, Plant, and Equipment Assets Type	Useful Life
Buildings	40 years
Machinery and Equipment	4 to 15 years
Leasehold Improvements	Shorter of the estimated useful life or the term of the lease

Maintenance and repairs are expensed as incurred; replacements and major improvements are capitalized. If events or circumstances exist which suggest that the carrying amount of the asset group may not be recoverable the asset group is reviewed for impairment whenever impairment is calculated based upon an evaluation of the identifiable undiscounted cash flows as compared to the carrying value of the asset. If impaired, the resulting charge reflects the excess of the asset group’s carrying cost over its fair value.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) with subsequent amendments (collectively, “ASC 842”). The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective approach transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported in accordance with historic accounting under ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, their classification and initial direct costs for existing leases. The Company did not elect to adopt the hindsight practical expedient. The Company recognized material right-of-use assets and liabilities in the Consolidated Balance Sheets for its operating lease commitments with terms greater than 12 months. The adoption of this standard was not material to retained earnings. 2018 lease expense under ASC 840 was $39 million. See Note 9, Leases for additional information.

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate.

The Company records all derivative instruments at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”). The Company classifies derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less. The Company has elected to classify the cash flow from derivative instruments in the same category as the cash flows from the items being hedged. Should the Company enter into a derivative instrument that included an other-than-insignificant financing element then all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows as required by US GAAP.

Pension and Other Postemployment Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans and defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postemployment healthcare plans. Costs for Company-sponsored defined benefit and postemployment benefit plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postemployment benefits. Changes in these assumptions can impact the Company’s earnings. In determining the cost of postemployment benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. The Company reports the funded status of its defined benefit pension and other postemployment benefit plans on its consolidated balance sheets as a net liability or asset. Additional information related to the impact of changes in these assumptions is provided in Note 16, Benefit Plans.

Accruals for Self-Insured Losses

The Company maintains insurance for certain risks, including workers’ compensation, and is self-insured for employee related healthcare benefits. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported. The Company has stop-loss coverage to limit its exposure to any significant exposure on a per claim basis.

Litigation

The Company and its subsidiaries, from time to time, are parties to lawsuits arising from operations. The Company records liabilities when a loss is probable and can be reasonably estimated. If these estimates are in the form of ranges, the Company records the liabilities at the most likely outcome within the range. If no point within the range represents a better estimate of the probable loss, then the low point in the range is accrued. The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time. If the Company determines that a contingency is reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. The Company believes it has estimated liabilities for probable losses appropriately in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, generally has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2020, the Company had losses of $54 million on its loans designated as hedges of net investments and translation gains of $235 million. During the year ended December 31, 2019, the Company had gains of $4 million on its loans designated as hedges of net investments and translation losses of $87 million.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. During the year ended December 31, 2020, 2019, 2018, net foreign currency gain of $13 million, gain of $27 million in 2019, and loss of $6 million in 2018, respectively, are included in Other expense (income), net in the Consolidated Statements of Operations.

Revenue Recognition

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of risk and/or control of products to its customers. Sales, value-added, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

For most of consumable, technology, and equipment products, the Company transfers control and recognizes revenue when products are shipped from the Company's manufacturing facility or warehouse to the customer (distributors and direct to dentists). For contracts with customers that contain destination shipping terms, revenue is not recognized until risk has transferred and the goods are delivered to the agreed upon destination. The amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. discounts, rebates, free goods) and returns offered to customers and their customers. When the Company gives customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty-related returns, are infrequent and insignificant. The Company adjusts the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed. Consideration received from customers in advance of revenue recognition is classified as deferred revenue.

Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of revenue on a relative stand-alone selling price basis when performance obligations are not yet satisfied (e.g., free extended maintenance/service contracts, software and licenses, customer loyalty points and coupon programs). The Company uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations' database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to the unsatisfied performance obligation, which is deferred until satisfied. At December 31, 2020, the Company had $41 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months. The prior year amount of $29 million was recognized in the current year.

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

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. The Company’s warranty expense and warranty accrual were as follows:

	December 31,
(in millions)	2020	2019	2018

Warranty Expense	$29	$36	$24
Warranty Accrual	18	18	13

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent indirect costs associated with generating revenues and in managing the business of the Company. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, lease costs, amortization of capitalized software and depreciation of administrative facilities. Advertising cost are expensed as incurred.

Research and Development Costs

Research and development (“R&D”) costs relate primarily to salaries and direct overhead expenses associated with R&D activities. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. Software development costs related to software to be sold, leased, or otherwise marketed incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products. R&D costs were $115 million, $131 million and $161 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock Compensation

Stock-based compensation is measured at the grant date, fair value, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest.

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under these plans. Restricted Stock Units ("RSU") vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSUs, the vesting period is referred to as the restricted period. In addition to the service condition, certain granted RSUs are subject to performance requirements that can vary between the first year and up to the final year of the RSU award. If targeted performance is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, the restrictions on RSUs will lapse, and shares of common stock will be issued as payment for each vested RSU. Upon death, disability or qualified retirement all awards become immediately exercisable for up to one year. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter. The Company records forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures.

During 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company's previously disclosed three year restructuring program announced in November 2018. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. For vesting to occur an adjusted operating income margin target must be achieved over a period of four consecutive quarters, and an adjusted operating income margin above that target threshold as measured at the end of the subsequent quarter, all calculated on a trailing four quarter basis. The performance period began on January 1, 2019 and concludes on December 31, 2022. Under this program the Company could issue up to 3 million shares of common stock if all performance targets are met within the period. See Note 14 Equity for more information.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net earnings attributable to Company’s shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings attributable to Company’s shareholders by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period, unless the impact of including these options is anti-dilutive.

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

The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset valuations and appraisals, and evaluations of existing contingencies, liabilities, and product line information. If the initial valuation for an acquisition is incomplete by the end of the reporting period in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available, but will only occur up to one year from the acquisition date. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges.

On December 31, 2020, the Company acquired Straight Smile LLC ("Byte"), a leading provider in the direct-to-consumer, doctor-directed clear aligner market. The Company acquired all of the outstanding membership interests of Byte for total cash consideration of approximately $1.0 billion. The purchase price allocation resulted in the recording of $631 million of goodwill and $416 million of amortizable intangible assets, including tradenames, technology know-how, and non-compete agreements. The Company values identified intangible assets using an income approach. Technology know-how is valued using an excess earnings method. Tradename and trademark assets are valued using a relief-from-royalty method. Non-compete agreements are valued using a with-and-without method. The Company applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives of the assets and discount rates used in computing present values. In addition, the estimates of useful lives of these acquired intangibles are used to calculate depreciation and amortization expense. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired. For additional information related to accounting for acquisitions, see Note 4, Business Combinations.

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

Fair Value Measurement

Recurring Basis

The Company records certain financial assets and liabilities at fair value in accordance with the accounting guidance, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date in current markets. The accounting guidance establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the fair value hierarchy are as follows:

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

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company considers its credit risks and its counterparties’ credit risks when determining the fair values of its financial assets and liabilities. The Company records its derivatives and contingent considerations on a recurring fair value basis.

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

Non-Recurring Basis

When events or circumstances require an asset or liability to be measured at fair valued that otherwise is generally recorded based on another valuation method, such as, net realizable value, the Company will utilize the valuation techniques described above. The Company records its business combinations and impairments on a non-recurring basis.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The amendments in this update are effective for fiscal years and interim periods ending after December 15, 2019. Early adoption is permitted. The amendments in this update should be applied on a prospective basis for all periods presented with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments in this update should be applied on a retrospective basis for all periods presented. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s disclosures.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal period beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements or related disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Specifically, there is risk of cessation of the London Interbank Offer Rate ("LIBOR"). The Company has certain variable interest rate debt that uses LIBOR as a reference rate. The guidance provided by this accounting standard may be used for contracts entered into on or before December 31, 2022 on a prospective basis. The Company is currently assessing the impact that this standard will have on its consolidated financial statements and related disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic (Loss) Earnings Per Common Share
(in millions, except per share amounts)	2020	2019	2018

Net (loss) income attributable to Dentsply Sirona	$(83)	$263	$(1,011)

Weighted average common shares outstanding	219.2	223.1	224.3

(Loss) earnings per common share - basic	$(0.38)	$1.18	$(4.51)

Diluted (Loss) Earnings Per Common Share
(in millions, except per share amounts)	2020	2019	2018

Net (loss) income attributable to Dentsply Sirona	$(83)	$263	$(1,011)

Weighted average common shares outstanding	219.2	223.1	224.3
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.3	—
Total weighted average diluted shares outstanding	219.2	224.4	224.3

(Loss) earnings per common share - diluted	$(0.38)	$1.17	$(4.51)

The calculation of weighted average diluted common shares outstanding excluded 0.9 million and 1.6 million of potentially diluted common shares because the Company reported a net loss for year ended December 31, 2020 and 2018, respectively.

Stock options and RSUs of 3.1 million, 3.1 million, and 3.5 million equivalent shares of common stock that were outstanding during the years ended December 31, 2020, 2019, and 2018, respectively were excluded from the computation of weighted average diluted shares outstanding because their effect would be antidilutive.

On March 9, 2020, the Company entered into an accelerated share repurchase agreement with a financial institution pursuant to an Accelerated Share Repurchase Transaction (“ASR Agreement") to purchase $140 million of the Company's common stock. Pursuant to the terms of the ASR Agreement, the Company delivered $140 million cash to a financial institution and received an initial delivery of 2.7 million shares of the Company’s common stock on March 9, 2020 based on a closing market price of $42.12 per share and the applicable contractual discount. The Company received an additional 1.0 million shares on May 12, 2020, upon termination of the ASR Agreement. The average price per share for the total shares purchased under the ASR Agreement was $38.88 per share.

NOTE 3 - COMPREHENSIVE (LOSS) INCOME

AOCI includes foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company's pension plans. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2020, 2019 and 2018, these tax adjustments were $216 million, $173 million and $158 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $25 million and $260 million at December 31, 2020 and 2019, respectively, and which included losses of $162 million and $108 million, at December 31, 2020 and 2019, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2020 and 2019 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)
Other comprehensive income (loss) before reclassifications and tax impact	151	(17)	(23)	(26)	85
Tax benefit	30	1	5	7	43
Other comprehensive income (loss), net of tax, before reclassifications	$181	$(16)	$(18)	$(19)	$128
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	6	8
Net increase (decrease) in other comprehensive income	181	(14)	(18)	(13)	136
Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2018	$(284)	$1	$(112)	$(84)	$(479)
Other comprehensive (loss) income before reclassifications and tax impact	(88)	(17)	18	(54)	(141)
Tax benefit (expense)	4	4	(7)	14	15
Other comprehensive (loss) income, net of tax, before reclassifications	$(84)	$(13)	$11	$(40)	$(126)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	—	4	5
Net (decrease) increase in other comprehensive income	(84)	(12)	11	(36)	(121)
Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 were as follows:

Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2020	2019	2018

Loss on derivative financial instruments:
Interest rate swaps	$(4)	$(2)	$(2)	Interest expense
Foreign exchange forward contracts	2	1	(9)	Cost of products sold
Net loss before tax	$(2)	$(1)	$(11)
Tax impact	—	—	1	Provision for income taxes
Net loss after tax	$(2)	$(1)	$(10)

Realized gain on available-for-sale securities:
Available -for-sale-securities	$—	$—	$45	Other expense (income), net
Tax impact	—	—	(1)	Provision for income taxes
Net gain after tax	$—	$—	$44

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$1	$1	$—	(a)
Amortization of net actuarial losses	(9)	(6)	(6)	(a)
Net loss before tax	$(8)	$(5)	$(6)
Tax impact	2	1	2	Provision for income taxes
Net loss after tax	$(6)	$(4)	$(4)

Total reclassifications for the period	$(8)	$(5)	$30

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 4 - BUSINESS COMBINATIONS

Acquisitions

2020 Transactions

On December 31, 2020, the effective date of the transaction, the Company acquired 100% of the outstanding interests of Byte, a privately-held company, for approximately $1.0 billion using cash on hand. Byte is a doctor-directed, direct-to-consumer, clear aligner business. The acquisition is expected to enhance scale and accelerate the growth and profitability of the Company's combined clear aligners business.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Byte acquisition for the year ended December 31, 2020 were as follows:

(in millions)

Cash and cash equivalents	$13
Current assets	15
Intangible assets	416
Current liabilities	(32)
Long-term assets (liabilities), net	2
Net assets acquired	414
Goodwill	631
Purchase consideration	$1,045

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, which resulted in the recording of $631 million in goodwill. The amount of goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company, including alignment with the Company’s existing clear aligner business, and is deductible for tax purposes. Final consideration is subject to a post-closing adjustment for the change in working capital to the date of closing, which is expected to be completed by the end of the first quarter of 2021. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Non-compete agreements	$16	5
Technology know-how	210	10
Tradenames and trademarks	190	20
Total	$416

The results of operations for this business upon the effective date of the transaction have been included in the accompanying financial statements. These results, as well as the historical results for the Byte business for the both the years ended December 31, 2020 and 2019, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe this acquisition represents a material transaction requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

2018 Transactions

On May 1, 2018, the Company acquired all of the outstanding shares of privately held OraMetrix, Inc. for $120 million, with an additional payment totaling $30 million, subject to meeting certain earn-out provisions. During the year ended December 31, 2019, the Company paid the earn-out provision. OraMetrix specializes in orthodontic treatment planning software, wire bending, and clear aligner manufacturing and is headquartered in Richardson, Texas. The Company recorded $58 million in goodwill related to the fair value of assets acquired and liabilities assumed and the consideration given for the acquisition. The purchase price has been assigned on the basis of the fair values of assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Customer relationships	$18	15
Developed technology and patents	65	15
Tradenames and trademarks	14	Indefinite
Total	$97

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

Acquisition-related costs incurred for the year ended December 31, 2020 were $16 million, consisting primarily of legal and professional fees in relation to the Byte acquisition, and are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Acquisition-related costs were immaterial for the years ended December 31, 2019 and 2018.

Investment in Affiliates

During the three months ended December 31, 2020, the Company paid $45 million for a minority ownership position in a privately-held dental services company. The investment is recorded as an equity-method investment and recorded in Other non-current assets, net in the Consolidated Balance Sheets. The Company's share of earnings from this investment, which are immaterial to the year ended December 31, 2020, are included in the Other income and expense line item within the Consolidated Statements of Operations.

During the year ended December 31, 2018, the Company sold its direct investment in DIO Corporation, which resulted in a gain of $44 million was recorded in Other expense (income), net in the Consolidated Statements of Operations.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s two operating segments are organized primarily by product and generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating segments also comprise the Company’s reportable segments in accordance with how the Company’s chief operating decision-maker regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

The Company evaluates performance of the segments based on the net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

A description of the products and services provided within each of the Company’s two reportable segments is provided below.

Technologies & Equipment

This segment is responsible for the design, manufacture, and sales of the Company’s Dental Technology and Equipment Products and Healthcare Consumable Products. These products include dental implants, CAD/CAM systems, orthodontic clear aligners products, imaging systems, treatment centers, instruments, as well as consumable medical device products.

Consumables

This segment is responsible for the design, manufacture, and sales of the Company’s Dental Consumable Products which include preventive, restorative, endodontic, and dental laboratory products.

The Company’s segment information for the years ended December 31 was as follows:

Net Sales	Year Ended December 31,
(in millions)	2020	2019	2018

Technologies & Equipment	$1,961	$2,283	$2,168
Consumables	1,381	1,746	1,818
Total net sales	$3,342	$4,029	$3,986

Depreciation and Amortization	Year Ended December 31,
(in millions)	2020	2019	2018

Technologies & Equipment	$261	$258	$238
Consumables	61	54	91
All Other (a)	12	11	2
Total	$334	$323	$331
(a) Includes amounts recorded at Corporate headquarters.

Segment Adjusted Operating Income	Year Ended December 31,
(in millions)	2020	2019	2018

Technologies & Equipment (a)	$387	$467	$312
Consumables (a)	314	440	462
Segment adjusted operating income	$701	$907	$774

Reconciling items (income) expense:
All other (a) (b)	281	269	220
Goodwill impairment	157	—	1,086
Restructuring and other costs	77	81	221
Interest expense	48	30	37
Interest income	(1)	(2)	(2)
Other expense (income), net	1	(12)	(35)
Amortization of intangible assets	192	189	198
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	6	7	7
(Loss) income before income taxes	$(60)	$345	$(958)
(a) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $38 million in 2019 and $36 million in 2018, have been reclassified to the “All other” category to conform to current year presentation and our internal reporting to our Chief Operating Decision Maker package ("CODM"). These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Capital Expenditures	Year Ended December 31,
(in millions)	2020	2019	2018

Technologies & Equipment	$50	$73	$126
Consumables	26	34	43
All Other (a)	11	16	14
Total	$87	$123	$183
(a) Includes capital expenditures of Corporate headquarters.

Assets	Year Ended December 31,
(in millions)	2020	2019

Technologies & Equipment	$7,014	$5,927
Consumables	2,172	2,443
All Other (a)	156	233
Total	$9,342	$8,603
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2020, 2019, and 2018. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in millions)	United States	Germany	Sweden	Other Foreign	Consolidated

2020
Net sales	$1,109	$439	$53	$1,741	$3,342
Property, plant, and equipment, net	145	337	110	199	791

2019
Net sales	$1,375	$478	$56	$2,120	$4,029
Property, plant, and equipment, net	168	327	99	208	802

2018
Net sales	$1,270	$494	$55	$2,167	$3,986
Property, plant, and equipment, net	211	340	99	221	871

Product and Customer Information

Net sales by product category were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018

Dental technology and equipment products	$1,674	$2,005	$1,897
Dental consumables products	1,337	1,688	1,740
Healthcare consumable products	331	336	349
Total net sales	$3,342	$4,029	$3,986

Dental Technology and Equipment Products

Dental technology products consist of basic and high-tech dental equipment such as treatment centers, imaging equipment, dental handpieces and computer aided design and machining "CAD/CAM" systems equipment for dental practitioners. The product category also includes high-tech and state-of-art dental implants and related scanning equipment and treatment software, orthodontic clear aligner products and appliances for dental practitioners and specialists. The Company offers the broadest line of products to fully outfit a dental practitioner’s office.

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

Dental Consumable Products

Dental consumable products consist of value-added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

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

Concentration Risk

For the year ended December 31, 2020, two customers each accounted for approximately 14% and 10% of consolidated net sales. At December 31, 2020, one customer accounted for approximately 18% of the consolidated accounts receivable balance. For the year ended December 31, 2019, one customer accounted for approximately 13% of consolidated net sales. At December 31, 2019, two customers accounted for approximately 12% and 17% of the consolidated accounts receivable balance. For the year ended December 31, 2018, one customer accounted for approximately 10% of consolidated net sales. At December 31, 2018, two customers accounted for approximately 10% and 13% of the consolidated accounts receivable balance. For the years ended December 31, 2020, 2019, and 2018, third party export sales from the U.S. were less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018

Foreign exchange transaction (gain) loss	$(13)	$(27)	$6
Other expense (income), net	14	15	(41)
Total other expense (income), net	$1	$(12)	$(35)

NOTE 7 - INVENTORIES, NET

Inventories, net of inventory valuation reserves, were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Finished goods	$264	$356
Work-in-process	68	83
Raw materials and supplies	134	123
Inventories, net	$466	$562

The Company’s inventory valuation reserve was $117 million and $85 million at December 31, 2020 and 2019, respectively. The increase in the inventory reserve is primarily due to the full year 2020 restructuring plans, see Note 17, Restructuring and Other Costs.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Assets, at cost:
Land	$54	$52
Buildings and improvements	595	554
Machinery and equipment	1,414	1,327
Construction in progress	120	102
	$2,183	$2,035
Less: Accumulated depreciation	1,392	1,233
Property, plant and equipment, net	$791	$802

NOTE 9 - LEASES

The Company leases real estate, automobiles and equipment under various operating and finance leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate, based on the information available, at commencement of the lease to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Beginning January 1, 2019, any new real estate and equipment operating lease agreements with lease and non-lease components, were accounted for as a single lease component; auto leases were accounted for as separate lease components.

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

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2020	2019

Assets
Finance leases	Property, plant, and equipment, net	$1	$1
Operating leases	Operating lease right-of-use assets, net	176	159
Total right-of-use assets		$177	$160

Liabilities
Current liabilities
Operating leases	Accrued liabilities	$48	$44
Noncurrent liabilities
Finance leases	Long-term debt	1	1
Operating leases	Operating lease liabilities	130	120
Total lease liabilities		$179	$165

Supplemental information:
Weighted-average discount rate
Finance leases		3.7%	3.6%
Operating leases		3.0%	2.9%

Weighted-average remaining lease term in years
Finance leases		6.5	7.0
Operating leases		5.2	5.3

The lease cost recognized in the Consolidated Statements of Operations for the year ended December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019

Operating lease cost	$57	$55
Short-term lease cost	1	1
Variable lease cost	9	10
Total lease cost	$67	$66

The contractual maturity dates of the remaining lease liabilities for the year ended December 31, 2020 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2021	$—	$52	$52
2022	—	41	41
2023	—	31	31
2024	—	22	22
2025	—	14	14
2026 and beyond	1	34	35
Total lease payments	$1	$194	$195
Less imputed interest	—	16	16
Present value of lease liabilities	$1	$178	$179

The supplemental cash flow information for the year ended December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$56	$53

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$43	$35

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

2020 Annual Goodwill Impairment Testing

The Company performed the required annual impairment tests of goodwill at April 30, 2020 on its five reporting units. To determine the fair value of these reporting units, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows for each of the reporting units were discounted using rates ranging between 9.0% to 11.5%. Further, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The revenue growth rate assumptions were developed in consideration of future expectations which include, but were not limited to, distribution channel changes, impact from competition, and new product development changes for these reporting units. The Company also considered the current and projected market and economic conditions amid the ongoing COVID-19 pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. As a result of the annual tests of goodwill performed at April 30, 2020, no impairment was identified.

The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows. For this reason, in conjunction with the annual test, the Company applied a hypothetical sensitivity analysis to its reporting units. If the discount rate of these reporting units had been hypothetically increased by 100 basis points at April 30, 2020, or, in a separate test, each reporting unit were subject to a 10% hypothetical reduction in fair value, it is noted that the Implants reporting unit within the Company's Technologies & Equipment segment would have a fair value that would approximate book value. For the Equipment & Instruments reporting unit that recorded goodwill impairment at March 31, 2020 as described below, the implied fair value continues to approximate net book value at April 30, 2020, and therefore this reporting unit is sensitive to any unfavorable change in assumptions. Goodwill associated with the Implants and Equipment & Instruments reporting units was $1,232 million and $292 million, respectively as of December 31, 2020.

During the time subsequent to the annual evaluation, and at December 31, 2020, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's assessment that no such events have occurred. A change in any of the estimates and assumptions used in the annual test, as well as further unfavorable changes in the ongoing COVID-19 pandemic, a decline in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill impairment testing will not result in a material charge to earnings.

2020 Annual Indefinite-Lived Intangibles Impairment Testing

The Company also assessed the annual impairment of indefinite-lived intangible assets at April 30, 2020, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. As a result of the annual impairment test of indefinite-lived intangible assets, no impairment was identified. The Company applied a hypothetical sensitivity analysis. With the exception of the previously impaired intangible assets, it was noted that is the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these assets would still exceed their book value. For the indefinite-lived intangible assets that were previously impaired at March 31, 2020 as described below, which are comprised of certain tradenames and trademarks related to the Equipment & Instruments reporting unit, the implied fair values continue to approximate net book values at April 30, 2020 and are therefore sensitive to any unfavorable changes in assumptions. At December 31, 2020, the remaining indefinite-lived tradenames and trademarks related to the Equipment & Instruments reporting unit was $82 million, of which one business unit in the Equipment & Instruments reporting unit makes up a significant portion of the balance.

Should the Company’s analysis in the future indicate additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a decline in the use of the tradenames and trademarks, any of which could have a negative material impact to the implied fair values and could result in a future impairment to the carrying value of the indefinite-lived intangible assets. There can be no assurance that the Company’s future indefinite-lived intangible asset impairment testing will not result in a material charge to earnings.

March 31, 2020 Impairment

In the first quarter of 2020, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for four of the Company’s five reporting units containing a goodwill balance as of March 31, 2020. The Company had experienced a meaningful decrease in customer demand for its products as a result of stay-at-home orders, travel restrictions, and social distancing guidelines set forth by governmental authorities throughout the world in response to the COVID-19 pandemic. These actions meaningfully impacted end-user demand for routine dental procedures in most of the Company's markets. The Company updated its future forecasted revenues, operating margins, and discount rates for all four of the reporting units which were impacted by the continuing pandemic. Based on the Company's best estimates and assumptions at March 31, 2020, the Company believed forecasted future revenue growth related to the Equipment & Instruments reporting unit will experience an extended recovery period in returning to the pre-COVID-19 levels. The Company believed that dental practitioners will focus their initial post-COVID-19 equipment spending on products that deliver short-term revenue gains for their practices before replacing the Imaging, Treatment Center, and Instruments products that comprise the Equipment & Instruments reporting unit. After this extended recovery period, the Company expects the growth rates of the Equipment & Instruments reporting unit to return to pre-COVID-19 levels.

To determine the fair value of each of the four reporting units for which a triggering event was concluded to exist, the Company used a discounted cash flow model consistent with the valuation approach described above for the annual impairment test, and utilized discount rates for each of the reporting units which ranged between 9.5% to 11.5%.

As a result of these models which included updates to the estimates and assumptions resulting from the ongoing COVID-19 pandemic the Company determined that the goodwill associated with the Equipment & Instruments reporting unit was impaired and recorded an impairment charge of $157 million. This reporting unit is within the Technologies & Equipment segment. Based on the quantitative assessments performed for the three other reporting units, the Company believed that its adjusted long-term forecasted cash flows did not indicate that the fair value of these reporting units may be below their carrying value.

Additionally, the Company also concluded in the first quarter of 2020 that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event also existed for all but two of the Company’s indefinite-lived intangible assets as of March 31, 2020. In preparing the financial statements for the three months ended March 31, 2020 in conjunction with the goodwill impairment, the Company tested the indefinite-lived intangible assets related to the businesses within the four reporting units for impairment. The Company performed impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applied significant judgment to determine key assumptions, including royalty rates, and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. The first quarter impairment test resulted in an impairment charge of $39 million related to certain tradenames and trademarks related to the Equipment & Instruments reporting unit.

This impairment charge was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rates. The Company utilized discount rates ranging from 10.0% to 17.5%. The assumptions and estimates used in determining the fair value of the indefinite-lived intangible assets contain uncertainties and any changes to these assumptions and estimates, including unfavorable changes related to the COVID-19 pandemic, could have a negative impact and result in a material future impairment charge to the Company's results of operations. Based on the quantitative assessments performed for the indefinite-lived intangible assets related to the businesses in the three other reporting units, the Company believed that its adjusted long-term forecasted cash flows did not indicate that the fair value of the indefinite-lived intangible assets may be below their carrying value.

2019 Annual Goodwill Impairment Testing

Effective January 1, 2019, the Company realigned certain businesses between segments resulting in a change from eleven reporting units to five. As a result, the Company transferred goodwill between segments due to these changes. Affected reporting units, including the CAD/CAM and Treatment Center reporting units in the Technologies & Equipment segment, were tested for potential impairment of goodwill before the transfers. No goodwill impairment was identified due to the realignment. The Company further performed the required annual impairment tests of goodwill at April 30, 2019 on all five reporting units. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s goodwill.

2019 Indefinite-Lived Intangibles Impairment

During the three months ended March 31, 2019, the Company impaired $5 million of product tradenames and trademarks within the Technologies & Equipment segment. The impairment was the result of a change in forecasted sales related to the divestitures of non-strategic product lines. The Company further assessed the annual impairment of the remaining indefinite-lived intangible assets at April 30, 2019, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s indefinite-lived intangible assets.

2018 Goodwill Impairment

In connection with the April 30, 2018 annual impairment test of goodwill the Company determined that the goodwill associated with the CAD/CAM, Imaging, and Orthodontics businesses, all within the Technologies & Equipment segment, was impaired. As a result, the Company recorded a goodwill impairment charge of $1,086 million. The 2018 goodwill impairment charges were driven by lower than expected sales growth and operating margins, in turn driven by transition of distribution relationships for the equipment businesses and increased price competition.

2018 Indefinite-Lived Intangibles Impairment

As a result of the annual impairment tests of indefinite-lived intangible assets as of April 30, 2018, the Company previously recorded an impairment charge of $179 million in the twelve months ended December 31, 2018 which was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The impaired indefinite-lived intangible assets were tradenames and trademarks related to the CAD/CAM, Imaging, and Instrument businesses. The impairment charge was primarily driven by a decline in forecasted sales resulting from increased competition and the impact of low-cost competitive products.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2018	$2,545	$886	$3,431
Acquisition activity	3	—	3
Divestiture of business	(4)	—	(4)
Effect of exchange rate changes	(28)	(5)	(33)
Balance at December 31, 2019	$2,516	$881	$3,397
Acquisition activity	631	—	631
Impairment	(157)	—	(157)
Effect of exchange rate changes	102	13	115
Balance at December 31, 2020	$3,092	$894	$3,986

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	Year Ended December 31,
	2020			2019
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,985	$(2,893)	$3,092	$5,253	$(2,737)	$2,516
Consumables	894	—	894	881	—	881
Total effect of cumulative impairment	$6,879	$(2,893)	$3,986	$6,134	$(2,737)	$3,397

Identifiable definite-lived and indefinite-lived intangible assets at were as follows:

	Year Ended December 31,
	2020			2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$1,681	$(677)	$1,004	$1,371	$(518)	$853
Tradenames and trademarks	273	(70)	203	79	(63)	16
Licensing agreements	37	(30)	7	36	(28)	8
Customer relationships	1,142	(494)	648	1,070	(399)	671
Total definite-lived	$3,133	$(1,271)	$1,862	$2,556	$(1,008)	$1,548

Indefinite-lived tradenames and trademarks	$642	$—	$642	$628	$—	$628

Total identifiable intangible assets	$3,775	$(1,271)	$2,504	$3,184	$(1,008)	$2,176

Amortization expense for identifiable definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $192 million, $190 million and $198 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding calendar years is $216 million, $215 million, $217 million, $219 million and $223 million for 2021, 2022, 2023, 2024 and 2025, respectively.

NOTE 11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Prepaid expenses	$79	$81
Accrued value-added tax on purchases	36	46
Deposits	33	40
Other current assets	66	84
Prepaid expenses and other current assets	$214	$251

NOTE 12 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Payroll, commissions, bonuses, other cash compensation and employee benefits	$142	$179
Sales and marketing programs	21	17
Reserve for dealer rebates	134	125
Restructuring costs	31	28
Accrued vacation and holidays	41	37
Professional and legal costs	33	36
Current portion of derivatives	32	3
General insurance	12	12
Warranty liabilities	18	18
Third party royalties	11	11
Deferred income	41	29
Accrued interest	13	11
Accrued property taxes	13	11
Current operating lease liabilities	48	44
Other	63	68
Accrued liabilities	$653	$629

NOTE 13 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt was as follows:

	Year Ended December 31,
	2020		2019
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Other short-term loans	$3	1.9%	$2	3.7%
Add: Current portion of long-term debt	296		—
Total short-term debt	$299		$2

Maximum month-end short-term debt outstanding during the year	$299		$148
Average amount of short-term debt outstanding during the year	95		50
Weighted-average interest rate on short-term debt at year-end		1.9%		3.7%
Short-Term Borrowings

The Company has access to a $700 million multi-currency revolving credit facility ("2018 Credit Facility") through July 28, 2024. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. The credit facility serves as a back-stop facility for the Company's commercial paper program.
The Company has a $500 million commercial paper facility. As of December 31, 2020 and 2019, the Company had no outstanding borrowings under this commercial paper facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2020 was $2 million.
In response to the COVID-19 pandemic, the Company took the following actions during the year ended December 31, 2020 to strengthen its liquidity and financial flexibility:

•On April 9, 2020, the Company entered into a $310 million 364-day revolving credit facility with a maturity date of April 8, 2021. The 364-day revolving credit facility mirrors the original five-year facility in all major respects and is unsecured. As of December 31, 2020 there were no outstanding borrowings under this facility.

•On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 Credit Facility. The Company had previously not drawn down any sums under this facility. The borrowings incurred interest at the rate of adjusted LIBOR plus 1.25%. The Company subsequently repaid the $700 million revolver borrowing on May 26, 2020.

•On May 26, 2020, the Company issued $750 million of senior unsecured notes with a final maturity date of June 1, 2030 at a semi-annual coupon rate of 3.25%. The net proceeds were $748 million, net of discount of $2 million. Issuance fees totaled $6 million. The Company paid $31 million to settle the $150 million notional Treasury Rate Lock ("T-Lock") contract which partially hedged the interest rate risk of the note issuance, see Note 18, Financial Instruments and Derivatives. This cost will be amortized over the ten-year life of the notes. The proceeds were used to repay the $700 million borrowed against the 2018 Credit Facility and the remaining proceeds will be used for working capital and other general corporate purposes.

•Various other credit facilities:

◦On May 5, 2020, the Company entered into a 40 million euro 364-day revolving credit facility with a maturity date of April 30, 2021. As of December 31, 2020 there were no outstanding borrowings under this facility.
◦On May 12, 2020 the Company entered into a 30 million euro 364-day revolving credit facility with a maturity date of May 6, 2021. As of December 31, 2020 there were no outstanding borrowings under this facility.

◦On June 11, 2020, the Company entered into a 3.3 billion Japanese yen 364-day revolving credit facility with a maturity date of June 11, 2021. As of December 31, 2020 there were no outstanding borrowings under this facility.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company.

Long-Term Debt

Long-term debt was as follows:

	Year Ended December 31,
	2020		2019
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Fixed rate senior notes $450 million due August 2021	$296	4.1%	$296	4.1%
Private placement notes 70 million euros due October 2024	85	1.0%	78	1.0%
Private placement notes 25 million Swiss franc due December 2025	28	0.9%	26	0.9%
Private placement notes 97 million euros due December 2025	118	2.1%	109	2.1%
Private placement notes 26 million euros due February 2026	32	2.1%	29	2.1%
Private placement notes 58 million Swiss franc due August 2026	65	1.0%	60	1.0%
Private placement notes 106 million euros due August 2026	129	2.3%	119	2.3%
Private placement notes 70 million euros due October 2027	85	1.3%	78	1.3%
Private placement notes 8 million Swiss franc due December 2027	8	1.0%	8	1.0%
Private placement notes 15 million euros due December 2027	18	2.2%	17	2.2%
Private placement notes 140 million Swiss franc due August 2028	158	1.2%	145	1.2%
Private placement notes 70 million euros due October 2029	85	1.5%	78	1.5%
Fixed rate senior notes 750 million due June 2030	750	3.3%	—	—%
Private placement notes 70 million euros due October 2030	85	1.6%	78	1.6%
Private placement notes 45 million euros due February 2031	55	2.5%	51	2.5%
Private placement notes 65 million Swiss franc due August 2031	73	1.3%	67	1.3%
Private placement notes 12.6 billion Japanese yen due September 2031	122	1.0%	116	1.0%
Private placement notes 70 million euros due October 2031	85	1.7%	79	1.7%
Other borrowings, various currencies and rates	7		4
	$2,284		$1,438
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	296		—
Less: Long-term portion of deferred financing costs	10		5
Long-term portion	$1,978		$1,433

At December 31, 2020, the Company had $1,173 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2020, the Company was in compliance with all debt covenants.

The table below reflects the contractual maturity dates of the various long-term borrowings as follows:

(in millions)	December 31, 2020
2021	$296
2022	3
2023	—
2024	86
2025	147
2025 and beyond	1,752
$2,284

NOTE 14 - EQUITY

At December 31, 2020, the Company had authorization to purchase $1.0 billion in shares of common stock under the share repurchase program and has $350 million remaining under this program. Share repurchases will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. For the years ended December 31, 2020, 2019 and 2018, the Company repurchased outstanding shares of common stock at a cost of $140 million, $260 million and $250 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company received proceeds of $11 million, $109 million and $28 million, respectively, primarily as a result of stock options exercised in the amount of 0.3 million, 2.7 million and 1.0 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2017	264.5	(37.7)	226.8
Shares of treasury stock issued	—	1.6	1.6
Repurchase of common stock at an average cost of $45.92	—	(5.4)	(5.4)

Balance at December 31, 2018	264.5	(41.5)	223.0
Shares of treasury stock issued	—	3.1	3.1
Repurchase of common stock at an average cost of $54.18	—	(4.8)	(4.8)

Balance at December 31, 2019	264.5	(43.2)	221.3
Shares of treasury stock issued	—	1.1	1.1
Repurchase of common stock at an average cost of $38.25	—	(3.7)	(3.7)
Balance at December 31, 2020	264.5	(45.8)	218.7

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, RSUs and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. For each restricted stock and RSU issued, it is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2020 is 25 million.

Total stock based compensation expense and the tax related benefit were as follows:

	Year End December 31,
(in millions)	2020	2019	2018

Stock option expense	$7	$7	$7
RSU expense	39	58	13
Total stock based compensation expense	$46	$65	$20

Related deferred income tax benefit	$5	$8	$2

For the years ended December 31, 2020, 2019, and 2018, $45 million, $63 million and $18 million, respectively, was recorded in Selling, general and administrative expense and $1 million, $2 million and $1 million, respectively, was recorded in Cost of products sold. For the year ended December 31, 2018, the Company recorded $1 million in Restructuring and other costs in the Consolidated Statements of Operations.

There were 1.3 million non-qualified stock options unvested at December 31, 2020. The remaining unamortized compensation cost related to non-qualified stock options is $8 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years. The unamortized compensation cost related to RSUs is $70 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 2.1 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year End December 31,
	2020	2019	2018

Weighted average fair value per share	$10.03	$12.20	$12.38
Expected dividend yield	0.84%	0.71%	0.64%
Risk-free interest rate	0.77%	2.36%	2.72%
Expected volatility	24.0%	22.6%	19.7%
Expected life (years)	5.49	6.00	6.07

The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $3 million, $37 million and $22 million, respectively.

The total fair value of shares vested for the years ended December 31, 2020, 2019 and 2018 was $54 million, $44 million and $48 million, respectively.

The NQSO transactions for the year ended December 31, 2020 were as follows:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2019	3.8	$50.02	$28	2.7	$48.85	$23
Granted	0.7	47.84
Exercised	(0.3)	39.59
Cancelled	(0.2)	56.21
December 31, 2020	4.0	$50.01	$17	2.7	$50.28	$12

The weighted average remaining contractual term of all outstanding options is 5.3 years and the weighted average remaining contractual term of exercisable options is 3.9 years.

Information about NQSOs outstanding for the year ended December 31, 2020 were as follows:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

30.01	-	40.00	0.4	1.5	$37.54	0.4	$37.55
40.01	-	50.00	2.0	6.3	46.83	0.9	45.22
50.01	-	60.00	1.2	4.8	54.82	1.0	54.69
60.01	-	70.00	0.4	5.2	62.26	0.4	62.25
			4.0	5.3	$50.01	2.7	$50.28

The unvested RSU transactions for the year ended December 31, 2020 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2019	4.5	$47.79
Granted	1.0	49.40
Vested	(0.9)	49.74
Forfeited	(0.4)	46.16
Unvested at December 31, 2020	4.2	$47.29

NOTE 15 - INCOME TAXES

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018

United States	$(109)	$(110)	$(279)
Foreign	49	455	(679)
	$(60)	$345	$(958)

The components of the provision (benefit) for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018

Current:
U.S. federal	$(5)	$(11)	$10
U.S. state	1	1	3
Foreign	91	129	102
Total	$87	$119	$115

Deferred:
U.S. federal	$—	$(2)	$46
U.S. state	(2)	2	(3)
Foreign	(62)	(37)	(105)
Total	$(64)	$(37)	$(62)

	$23	$82	$53

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
	2020	2019	2018

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	2.3	0.7	(0.1)
Federal benefit of R&D and foreign tax credits	15.8	(2.0)	1.0
US other permanent differences	(5.6)	0.8	(0.1)
Tax effect of international operations	4.7	0.4	1.4
Global Intangible Low Taxed Income (GILTI)	(10.9)	3.7	(1.1)
Foreign Derived Intangible Income (FDII)	9.9	(0.1)	—
Net effect of tax audit activity	(6.9)	0.4	(1.0)
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	(0.2)	0.1	0.3
Federal tax on unremitted earnings of certain foreign subsidiaries	(4.6)	0.1	(0.1)
Valuation allowance adjustments	(12.9)	(1.3)	(5.7)
U.S. tax reform - net impacts	—	—	0.4
Tax effect of impairment of goodwill and intangibles	(51.0)	(0.2)	(22.2)
Other	0.1	0.2	0.7

Effective income tax rate on operations	(38.3%)	23.8%	(5.5%)

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020		2019
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$8	$—	$11	$—
Employee benefit accruals	58	—	56	—
Inventory	25	—	15	—
Identifiable intangible assets	—	613	—	631
Insurance premium accruals	3	—	3	—
Miscellaneous accruals	11	—	21	—
Other	11	—	—	2
Unrealized losses included in AOCI	98	—	46	—
Property, plant and equipment	—	50	—	50
Lease right-of-use asset	—	42	—	39
Lease right-of-use liability	42	—	40	—
Product warranty accruals	1	—	1	—
Foreign tax credit and R&D carryforward	60	—	73	—
Restructuring and other cost accruals	9	—	4	—
Sales and marketing accrual	7	—	6	—
Taxes on unremitted earnings of foreign subsidiaries	—	6	—	3
Tax loss carryforwards and other tax attributes	280	—	269	—
Subtotal	$613	$711	$545	$725
Valuation allowances	(287)	—	(288)	—
Total	$326	$711	$257	$725

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

(in millions)	2020	2019

Assets
Other noncurrent assets, net	$8	$12
Liabilities
Deferred income taxes	$393	$480

The Company has $57 million of foreign tax credit carryforwards at December 31, 2020, of which $8 million will expire in 2024, $39 million will expire in 2025, and $10 million will expire at various times from 2027 through 2030.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1,278 million at December 31, 2020, of which $1,025 million expires at various times through 2040 and $253 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2020 are tax benefits totaling $232 million, before valuation allowances, for the tax loss carryforwards. In addition the Company has recorded a deferred tax asset of $48 million, related to tax attributes.

The Company has recorded $214 million of valuation allowance to offset the tax benefit of net operating losses, $57 million to offset the tax benefit of foreign tax credits, and $16 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

The Company has provided $6 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2020 is approximately $31 million, of this total, approximately $30 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $6 million. Of this approximately $5 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate.

The total amount of accrued interest and penalties were $4 million and $3 million at December 31, 2020 and 2019, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. During the years ended December 31, 2020 and 2018, the Company recognized income tax expense of $2 million and $1 million respectively, related to interest and penalties. During the year ended December 31, 2019, the Company recognized income tax benefit of $2 million related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Germany, Sweden and Switzerland. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012 and 2013 and 2015 and 2016. For further information on the Internal Revenue Service (“IRS”) Audit, see Note 20, Commitments and Contingencies. The tax years 2014 through 2019 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2014 and is currently under audit for the years 2015 through 2017. The tax year 2018 is subject to future potential audit adjustments in Germany. The taxable years that remain open for Sweden are 2013 through 2019. For information related to Sweden, see Note 20, Commitments and Contingencies. The taxable years that remain open for Switzerland are 2010 through 2019.

The activity recorded for unrecognized tax benefits were as follows:

(in millions)	2020	2019	2018

Unrecognized tax benefits at beginning of period	$24	$28	$21
Gross change for prior-period positions	1	—	8
Gross change for current year positions	1	—	—
Decrease due to settlements and payments	—	(4)	—
Decrease due to statute expirations	—	—	—
Increase due to effect of foreign currency translation	1	—	—
Decrease due to effect from foreign currency translation	—	—	(1)

Unrecognized tax benefits at end of period	$27	$24	$28

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

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,807 million at December 31, 2020 and $1,575 million at December 31, 2019. The Act imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

For the GILTI provision of the Act, the Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

The U.S. Department of the Treasury continues to issue interpretative guidance and regulations associated with the Act.

In March 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the globe, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. In December 2020, the U.S. Congress passed a second relief package, Consolidated Appropriations Act, 2021. The enactment period impacts to the Company were immaterial to income tax expense.

NOTE 16 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings (the "Plan"), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company makes a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $36 million, $35 million and $35 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company predominantly derives its discount rates by applying the specific spot rates along the yield curve to the relevant projected cash flows; or, in markets where there is an absence of a sufficiently deep corporate bond market, it uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. For the large defined benefits pension plans, the Company uses a spot rate approach for the estimation of the Service Cost and Interest Cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows.

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2020 include a $31 million actuarial loss primarily attributable to the change in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans.

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2019 include a $68 million actuarial loss primarily attributable to the change in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans. The changes also include a $2 million actuarial gain due to demographic assumption changes and a $13 million actuarial loss due to plan experience different than anticipated.

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

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Change in Benefit Obligation
Benefit obligation at beginning of year	$578	$512
Service cost	16	14
Interest cost	5	8
Participant contributions	4	4
Actuarial losses (gains)	31	79
Effect of exchange rate changes	59	(7)
Plan curtailments and settlements	(1)	(23)
Benefits paid	(17)	(9)
Benefit obligation at end of year	$675	$578

Change in Plan Assets
Fair value of plan assets at beginning of year	$185	$173
Actual return on assets	9	24
Plan settlements	—	(23)
Effect of exchange rate changes	17	2
Employer contributions	15	14
Participant contributions	4	4
Benefits paid	(17)	(9)
Fair value of plan assets at end of year	$213	$185

Funded status at end of year	$(462)	$(393)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2020	2019

Deferred tax asset	Other noncurrent assets, net	$49	$40
Total assets		$49	$40

Current liabilities	Accrued liabilities	(10)	(9)
Other noncurrent liabilities	Other noncurrent liabilities	(452)	(384)
Deferred tax liability	Deferred income taxes	(1)	(1)
Total liabilities		$(463)	$(394)

Accumulated other comprehensive income	Accumulated other comprehensive loss	139	113
Net amount recognized		$(275)	$(241)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Net actuarial loss	$191	$156
Net prior service cost	(4)	(4)
Before tax AOCI	$187	$152
Less: Deferred taxes	48	39
Net of tax AOCI	$139	$113

Information for pension plans with a projected or accumulated benefit obligation in excess of plan assets were as follows:

	Year Ended December 31,
(in millions)	2020	2019

Projected benefit obligation	$484	$398
Accumulated benefit obligation	455	371
Fair value of plan assets	26	8

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in Consolidated
(in millions)	2020	2019	2018	Statements of Operations

Service cost	$6	$6	$6	Cost of products sold
Service cost	10	8	10	Selling, general and administrative expenses
Interest cost	5	8	7	Other expense (income), net
Expected return on plan assets	(4)	(5)	(5)	Other expense (income), net
Amortization of prior service credit	(1)	(1)	—	Other expense (income), net
Amortization of net actuarial loss	9	6	6	Other expense (income), net
Curtailment and settlement (gains) loss	—	6	(1)	Other expense (income), net
Net periodic benefit cost	$25	$28	$23

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018

Net actuarial loss (gain)	$43	$53	$(6)
Net prior service cost (credit)	—	—	(3)
Amortization	(9)	(5)	(6)
Total recognized in AOCI	$34	$48	$(15)
Total recognized in net periodic benefit cost and AOCI	$59	$76	$8

Assumptions

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2020	2019	2018

Interest crediting rate	1.3%	1.3%	1.5%
Discount rate	0.6%	1.0%	1.8%
Rate of compensation increase	2.4%	2.5%	2.5%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2020	2019	2018

Interest crediting rate	1.3%	1.3%	1.5%
Discount rate	1.0%	1.8%	1.6%
Expected return on plan assets	2.3%	2.9%	2.9%
Rate of compensation increase	2.5%	2.5%	2.5%
Measurement date	12/31/2020	12/31/2019	12/31/2018

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2020 and 2019 is presented in the table below by asset category. Approximately 75% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$16	$16	$—	$—
Equity securities:
International	58	58	—	—
Fixed income securities:
Fixed rate bonds (a)	65	65	—	—
Other types of investments:
Mutual funds (b)	20	20	—	—
Common trusts (c)	5	—	5	—
Insurance contracts	37	—	—	37
Hedge funds	12	—	—	12
Total	$213	$159	$5	$49

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$13	$13	$—	$—
Equity securities:
International	56	56	—	—
Fixed income securities:
Fixed rate bonds (a)	55	55	—	—
Other types of investments:
Mutual funds (b)	18	18	—	—
Common trusts (c)	4	—	4	—
Insurance contracts	30	—	—	30
Hedge funds	9	—	—	9
Total	$185	$142	$4	$39
(a) This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.
(b) This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.
(c) This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

A reconciliation from December 31, 2019 to December 31, 2020 for the plan assets categorized as Level 3 were as follows:

	December 31, 2020
(in millions)	Insurance Contracts	Hedge Funds	Total

Balance at December 31, 2019	$30	$9	$39
Actual return on plan assets:
Relating to assets still held at the reporting date	3	—	3
Purchases, sales and settlements, net	—	2	2
Effect of exchange rate changes	4	1	5
Balance at December 31, 2020	$37	$12	$49

	December 31, 2019
(in millions)	Insurance Contracts	Hedge Funds	Total

Balance at December 31, 2018	$28	$7	$35
Actual return on plan assets:
Relating to assets still held at the reporting date	4	(1)	3
Purchases, sales and settlements, net	(1)	3	2
Effect of exchange rate changes	(1)	—	(1)
Balance at December 31, 2019	$30	$9	$39

Fair values for Level 3 assets are determined as follows:

Hedge Funds: The investments are valued using the net asset value provided by the administrator of the fund, which is based on the fair value of the underlying securities.

Real Estate: Investment is stated by its appraised value.

Insurance Contracts: The value of the asset represents the mathematical reserve of the insurance policies and is calculated by the insurance firms using their own assumptions.

Cash Flows

In 2021, the Company expects to make employer contributions of $17 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future were as follows:

(in millions)	Pension Benefits

2021	$22
2022	21
2023	21
2024	21
2025	23
2026-2030	121

NOTE 17 - RESTRUCTURING AND OTHER COSTS

During the year ended December 31, 2020, the Company recorded restructuring and other costs of $123 million which consists primarily of inventory write-downs of $31 million, accelerated depreciation of $14 million, severance costs of $23 million, indefinite-lived intangible asset impairment of $39 million, and other impairments of $8 million.

During the year ended December 31, 2019, the Company recorded restructuring and other costs of $128 million, which consists primarily of inventory write-downs of $20 million, accelerated depreciation of $3 million, severance costs of $37 million, fixed asset impairments of $33 million, and $9 million related to impairments of both definite-lived and indefinite-lived intangible assets.

During the year ended December 31, 2018, the Company recorded restructuring and other costs of $262 million which consists primarily of inventory write-downs of $13 million, accelerated depreciation of $11 million, severance costs of $25 million, and indefinite-lived intangible asset impairment charges of $179 million.

The details of total restructuring and other costs for the years ended 2020, 2019 and 2018 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31,
(in millions)	2020	2019	2018

Cost of products sold	$44	$25	$21
Selling, general, and administrative expenses	2	23	15
Restructuring and other costs	77	81	226
Other income and expenses	—	(1)	—
Total restructuring and other costs	$123	$128	$262

In November 2018, the Board of Directors of the Company approved a plan to restructure the Company’s business to support revenue growth and margin expansion and to simplify the organization. In July 2020, the Board of Directors of the Company approved an expansion of this plan that further optimizes the Company’s product portfolio and reduces operating expenses. The Company had initially anticipated one-time expenditures and charges of approximately $275 million. The program expansion is expected to result in total charges of approximately $375 million. There can be no assurance that the cost reductions and results will be achieved.

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $70 million to $80 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. During the year ended December 31, 2020, the Company recorded expenses of approximately $59 million related to these actions which consists primarily of inventory write-downs of approximately $31 million, accelerated depreciation of approximately $14 million, and severance costs of approximately $9 million. These expenses are included in the above table.

The Company's restructuring accruals at December 31, 2020 were as follows:

	Severance
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$7	$20	$—	$27
Provisions and adjustments	2	2	28	32
Amounts applied	(4)	(8)	(9)	(21)
Change in estimates	—	(7)	(2)	(9)
Balance at December 31, 2020	$5	$7	$17	$29

	Other Restructuring Costs
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$3	$—	$—	$3
Provisions and adjustments	—	1	3	4
Amounts applied	—	(1)	(1)	(2)
Balance at December 31, 2020	$3	$—	$2	$5

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2019	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2020

Technologies & Equipment	$19	$16	$(12)	$(7)	$16
Consumables	11	16	(8)	(2)	17
All Other	—	4	(3)	—	1
Total	$30	$36	$(23)	$(9)	$34

The Company's restructuring accruals at December 31, 2019 were as follows:

	Severances
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$27	$16	$—	$43
Provisions and adjustments	4	1	31	36
Amounts applied	(22)	(12)	(9)	(43)
Change in estimates	(7)	—	(2)	(9)
Balance at December 31, 2019	$2	$5	$20	$27

	Other Restructuring Costs
(in millions)	2017 and Prior Plans	2018 Plans	2019 Plans	Total

Balance at December 31, 2018	$3	$—	$—	$3
Provisions and adjustments	2	1	3	6
Amounts applied	(2)	(1)	(3)	(6)
Balance at December 31, 2019	$3	$—	$—	$3

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2018	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2019

Technologies & Equipment (a)	$33	$24	$(33)	$(5)	$19
Consumables (a)	13	17	(15)	(4)	11
All Other	—	1	(1)	—	—
Total	$46	$42	$(49)	$(9)	$30

NOTE 18 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company has utilized interest rate swaps to convert variable rate debt to fixed rate debt. The Company does not hold derivative instruments for trading or speculative purposes.

Derivative Instruments
The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes, by derivative instrument type at December 31, 2020 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Cash Flow Hedges
Foreign exchange forward contracts	$369	$281
Total derivative instruments designated as cash flow hedges	$369	$281

Hedges of Net Investments
Cross currency basis swaps	$322	322
Total derivative instruments designated as hedges of net investments	$322	$322

Fair Value Hedges
Foreign exchange forward contracts	$63	$44
Total derivative instruments designated as fair value hedges	$63	$44

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$276	$276
Total derivative instruments not designated as hedges	$276	$276

Cash Flow Hedges

Foreign Exchange Risk Management
The Company uses a program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

These foreign exchange forward contracts generally have maturities up to 18 months, which is the period over which the Company is hedging exposures to variability of cash flows and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss will be amortized over the ten-year life of the notes.

AOCI Release
Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At December 31, 2020, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive (Loss) Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments, which are designated as hedges of net investments and are included in AOCI. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

The fair value of the foreign exchange forward contracts and cross currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

On April 7, 2020, the Company terminated its entire foreign exchange forward contracts net investment hedge portfolio early which resulted in a $48 million cash receipt. The Company elected to enter into this transaction to convert the favorable gain position into additional liquidity.

Fair Value Hedges

The Company has intercompany loans denominated in Swedish kronor that are exposed to volatility in currency exchange rates. The Company employs derivative financial instruments to hedge this exposure. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company primarily uses foreign exchange forward contracts to hedge these risks. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net in the Consolidated Statements of Operations. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in operating activities in the Consolidated Statements of Cash Flows.

Derivative Instrument Activity

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Cost of products sold, Interest expense, and Other expense (income), net in the Company’s Consolidated Statements of Operations related to all derivative instruments were as follows:

	Year Ended December 31, 2020
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(2)	Cost of products sold	$2	$4	$—
Interest rate swaps	(16)	Interest expense	(4)	—	—
Total for cash flow hedging	$(18)		$(2)	$4	$—

Hedges of Net Investments
Cross currency basis swaps	$(26)	Interest expense	$—	$—	$9
Foreign exchange forward contracts	6	Other expense (income), net	—	6	—
Total for net investment hedging	$(20)		$—	$6	$9

Fair Value Hedges
Foreign exchange forward contracts	$(3)	Interest expense	$—	$3	$—
Total for fair value hedging	$(3)		$—	$3	$—

	Year Ended December 31, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(6)	Cost of products sold	$1	$2	$—
Interest rate swaps	(11)	Interest expense	(2)	—	—
Total for cash flow hedging	$(17)		$(1)	$2	$—

Hedges of Net Investments
Cross currency basis swaps	$9	Interest expense	$—	$—	$8
Foreign exchange forward contracts	9	Other expense (income), net	—	22	—
Total for net investment hedging	$18		$—	$22	$8

Fair Value Hedges
Foreign exchange forward contracts	$3	Interest expense	$—	$3	$—
Total for fair value hedging	$3		$—	$3	$—
.

	Year Ended December 31, 2018
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$5	Cost of products sold	$(9)	$—	$—
Interest rate swaps	—	Interest expense	(2)	—	—
		Other expense (income), net	—	1	—
Total for cash flow hedging	$5		$(11)	$1	$—

Hedges of Net Investments
Cross currency basis swaps	$15	Interest expense	$—	$—	$7
		Other expense (income), net	(3)	—	—
Foreign exchange forward contracts	21	Other expense (income), net	—	16	—
Total for net investment hedging	$36		$(3)	$16	$7

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		December 31,
(in millions)		2020	2019	2018

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	Other expense (income), net	$7	$(3)	$(6)
Total for instruments not designated as hedges		$7	$(3)	$(6)

Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$2	$10	$3
Cross currency basis swaps	—	—	20	—
Total	$5	$2	$30	$3

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$2	$—
Total	$3	$—	$2	$—

	Year Ended December 31, 2019
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$27	$11	$1	$2
Interest rate swaps	—	—	—	11
Cross currency basis swaps	—	7	—	—
Total	$27	$18	$1	$13

Not Designated as Hedges:
Foreign exchange forward contracts	$2	$—	$2	$—
Total	$2	$—	$2	$—

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9	$—	$9	$(9)	$—	$—
Total assets	$9	$—	$9	$(9)	$—	$—

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$—	$—	$15
Cross currency basis swaps	20	—	20	(7)	—	13
Total liabilities	$35	$—	$35	$(7)	$—	$28

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2019 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$39	$—	$39	$(8)	$—	$31
Cross currency basis swaps	7	—	7	(1)	—	6
Total assets	$46	$—	$46	$(9)	$—	$37

Liabilities
Foreign exchange forward contracts	$3	$—	$3	$(3)	$—	$—
Interest rate swaps	11	—	11	(6)	—	5
Total liabilities	$14	$—	$14	$(9)	$—	$5

NOTE 19 - FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis

The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $2,509 million and $2,281 million, respectively, at December 31, 2020. At December 31, 2019, the Company estimated the fair value and carrying value was $1,441 million. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at December 31, 2020 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

The interest rate on the outstanding principal of the $450 million Senior Notes is a fixed rate of 4.1% and the interest rate on the outstanding principal of the $750 million Senior Notes is a fixed rate of 3.3%. The fair value of each of the Senior Notes is based on interest rates at December 31, 2020. For additional details on interest rates of long-term debt, please see Note 13, Financing Arrangements.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10	$—	$10	$—
Total assets	$10	$—	$10	$—

Liabilities
Cross currency interest rate swaps	$20	$—	$20	$—
Foreign exchange forward contracts	15	—	15	—
Contingent considerations on acquisitions	5	—	—	5
Total liabilities	$40	$—	$35	$5

	Year Ended December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$7	$—	$7	$—
Foreign exchange forward contracts	40	—	40	—
Total assets	$47	$—	$47	$—

Liabilities
Interest rate swaps	$11	$—	$11	$—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	9	—	—	9
Total liabilities	$24	$—	$15	$9

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 18, Financial Instruments and Derivatives.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3)

The Company’s Level 3 liabilities at December 31, 2020 are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, December 31, 2018	$9
Unrealized gain:
Reported in Other expense (income), net	2
Payments	(2)
Effect of exchange rate changes	—
Balance, December 31, 2019	$9
Unrealized gain:
Reported in Other expense (income), net	—
Payments	(4)
Effect of exchange rate changes	—
Balance, December 31, 2020	$5

There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2020 and 2019.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

As previously disclosed, in 2017, the Division of Enforcement of the SEC asked the Company to provide documents and information relating to the Company’s accounting and disclosures related to various matters including the Company’s distributors and their levels of inventory. On December 16, 2020, the Company and the SEC entered into a settlement resolving this matter. Pursuant to the administrative order settling this matter, under which the Company neither admitted nor denied the SEC’s findings (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder, and pay a $1 million civil penalty. The $1 million settlement amount, which had previously been recorded as an accrued liability within the Company’s consolidated balance sheet as of December 31, 2019, was paid in December 2020.

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

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato), the parties to each action are in the process of finalizing the settlement terms, and the parties will then seek court approval of the settlements. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of December 31, 2020.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. On September 26, 2019, the Court granted the Company's motion to dismiss all claims and a judgment dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs' post-judgment motion to vacate or modify the judgment and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgment motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court's decision dismissing the action. The plaintiffs' appeals and the Company's cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds.

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. On January 8, 2021, the parties filed a stipulation, which is subject to the Court's approval, (1) withdrawing the Company's motion to dismiss without prejudice, (2) allowing plaintiff to file a second amended complaint by January 22, 2021, and (3) providing for a briefing schedule on a motion to dismiss that will be completed by May 13, 2021. The plaintiff filed its second amended complaint on January 22, 2021, and the Company intends to move to dismiss the second amended complaint.

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms. The Company filed a motion to dismiss, and on July 31, 2020 the Magistrate Judge issued a report and recommendation to the District Court Judge recommending dismissal of the case with prejudice. On September 25, 2020, the District Court Judge issued an order adopting the Magistrate Judge’s report dismissing the case, but without prejudice, and provided the plaintiffs with three weeks to file a motion to amend their complaint. On October 16, 2020, the plaintiffs filed a notice advising the Court that they would not be amending their complaint. On October 23, 2020, the Court issued an order dismissing the case with prejudice as to the plaintiffs. The same day, the plaintiffs submitted a letter to the Board of Directors demanding that the Board investigate and commence legal proceedings against the same current and former directors and officers of the Company previously named as defendants in the Stockholder's Derivative Action on the basis of the same claims alleged in the Stockholder's Derivative Action. On November 6, 2020, the Company sent a letter to counsel for the plaintiffs stating that the Board would consider the litigation demand and respond with its decision.

The Company intends to defend itself vigorously in these actions.

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team on October 28, 2020 and, on November 13, 2020, submitted a supplemental response to questions raised by the Appeals Team. The Company’s position continues to be reviewed by the IRS Appeals Office team. The Company believes the IRS' position is without merit and believes that it is more likely-than-not the Company’s position will be sustained in 2021 upon further review by the IRS Appeals Office Team. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $57 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court in a pending case. The Company intends to vigorously defend its position and pursue related appeals.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. Future minimum annual payments for inventory purchase commitments were immaterial as of December 31, 2020.

NOTE 21 - SUBSEQUENT EVENTS

On January 6, 2021 the Company entered into foreign exchange forward contracts with a notional value of SEK 1.3 billion as a result of an increased exposure to intercompany loans denominated in Swedish kronor. The foreign exchange forwards are designated as fair value hedges.

On January 21, 2021, the Company paid $95 million, with the potential for additional earn-out provision payments of up to $10 million, to acquire 100% of the outstanding shares of a Datum Dental, Ltd., a privately-owned producer and distributor of specialized regenerative dental material based in Israel. The Company is in the process of determining fair values of assets acquired and liabilities assumed.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

		Additions
Description	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2018	$22	$6	$1	$(2)	$(2)	$25
2019	25	10	1	(6)	(1)	29
2020	29	1	(2)	(12)	2	18

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2018	$3,015	$108	$—	$(2,769)	$(66)	$288
2019	288	8	—	(6)	(2)	288
2020	288	(5)	—	(2)	6	287

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the 2021 Proxy Statement, which is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics and Business Conduct that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and the Board of Directors and substantially all of the Company’s management level employees. A copy of the Code of Ethics and Business Conduct is available in the Investor Relations section of the Company’s website at www.dentsplysirona.com. The Company intends to disclose any amendment to its Code of Ethics and Business Conduct that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Ethics and Business Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investor Relations section of the Company’s website at www.dentsplysirona.com, within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required under this item is set forth in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required under this item is set forth in the 2021 Proxy Statement, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (14)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (37)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (17)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (22)
3.2		Fifth Amended and Restated By-Laws, dated as of February 14, 2018 (20)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (3)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (13)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (23)
4.4		Description of the Registrant's Securities (31)

Exhibit Number		Description
4.5		Form of Indenture (10)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (11)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (13)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (15)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (13)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (15)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (17)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (28)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (34)
5.1		Opinion of Skadden, Arps, Slate, Meagher & Flom LLP (34)
10.1		2002 Amended and Restated Equity Incentive Plan* (5)
10.2		Restricted Stock Unit Deferral Plan* (15)
10.3	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.4		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (5)
10.5		DENTSPLY SIRONA Inc. Directors' Deferred Compensation Plan, as amended and restated January 1, 2019* (25)
10.6		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (25)
10.7		Incentive Compensation Plan, amended and restated* (9)
10.8		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.9	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (4)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (2)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (2)

Exhibit Number		Description
	(d)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Commerzbank AG (formerly known as Dresdner Bank AG), Frankfurt, and the Company (5)
	(e)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (12)
	(f)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (12)
10.10		2010 Equity Incentive Plan, amended and restated* (15)
10.11		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (21)
10.12		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (16)
10.13		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (16)
10.14		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (17)
10.15		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan* (17)
10.16	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (18)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (26)
	(c)	Separation and Release of Claims Agreement, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos, dated May 24, 2019* (27)
10.17	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Keith Ebling* (21)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Keith J. Ebling* (26)
10.18	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (19)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (25)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (26)
10.19		Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (20)
10.20		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.21		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.22		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.23		Employee Stock Purchase Plan, dated May 23, 2018* (24)
10.24	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (30)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (29)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (31)
	(d)	Non-Employee Director Compensation Policy, effective September 30, 2020* (36)
10.25		Form of Performance Restricted Stock Unit Award Agreement* (26)
10.26		Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (29)
10.27		Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (29)
10.28		Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (29)
10.29		First Amendment to Employment Agreement, dated August 6, 2018, between DENTSPLY SIRONA Inc. and William E. Newell* (35)
10.30		Employment Agreement, dated May 27, 2017, between DENTSPLY SIRONA Inc. and William E. Newell* (35)

Exhibit Number	Description
10.31	Separation Agreement with General Release, dated July 20, 2020, by and between William E. Newell and DENTSPLY SIRONA Inc* (35)
10.32	364-Day Credit Agreement, dated as of April 9, 2020, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the lenders party thereto (32)
10.33	Employment Agreement, dated October 28, 2019, between Dentsply Sirona Deutschland GmbH and Walter Petersohn (33)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
23.2	Consent of Skadden, Arps, Slate, Meagher & Flom LLP (included in Exhibit 5.1) (34)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated November 3, 2017, File no.0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated March 8, 2019, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2019, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 26, 2019, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company's Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated April 9, 2020, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, File no. 0-16211.

(34)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 26, 2020, File no. 0-16211.

(35)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2020, File no. 0-16211

(36)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(37)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated January 4, 2021, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Donald M. Casey, Jr.
Donald M. Casey, Jr.
Chief Executive Officer

Date:		March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Donald M. Casey, Jr.	March 1, 2021
	Donald M. Casey, Jr.	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Jorge M. Gomez	March 1, 2021
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/	Ranjit S. Chadha	March 1, 2021
	Ranjit S. Chadha	Date
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Eric K. Brandt	March 1, 2021
	Eric K. Brandt	Date
Chairman of the Board of Directors

/s/	Dr. Michael C. Alfano	March 1, 2021
	Dr. Michael C. Alfano	Date
Director

/s/	Willie A. Deese	March 1, 2021
	Willie A. Deese	Date
Director

/s/	Betsy D. Holden	March 1, 2021
	Betsy D Holden	Date
Director

/s/	Clyde R. Hosein	March 1, 2021
	Clyde R. Hosein	Date
Director

/s/	Harry M Jansen Kraemer, Jr.	March 1, 2021
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Arthur D. Kowaloff	March 1, 2021
	Arthur D. Kowaloff	Date
Director

/s/	Gregory T. Lucier	March 1, 2021
	Gregory T. Lucier	Date
Director

/s/	Francis J. Lunger	March 1, 2021
	Francis J. Lunger	Date
Director

/s/	Leslie F. Varon	March 1, 2021
	Leslie F. Varon	Date
Director

/s/	Janet S. Vergis	March 1, 2021
	Janet S. Vergis	Date
Director