Form 10-Q
period 2021-03-31
DENTSPLY SIRONA Inc.
filed 2021-05-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 3, 2021, DENTSPLY SIRONA Inc. had 218,318,121 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net sales	$1,027	$874
Cost of products sold	448	406

Gross profit	579	468
Selling, general, and administrative expenses	385	359
Research and development expenses	37	34
Goodwill impairment	—	157
Restructuring and other costs	3	43

Operating income (loss)	154	(125)

Other income and expenses:
Interest expense, net	14	7
Other expense (income), net	(9)	(2)

Income (loss) before income taxes	149	(130)
Provision for income taxes	32	10

Net income (loss)	117	(140)

Less: Net income (loss) attributable to noncontrolling interest	—	—

Net income (loss) attributable to Dentsply Sirona	$117	$(140)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.53	$(0.63)
Diluted	$0.53	$(0.63)

Weighted average common shares outstanding:
Basic	218.8	220.9
Diluted	219.9	220.9

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$117	$(140)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(99)	(119)
Net gain on derivative financial instruments	5	5
Pension liability gain	4	2
Total other comprehensive loss, net of tax	(90)	(112)

Total comprehensive income (loss)	27	(252)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$27	$(252)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$318	$438
Accounts and notes receivables-trade, net	643	673
Inventories, net	500	466
Prepaid expenses and other current assets	235	214
Total Current Assets	1,696	1,791

Property, plant, and equipment	758	791
Operating lease right-of-use assets, net	168	176
Identifiable intangible assets, net	2,461	2,504
Goodwill	3,952	3,986
Other noncurrent assets	102	94
Total Assets	$9,137	$9,342

Liabilities and Equity
Current Liabilities:
Accounts payable	$283	$305
Accrued liabilities	557	653
Income taxes payable	44	60
Notes payable and current portion of long-term debt	328	299
Total Current Liabilities	1,212	1,317

Long-term debt	1,923	1,978
Operating lease liabilities	125	130
Deferred income taxes	411	393
Other noncurrent liabilities	536	554
Total Liabilities	4,207	4,372

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2021 and December 31, 2020
218.2 million and 218.7 million shares outstanding at March 31, 2021 and December 31, 2020, respectively
Capital in excess of par value	6,618	6,604
Retained earnings	1,328	1,233
Accumulated other comprehensive loss	(554)	(464)
Treasury stock, at cost, 46.3 million and 45.8 million shares at March 31, 2021 and December 31, 2020, respectively	(2,468)	(2,409)
Total Dentsply Sirona Equity	4,927	4,967

Noncontrolling interests	3	3
Total Equity	4,930	4,970
Total Liabilities and Equity	$9,137	$9,342
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,233	$(464)	$(2,409)	$4,967	$3	$4,970
Net income	—	—	117	—	—	117	—	117
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends ($0.1000 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,328	$(554)	$(2,468)	$4,927	$3	$4,930

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$3	$6,587	$1,404	$(600)	$(2,301)	$5,093	$2	$5,095
Net loss	—	—	(140)	—	—	(140)	—	(140)
Other comprehensive loss	—	—	—	(112)	—	(112)	—	(112)
Exercise of stock options	—	—	—	—	4	4	—	4
Stock based compensation expense	—	9	—	—	—	9	—	9
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Treasury shares purchased	—	(28)	—	—	(112)	(140)	—	(140)
Restricted stock unit distributions	—	(15)	—	—	9	(6)	—	(6)
Cash dividends ($0.1000 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2020	$3	$6,554	$1,242	$(712)	$(2,399)	$4,688	$2	$4,690
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$117	$(140)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32	32
Amortization of intangible assets	56	47
Amortization of deferred financing costs	2	1
Goodwill impairment	—	157
Indefinite-lived intangible asset impairment	—	39
Deferred income taxes	(3)	(8)
Stock based compensation expense	13	10
Other non-cash expense	17	10
Gain on sale of non-strategic businesses and product lines	(13)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	11	53
Inventories, net	(50)	(57)
Prepaid expenses and other current assets	(27)	(27)
Other noncurrent assets	(13)	(7)
Accounts payable	(17)	(29)
Accrued liabilities	(81)	(95)
Income taxes	(8)	7
Other noncurrent liabilities	13	(3)
Net cash provided by (used in) operating activities	49	(10)

Cash flows from investing activities:
Capital expenditures	(30)	(26)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(92)	—
Cash received on sale of non-strategic businesses or product lines	19	—
Cash received on derivative contracts	—	9
Proceeds from sale of property, plant, and equipment	—	1
Net cash used in investing activities	(103)	(16)

Cash flows from financing activities:
Proceeds on short-term borrowings	30	31
Cash paid for treasury stock	(90)	(140)
Cash dividends paid	(22)	(22)
Proceeds from long-term borrowings, net of deferred financing costs	4	—
Repayments on long-term borrowings, net	—	(1)
Proceeds from exercised stock options	33	4
Other financing activities, net	(8)	(2)
Net cash used in financing activities	(53)	(130)
Effect of exchange rate changes on cash and cash equivalents	(13)	(13)
Net decrease in cash and cash equivalents	(120)	(169)
Cash and cash equivalents at beginning of period	438	405
Cash and cash equivalents at end of period	$318	$236

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2020.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein, are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2020, except as may be indicated below.

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

Revenue Recognition

At March 31, 2021, the Company had $44 million of deferred revenue recorded predominantly in Accrued liabilities in the Consolidated Balance Sheets, with an immaterial portion recorded in Other noncurrent liabilities. The Company expects to recognize significantly all of this deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $18 million at March 31, 2021 and $18 million at December 31, 2020.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which was subsequently amended by ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope" in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. This standard is permitted to be adopted any time through December 31, 2022, and does not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows, and disclosures.

NOTE 2 – STOCK COMPENSATION

Total stock based compensation expense for non-qualified stock options, restricted stock units ("RSU"), and the tax related benefit for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(in millions)	2021	2020

Stock option expense	$2	$1
RSU expense	11	8
Total stock based compensation expense	$13	$9

Related deferred income tax benefit	$2	$1

For the three months ended March 31, 2021 and 2020, stock compensation expense was $13 million and $9 million respectively, and was recorded in Selling, general, and administrative expense in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the three months ended March 31, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive loss	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)
Other comprehensive (loss) income before reclassifications and tax impact	(117)	(16)	25	—	(108)
Tax (expense) benefit	(2)	4	(8)	—	(6)
Other comprehensive (loss) income, net of tax, before reclassifications	(119)	(12)	17	—	(114)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	2	2
Net (decrease) increase in other comprehensive loss	(119)	(12)	17	2	(112)
Balance, net of tax, at March 31, 2020	$(487)	$(23)	$(84)	$(118)	$(712)

These amounts are recorded in AOCI, net of any related tax adjustments. At March 31, 2021 and December 31, 2020, the cumulative tax adjustments were $190 million and $216 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $159 million and $25 million at March 31, 2021 and December 31, 2020, respectively, and cumulative losses on loans designated as hedges of net investments of $127 million and $162 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 were insignificant.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020 were as follows:

Basic Earnings (Loss) Per Common Share	Three Months Ended
(in millions, except per share amounts)	2021	2020

Net income (loss) attributable to Dentsply Sirona	$117	$(140)

Weighted average common shares outstanding	218.8	220.9

Earnings (loss) per common share - basic	$0.53	$(0.63)

Diluted Earnings (Loss) Per Common Share	Three Months Ended
(in millions, except per share amounts)	2021	2020

Net income (loss) attributable to Dentsply Sirona	$117	$(140)

Weighted average common shares outstanding	218.8	220.9
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.1	—
Total weighted average diluted shares outstanding	219.9	220.9

Earnings (loss) per common share - diluted	$0.53	$(0.63)

The calculation of weighted average diluted common shares outstanding excluded 1.4 million of potentially diluted common shares because the Company reported a net loss for the three months ended March 31, 2020.

Stock options and RSUs of 0.8 million and 2.6 million equivalent shares of common stock outstanding during the three months ended March 31, 2021 and 2020, respectively were excluded from the computation of weighted average diluted shares outstanding because their effect would be antidilutive.

During the quarter ended March 31, 2021, the Company repurchased approximately 1.5 million shares pursuant to its open market shares repurchase plan for a net cost of $90 million at an average price of $60.62.

NOTE 5 – BUSINESS COMBINATIONS

Acquisitions

2021 Transactions

On January 21, 2021, the effective date of the transaction, the Company paid $94 million with the potential for additional earn-out provision payments of up to $10 million, to acquire 100% of the outstanding shares of Datum Dental, Ltd., a privately-owned producer and distributor of specialized regenerative dental material based in Israel. The fair value of the earn-out provision has been valued at $9 million as of the transaction date, resulting in a total purchase price of $103 million.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Datum acquisition were as follows:

(in millions)

Cash and cash equivalents	$2
Other current assets	2
Intangible assets	81
Current liabilities	(2)
Other long-term assets (liabilities), net	(13)
Net assets acquired	70
Goodwill	33
Purchase consideration	$103

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $33 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$70	15-20
In-process R&D	11	Indefinite
Total	$81

2020 Transactions

On December 31, 2020, the effective date of the transaction, the Company acquired 100% of the outstanding interests of Straight Smile, LLC ("Byte"), a privately-held company, for approximately $1.0 billion using cash on hand. Byte is a doctor-directed, direct-to-consumer, clear aligner business. The acquisition is expected to enhance scale and accelerate the growth and profitability of the Company's combined clear aligners business.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Byte acquisition for the year ended December 31, 2020 were as follows:

(in millions)

Cash and cash equivalents	$13
Current assets	17
Intangible assets	416
Current liabilities	(30)
Long-term assets (liabilities), net	1
Net assets acquired	417
Goodwill	628
Purchase consideration	$1,045

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, which resulted in the recording of $628 million in goodwill. The amount of goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company, including alignment with the Company’s existing clear aligner business, and is deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the first quarter of 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of less than $3 million. Final determination of consideration as well as valuation of certain current assets are subject to a post-closing adjustment for the change in working capital to the date of closing, which is expected to be completed by the end of the second quarter of 2021.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Non-compete agreements	$16	5
Technology know-how	210	10
Tradenames and trademarks	190	20
Total	$416

The results of operations for both the Byte and Datum businesses upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended March 31, 2021 and 2020, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Divestitures

On February 1, 2021, the company disposed of an investment casting business previously included as part of the Consumables segment in exchange for a cash receipt of $19 million. The divestiture resulted in a gain of $13 million recorded in Other expense (income), net in the Consolidated Statements of Operations for the three months ended March 31, 2021.

NOTE 6 – SEGMENT INFORMATION

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

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

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

The Company’s segment information for the three months ended March 31, 2021 and 2020 was as follows:

Net Sales

	Three Months Ended
(in millions)	2021	2020

Technologies & Equipment	$597	$520
Consumables	430	354
Total net sales	$1,027	$874

Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2021	2020

Technologies & Equipment	$126	$111
Consumables	150	62
Segment adjusted operating income	276	173

Reconciling items expense (income):
All other (a)	62	49
Goodwill impairment	—	157
Restructuring and other costs	3	43
Interest expense	14	7
Other expense (income), net	(9)	(2)
Amortization of intangible assets	55	47
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	2	2
Income (loss) before income taxes	$149	$(130)
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value. All of the Company's inventories were determined by the first-in, first-out (“FIFO”) or average cost methods, with the exception of immaterial amounts determined using the last-in, first-out ("LIFO") method totaling $1 million and $3 million at March 31, 2021 and December 31, 2020, respectively.

Inventories, net were as follows:

(in millions)	March 31, 2021	December 31, 2020

Finished goods	$303	$264
Work-in-process	75	68
Raw materials and supplies	122	134
Inventories, net	$500	$466

The Company's inventory reserve was $95 million and $117 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

During the three months ended March 31, 2021, the Company recorded net restructuring and other costs of $1 million which consists of $3 million in severance and other restructuring related costs offset by $2 million in adjustments to inventory reserves.

During the three months ended March 31, 2020, the Company recorded restructuring and other costs of $42 million which consists of asset impairments of $39 million and severance costs of $3 million.

The details of total restructuring and other costs for the three months ended March 31 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended
(in millions)	2021	2020

Cost of products sold	$(2)	$—
Selling, general, and administrative expenses	—	(1)
Restructuring and other costs	3	43
Total restructuring and other costs	$1	$42

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company recorded total expenses of approximately $57 million related to these actions which consists primarily of inventory write-downs of approximately $29 million, accelerated depreciation of approximately $14 million, and severance costs of approximately $9 million. For the three months ended March 31, 2021, the Company made a $2 million adjustment related to inventory reserves. The Company expects most of the remaining restructuring charges will be recorded during the second quarter of 2021.

The Company’s restructuring accruals at March 31, 2021 were as follows:

	Severance
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$12	$17	$—	$29
Provisions	1	—	2	3
Amounts applied	(7)	(7)	—	(14)
Change in estimates	—	(1)	—	(1)
Balance at March 31, 2021	$6	$9	$2	$17

	Other Restructuring Costs
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$3	$2	$—	$5
Provisions	1	—	—	1
Amounts applied	(1)	(1)	—	(2)
Balance at March 31, 2021	$3	$1	$—	$4
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2020	Provisions	Amounts Applied	Change in Estimates	March 31, 2021

Technologies & Equipment	$16	$—	$(8)	$(1)	$7
Consumables	17	3	(7)		13
All Other	1	1	(1)	—	1
Total	$34	$4	$(16)	$(1)	$21

The associated restructuring liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

NOTE 9 – FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Derivative Instruments

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at March 31, 2021 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$230	$169
Total derivative instruments designated as cash flow hedges	$230	$169

Hedges of Net Investments
Cross currency basis swaps	$309	309
Total derivative instruments designated as hedges of net investments	$309	$309

Fair Value Hedges
Foreign exchange forward contracts	$240	104
Total derivative instruments designated as fair value hedges	$240	$104

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$218	218
Total derivative instruments not designated as hedges	$218	$218

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

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At March 31, 2021, the Company expects to reclassify $7 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive (Loss) Income.

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

Fair Value Hedges

Foreign Exchange Risk Management

The Company has intercompany loans denominated in Swedish kronor that are exposed to volatility in currency exchange rates. The Company employs derivative financial instruments to hedge these exposures. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in the Consolidated Statements of Operations. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On January 6, 2021 the Company entered into foreign exchange forward contracts with a notional value of SEK 1.3 billion as a result of an increase in intercompany loans denominated in Swedish kronor. The foreign exchange forwards are designated as fair value hedges.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2021 and 2020 were insignificant.

Derivative Instrument Activity

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Costs of products sold, Interest expense, and Other expense (income), net in the Company's Consolidated Statement of Operations related to all derivative instruments were as follows:

	March 31, 2021
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(6)	Cost of products sold	$(1)	$—
Interest rate swaps	(29)	Interest expense	(1)	—
Total for cash flow hedging	$(35)		$(2)	$—

Hedges of Net Investments
Cross currency basis swaps	$9	Interest expense	$—	$2
Total for net investment hedging	$9		$—	$2

Fair Value Hedges
Foreign exchange forward contracts	$—	Other (expense) income, net	$—	$16
Total for fair value hedging	$—		$—	$16

	March 31, 2020
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$2	Cost of products sold	$1	$1
Interest rate swaps	(18)	Interest expense	(1)	—
Total for cash flow hedging	$(16)		$—	$1

Hedges of Net Investments
Cross currency basis swaps	$9	Interest expense	$—	$2
Foreign exchange forward contracts	16	Other expense (income), net	—	6
Total for net investment hedging	$25		$—	$8

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income (Loss).

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$6	$9	$6	$1
Cross currency basis swaps	—	—	10	—
Total	$6	$9	$16	$1

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$3	$—
Total	$1	$—	$3	$—

	December 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$2	$10	$3
Cross currency basis swaps	—	—	20	—
Total	$5	$2	$30	$3

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$2	$—
Total	$3	$—	$2	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$16	$—	$16	$(10)	$—	$6
Total assets	$16	$—	$16	$(10)	$—	$6

Liabilities
Foreign exchange forward contracts	$10	$—	$10	$(6)	$—	$4
Cross currency basis swaps	10	—	10	(4)	—	6
Total liabilities	$20	$—	$20	$(10)	$—	$10

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9	$—	$9	$(9)	$—	$—
Total assets	$9	$—	$9	$(9)	$—	$—

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$—	$—	$15
Interest rate swaps	20	—	20	(7)	—	13
Total liabilities	$35	$—	$35	$(7)	$—	$28

NOTE 10 – FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis

The Company estimated the fair value and carrying value of its total long term debt, including current portion was $2,382 million and $2,251 million, respectively, at March 31, 2021. At December 31, 2020, the Company estimated the fair value and carrying value of this debt were $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at March 31, 2021 and December 31, 2020 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$16	$—	$16	$—
Total assets	$16	$—	$16	$—

Liabilities
Cross currency basis swaps	$10	$—	$10	$—
Foreign exchange forward contracts	10	—	10	—
Contingent considerations on acquisitions	13	—	—	13
Total liabilities	$33	$—	$20	$13

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10	$—	$10	$—
Total assets	$10	$—	$10	$—

Liabilities
Cross currency basis swaps	$20	$—	$20	$—
Foreign exchange forward contracts	15	—	15	—
Contingent considerations on acquisitions	5	—	—	5
Total liabilities	$40	$—	$35	$5

There have been no transfers between levels during the three months ended March 31, 2021.

NOTE 11 – INCOME TAXES

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

Other Tax Matters

During the three months ended March 31, 2021, the Company recorded $1 million of tax benefit for other discrete tax matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

During the three months ended March 31, 2020, the Company recorded $6 million of tax expense for discrete tax matters. The Company also recorded a $11 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge.

NOTE 12 – FINANCING ARRANGEMENTS

At March 31, 2021, the Company had $1,139 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the multi-currency revolving credit facility. The company borrowed and had $27 million outstanding under the commercial paper facility at March 31, 2021 and no outstanding borrowings under the commercial paper facility at December 31, 2020.

Additionally, at both March 31, 2021 and December 31, 2020, the Company had multiple short-term facilities available as a result of the following actions taken in 2020 to strengthen its liquidity and flexibility in response to the COVID-19 pandemic:

•On April 9, 2020, the Company entered into a $310 million 364-day revolving credit facility which matured on April 8, 2021. As of March 31, 2021 there were no outstanding borrowings under this facility.

•On April 17, 2020, the Company provided a notice to the administrative agent to draw down the full available amount under the 2018 Credit Facility, which is equal to $700 million. The Company had previously not drawn down any sums under this facility. The borrowings incurred interest at the rate of adjusted LIBOR plus 1.25%. The Company subsequently repaid the $700 million revolver borrowing on May 26, 2020.

•On May 26, 2020, the Company issued $750 million of senior unsecured notes with a final maturity date of June 1, 2030 at a semi-annual coupon rate of 3.25%. The net proceeds were $748 million, net of discount of $2 million. Issuance fees totaled $6 million. The Company paid $31 million to settle the $150 million notional Treasury Rate Lock ("T-Lock") contract which partially hedged the interest rate risk of the note issuance. This cost will be amortized over the ten-year life of the notes. The proceeds were used to repay the $700 million borrowed against the 2018 Credit Facility and the remaining proceeds will be used for working capital and other general corporate purposes.

•During the second quarter of 2020 the company entered into various other credit facilities including a 40 million euro 364-day revolving credit facility which matured on April 30, 2021, a 30 million euro 364-day revolving credit facility with a maturity date of May 6, 2021, and a 3.3 billion Japanese yen 364-day revolving credit facility with a maturity date of June 11, 2021. As of March 31, 2021 there were no outstanding borrowings under these facilities.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At March 31, 2021, the Company was in compliance with all affirmative and negative debt covenants.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually during the second quarter, or from time to time when warranted by facts and circumstances. In conjunction with the most recent annual test of goodwill at April 30, 2020, the Company applied a hypothetical sensitivity analysis to its reporting units. If the discount rate of these reporting units had been hypothetically increased by 100 basis points, or, in a separate test, each reporting unit were subject to a 10% hypothetical reduction in fair value, it is noted that the Implants reporting unit would have had a fair value approximating book value. For the Equipment & Instruments reporting unit which recorded an impairment during the first quarter of 2020, the implied fair value was found to approximate net book value at April 30, 2020, and therefore this reporting unit is noted to be sensitive to any unfavorable change in assumptions. Goodwill associated with the Implants and Equipment & Instruments reporting units was $1,222 million and $292 million respectively as of March 31, 2021.

The Company also previously applied a hypothetical sensitivity analysis as part of the April 30, 2020 annual impairment test of indefinite-lived intangibles. It was noted that if the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these assets would still exceed their book value, with the exception of certain assets including tradenames and trademarks related to the Equipment & Instruments reporting unit for which an impairment was previously recorded in March 2020. For these assets, the implied fair values continued to approximate net book values at April 30, 2020 and are therefore noted to be sensitive to any unfavorable changes in assumptions. At March 31, 2021, the remaining indefinite-lived tradenames and trademarks related to the Equipment & Instruments reporting unit was $79 million.

During the time subsequent to the annual evaluation, and at March 31, 2021, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have been impaired. It is management's assessment that no such events have occurred. A change in any of the estimates and assumptions used in the annual test, a decline in the overall markets or in the use of intangible assets among other factors, could have a negative material impact to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2020	$3,092	$894	$3,986
Acquisition related additions	33	—	33
Divestiture of a business	—	(3)	(3)
Measurement period adjustments on prior acquisitions	(3)	—	(3)
Effects of exchange rate changes	(47)	(14)	(61)
Balance at March 31, 2021	$3,075	$877	$3,952

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$5,968	$(2,893)	$3,075	$5,985	$(2,893)	$3,092
Consumables	877	—	877	894	—	894
Total effect of cumulative impairment	$6,845	$(2,893)	$3,952	$6,879	$(2,893)	$3,986

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,702	$(685)	$1,017	$1,681	$(677)	$1,004
Tradenames and trademarks	269	(70)	199	273	(70)	203
Licensing agreements	36	(30)	6	37	(30)	7
Customer relationships	1,112	(500)	612	1,142	(494)	648
Total definite-lived	$3,119	$(1,285)	$1,834	$3,133	$(1,271)	$1,862

Indefinite-lived tradenames and trademarks	$616	$—	$616	$642	$—	$642
In-process R&D (a)	11	—	11	—	—	—
Total indefinite-lived	$627	$—	$627	$642	$—	$642

Total identifiable intangible assets	$3,746	$(1,285)	$2,461	$3,775	$(1,271)	$2,504

(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the three months ended March 31, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million. During the same period, the Company also recorded impairment charges of $39 million related to indefinite-lived intangible assets within the Technologies & Equipment segment driven by a decline in forecasted sales as a result of the COVID-19 pandemic as well as an unfavorable change in the discount rate.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On January 11, 2018, Tom Redlich, a former employee, filed a lawsuit against the Company, demanding supplemental compensation pursuant to an agreement allegedly entered into with Sirona Dental GmbH which was intended to entice Mr. Redlich to continue to work for the company for no less than eight years following the date of this agreement. The Company filed its response on April 4, 2018, denying the authenticity and enforceability of, and all liability under, the alleged agreement. Mr. Jost Fischer, upon invitation of the Company, joined the litigation against Mr. Redlich as a third party. In his submission to the Court, Mr. Fischer disputed the central allegations raised by Mr. Redlich in his lawsuit. The Court held several hearings in the matter, and then closed the hearings in June 2019 pending the Court’s decision on the capacity of Mr. Fischer to enter into a binding agreement of the type alleged by Mr. Redlich in the manner alleged. On November 5, 2019, the Company received the Court’s judgment rejecting Mr. Redlich’s lawsuit and dismissing his claims. Mr. Redlich appealed in December 2019 and the Company filed its response in January 2020 seeking to uphold the Court’s ruling. On February 27, 2020, the Company received the Appellate Court’s decision rejecting Mr. Redlich’s appeal and upholding the decision of the lower court dismissing his claims. The Court of Appeals has denied Mr. Redlich the right to file a further appeal in this matter, however, on March 23, 2020, Mr. Redlich filed an extraordinary appeal with the Austrian Supreme Court. On March 30, 2021, the Austrian Supreme Court rejected Mr. Redlich's appeal, leaving Mr. Redlich with no further possibility or right of appeal in this case.

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato), the parties to each action are in the process of finalizing the settlement terms, and the parties will then seek court approval of the settlements. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of March 31, 2021.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. On September 26, 2019, the Court granted the Company's motion to dismiss all claims and a judgment dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs' post-judgment motion to vacate or modify the judgment and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgment motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court's decision dismissing the action. The plaintiffs' appeals and the Company's cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds. The Plaintiffs did not appeal the Appellate Division decision.

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. On January 8, 2021, the parties filed a stipulation, which is subject to the Court's approval, (1) withdrawing the Company's motion to dismiss without prejudice, (2) allowing plaintiff to file a second amended complaint by January 22, 2021, and (3) providing for a briefing schedule on a motion to dismiss that will be completed by May 13, 2021. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021.

On April 29, 2019, two purported stockholders of the Company filed a derivative action on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors (the "Stockholder's Derivative Action"). Based on allegations similar to those asserted in the class actions described above, the plaintiffs allege that the directors caused the Company to misrepresent its business prospects and thereby subjected the Company to multiple securities class actions and other litigation. On September 20, 2019, the plaintiffs in the Stockholder's Derivative Action filed an amended derivative complaint on behalf of the Company in the U.S. District Court for the District of Delaware against the Company's directors. The plaintiffs assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the U.S. securities laws. The plaintiffs seek relief that includes, among other things, monetary damages and various corporate governance reforms. The Company filed a motion to dismiss, and on July 31, 2020 the Magistrate Judge issued a report and recommendation to the District Court Judge recommending dismissal of the case with prejudice. On September 25, 2020, the District Court Judge issued an order adopting the Magistrate Judge’s report dismissing the case, but without prejudice, and provided the plaintiffs with three weeks to file a motion to amend their complaint. On October 16, 2020, the plaintiffs filed a notice advising the Court that they would not be amending their complaint. On October 23, 2020, the Court issued an order dismissing the case with prejudice as to the plaintiffs. The same day, the plaintiffs submitted a letter to the Board of Directors demanding that the Board investigate and commence legal proceedings against the same current and former directors and officers of the Company previously named as defendants in the Stockholder's Derivative Action on the basis of the same claims alleged in the Stockholder's Derivative Action. On November 6, 2020, the Company sent a letter to counsel for the plaintiffs stating that the Board would consider the litigation demand and respond with its decision. On March 25, 2021, the Company sent a letter to counsel for the plaintiffs relaying that the Board considered the litigation demand, and determined that it was not in the best interests of the Company to pursue the actions identified in the litigation demand. On April 8, 2021, the plaintiffs submitted a letter in response, requesting certain documents from the Company related to the Board’s decision to refuse the litigation demand. On April 19, 2021, counsel for the Company responded to plaintiffs' April 8, 2021 letter, explaining the reasons why plaintiffs are not entitled to the requested documents.

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

Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. Future minimum annual payments for inventory purchase commitments were immaterial as of March 31, 2021.

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2020. See updated risk factors in Part II, Item 1A, "Risk Factors" of this Form 10-Q.

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

The impact of COVID-19 and the Company’s response

Information pertaining to the impact of the COVID-19 pandemic on the Company's operations and financial results during the course of 2020 as well as the Company's overall response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Updates to that summary of impact for the three months ended March 31, 2021 are as follows:

•Continuing the trend from the second half of 2020, the Company has continued to see demand improve and dental patient traffic normalize in most markets. While government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions.

•The Company's COVID-19 infection crisis management process implemented in 2020 remains in effect, and there have been no significant disruptions to operations as a result of infections. During the course of the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or financial impact to the results for the three months ended March 31, 2021.

•The Company previously undertook various initiatives during the second quarter of 2020, to ensure its ongoing liquidity which included, among other actions, entering into a $310 million revolving credit facility on April 9, 2020, a 40 million euro revolving credit on May 5, 2020, a 30 million euro revolving credit facility on May 12, 2020 and 3.3 billion Japanese yen revolving credit facility on June 11, 2020. These additional short-term facilities were entered into in an abundance of caution and are all set to expire during the second quarter. At March 31, 2021, there were no outstanding borrowings under these facilities.

•During the first quarter the Company has continued to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

Up through the date of the filing of this Form 10-Q, the Company’s principal manufacturing facilities and other operations have remained operational at a more normalized level than during the preceding year. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company plans to appropriately staff sales, manufacturing, and other functions to meet customer demand and deliver on continuing critical projects while also complying with all government requirements.

Restructuring Announcement

In November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of the restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that is intended to further optimize the Company’s product portfolio and reduces operating expenses. The product portfolio optimization has resulted in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion is expected to result in total charges of approximately $375 million and annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $314 million under this program, of which, approximately $122 million were non-cash charges. These amounts include the charges for the portfolio shaping initiatives announced on August 6, 2020 which are further discussed below.

As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. The Company has recorded expenses of approximately $57 million related to these actions, of which approximately $46 million were non-cash charges. For the three months ended March 31, 2021, the Company made a $2 million adjustment related to inventory reserves. The Company expects most of the remaining restructuring charges will be recorded during the second quarter of 2021.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

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

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,027	$874	$153	17.5%

Net sales for the three months ended March 31, 2021 were $1,027 million, an increase of $153 million or 17.5% from the three months ended March 31, 2020. The increase in net sales was attributable to both the Technologies & Equipment and Consumables segments which were impacted by overall higher volumes during the first quarter partly due to a recovery in demand from the impact of the COVID-19 pandemic. During the three months ended March 31, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume during March due to the onset of the pandemic. As a result, organic sales increased 12.1% in the first three months of 2021 relative to the comparative quarter.

Net sales were also positively impacted by approximately 5.3% due to the weakening of the U.S. dollar as compared to the same prior year period as well as a benefit of 5.1% from acquisitions offset by a reduction of 5.0% due to divestitures of non-strategic businesses and discontinued products.

Net Sales by Region

Net sales by geographic region were as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

United States	$347	$300	$47	15.7%

Europe	418	373	45	12.1%

Rest of World	262	201	61	30.3%

United States

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the quarter following periods of lower demand resulting from the COVID-19 pandemic. As a result, organic sales increased by 4.8% as compared to the same prior year period. The increase in net sales also included a benefit of 14.8% from acquisitions offset by a reduction of 5.3% due to divestitures of non-strategic businesses and discontinued products.

Europe

The increase in net sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to overall higher volumes during the quarter following periods of lower demand resulting from the COVID-19 pandemic. As a result, organic sales increased by 8.1% as compared to the same prior year period. Net sales for the quarter ended March 31, 2021 was also positively impacted by 8.6% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 4.6% due to divestitures of non-strategic businesses and discontinued products.

Rest of World

The increase in net sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to the negative impact in the comparative quarter of 2020 from the COVID-19 pandemic. During the three months ended March 31, 2020, the Company started to experience a decline in sales volume during March due to the COVID-19 pandemic, particularly in China and other Asian markets. As a result, organic sales increased by 30.8% as compared to the same prior year period. Net sales for the quarter ended March 31, 2021 was also positively impacted by 5.0% due to the weakening of the U.S. dollar as compared to the same prior year period, as well as a benefit of 0.1% from acquisitions offset by a reduction of 5.6% due to divestitures of non-strategic businesses and discontinued products.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$579	$468	$111	23.7%

Gross profit as a percentage of net sales	56.4%	53.5%

Gross profit as a percentage of net sales increased by 290 basis points for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by favorable mix and the increase in net sales for higher margin products.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$385	$359	$26	7.2%
Research and development expenses ("R&D")	37	34	3	8.8%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	3	43	(40)	NM

SG&A as a percentage of net sales	37.5%	41.1%
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales decreased 360 basis points for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by greater absorption of expenses due to higher sales as well as continued expense discipline.

R&D Expenses

The increase in R&D expenses from the comparable quarter of prior year was primarily due to an increase in spending on product development initiatives particularly in our Technology & Equipment businesses and in research investments specific to our recent acquisitions of Byte and Datum Dental.

Goodwill Impairment

There were no impairments recorded in the three months ended March 31, 2021. During the three months ended March 31, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million.

Restructuring and Other Cost

In connection with the various restructuring initiatives, as described earlier, the Company recorded restructuring costs of $3 million for the three months ended March 31, 2021.

During the three months ended March 31, 2020, the Company recorded $2 million of restructuring costs and $41 million of other costs, which consisted primarily of impairment charges of $39 million related to indefinite-lived intangible assets within the Technologies & Equipment segment driven by a decline in forecasted sales as a result of the COVID-19 pandemic as well as an unfavorable change in the discount rate.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change

Net interest expense	$14	$7	$7
Other expense (income), net	(9)	(2)	(7)
Net interest and other expense	$5	$5	$—

The increase in net interest expense was due to higher average debt levels during the three months ended March 31, 2021 compared to the prior year period.

The increase in other expense (income), net for the three months ended March 31, 2021 was primarily due to a $13 million gain on a sale of a business during the three months ended March 31, 2021.

Income Taxes and Net Income (Loss)

	Three Months Ended March 31,
(in millions, except per share data and percentages)	2021	2020	$ Change

Provision for income taxes	$32	$10	$22

Effective income tax rate	21.5%	(7.7)%

Net income (loss) attributable to Dentsply Sirona	$117	$(140)	$257

Provision for income taxes

For the three months ended March 31, 2021, the provision for income taxes was $32 million as compared to a provision of $10 million during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company recorded $1 million of tax benefit for other discrete tax matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

During the three months ended March 31, 2020, the Company recorded $6 million tax expense for other discrete matters. The Company also recorded a $11 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

Segment Results

Net Sales

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$597	$520	$77	14.8%

Consumables	430	354	76	21.5%

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$126	$111	$15	13.5%

Consumables	150	62	88	141.9%

Technologies & Equipment

The increase in net sales occurred across all dental businesses and was the result of overall higher volumes during the first quarter partly due to demand recovery from the impact of the COVID-19 pandemic, partially offset by decreased sales in the Healthcare business. As a result, organic sales increased 5.8% as compared to the same prior year period, driven primarily by the Equipment & Instruments and Implants businesses. Net sales were also positively impacted by approximately 5.7% due to the weakening of the U.S. dollar over the prior year period, as well as a benefit of 8.6% from acquisitions offset by a reduction of 5.3% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by the increase in net sales as well as continued expense discipline.

Consumables

The increase in net sales occurred across all regions and was primarily due to overall higher volumes during the first quarter partly due to demand recovery from the impact in 2020 from the COVID-19 pandemic. As a result, organic sales increased 21.2% as compared to the same prior year period, primarily driven by the Endodontic, Restorative, and Preventive businesses. Net sales were also positively impacted by approximately 4.6% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 4.3% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by favorable mix including increased volumes for higher margin products, and continued expense discipline.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the three months ended March 31, 2021 was $49 million, an increase of $59 million as compared to a use of $10 million during the three months ended March 31, 2020. This increase was driven primarily by the higher cash flow impact of net income in the current period. Additionally, cash collections during the comparative three-month period of 2020 were adversely impacted by the onset of the COVID-19 pandemic late in the quarter.

For the three months ended March 31, 2021, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 2 day to 56 days as compared to 54 days at December 31, 2020. On a constant currency basis, the number of days of sales in inventory increased by 11 days to 113 days at March 31, 2021 as compared to 102 days at December 31, 2020. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first three months of 2021 included net cash paid for acquisitions of $92 million and capital expenditures of $30 million, offset by the receipt of $19 million in net cash from the sale of a non-core business. The Company expects critical capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2021.

Cash used in financing activities for the three months ended March 31, 2021 was primarily related to net share repurchases of $90 million and dividend payments of $22 million. Financing inflows consisted of proceeds from the exercise of stock options of $33 million and additional short-term borrowings of $30 million, primarily through the Company's commercial paper program.

The Company’s overall cash and cash equivalents decreased by $120 million to $318 million during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company repurchased approximately 1.5 million shares under its open market share repurchase plan for a cost of $90 million at a weighted average price of $60.62. Including prior year repurchases, the total amount repurchased under this authorization is $740 million leaving $260 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings decreased by a net $26 million during the three months ended March 31, 2021, driven by $60 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2021 and December 31, 2020, the Company's ratio of total net debt to total capitalization was 28.2% and 27.0%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents, and total capitalization as the sum of net debt plus equity.

In response to the COVID-19 pandemic, the Company previously took actions during the course of 2020 to strengthen its liquidity and financial flexibility. See the Company's most recently filed Form 10-K for more information.

At March 31, 2021, the Company had a borrowing capacity of $1,139 million available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of its credit facilities.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At March 31, 2021, the Company was in compliance with these covenants and expects to remain in compliance with all covenants over the next twelve months.

At March 31, 2021, the Company held $54 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metals at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At March 31, 2021, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2020.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

At March 31, 2021, the Company had $260 million available under the stock repurchase program. During the three months ended March 31, 2021, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

January 1, 2021 to January 31, 2021	—	$—	$—	$350
February 1, 2021 to February 28, 2021	—	—	—	350
March 1, 2021 to March 31, 2021	1.5	60.62	90	260
	1.5	$—	$90

Item 6 – Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	May 6, 2021
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	May 6, 2021
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer