Form 10-Q
period 2021-06-30
DENTSPLY SIRONA Inc.
filed 2021-08-05
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 3, 2021, DENTSPLY SIRONA Inc. had 218,550,601 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$1,067	$491	$2,094	$1,365
Cost of products sold	469	315	917	721

Gross profit	598	176	1,177	644
Selling, general, and administrative expenses	398	261	783	620
Research and development expenses	40	18	77	52
Goodwill impairment	—	—	—	157
Restructuring and other costs	5	1	8	44

Operating income (loss)	155	(104)	309	(229)

Other income and expenses:
Interest expense, net	16	11	30	18
Other expense (income), net	5	5	(4)	3

Income (loss) before income taxes	134	(120)	283	(250)
Provision (benefit) for income taxes	35	(24)	67	(14)

Net income (loss)	99	(96)	216	(236)

Less: Net income (loss) attributable to noncontrolling interest	—	(1)	—	(1)

Net income (loss) attributable to Dentsply Sirona	$99	$(95)	$216	$(235)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.45	$(0.44)	$0.99	$(1.07)
Diluted	$0.45	$(0.44)	$0.98	$(1.07)

Weighted average common shares outstanding:
Basic	218.4	218.7	218.6	219.8
Diluted	220.7	218.7	220.8	219.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$99	$(96)	$216	$(236)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	37	75	(62)	(44)
Net gain (loss) on derivative financial instruments	4	(8)	9	(3)
Pension liability gain	2	1	6	3
Total other comprehensive income (loss), net of tax	43	68	(47)	(44)

Total comprehensive income (loss)	142	(28)	169	(280)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$142	$(28)	$169	$(280)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$332	$438
Accounts and notes receivables-trade, net	678	673
Inventories, net	539	466
Prepaid expenses and other current assets	236	214
Total Current Assets	1,785	1,791

Property, plant, and equipment	769	791
Operating lease right-of-use assets, net	184	176
Identifiable intangible assets, net	2,488	2,504
Goodwill	4,033	3,986
Other noncurrent assets	119	94
Total Assets	$9,378	$9,342

Liabilities and Equity
Current Liabilities:
Accounts payable	$281	$305
Accrued liabilities	621	653
Income taxes payable	44	60
Notes payable and current portion of long-term debt	305	299
Total Current Liabilities	1,251	1,317

Long-term debt	1,946	1,978
Operating lease liabilities	139	130
Deferred income taxes	415	393
Other noncurrent liabilities	550	554
Total Liabilities	4,301	4,372

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2021 and December 31, 2020
218.5 million and 218.7 million shares outstanding at June 30, 2021 and December 31, 2020
Capital in excess of par value	6,638	6,604
Retained earnings	1,402	1,233
Accumulated other comprehensive loss	(511)	(464)
Treasury stock, at cost, 46.0 million and 45.8 million shares at June 30, 2021 and December 31, 2020, respectively	(2,458)	(2,409)
Total Dentsply Sirona Equity	5,074	4,967

Noncontrolling interests	3	3
Total Equity	5,077	4,970
Total Liabilities and Equity	$9,378	$9,342
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,233	$(464)	$(2,409)	$4,967	$3	$4,970
Net income	—	—	117	—	—	117	—	117
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends ($0.1000 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,328	$(554)	$(2,468)	$4,927	$3	$4,930
Net income	—	—	99	—	—	99	—	99
Other comprehensive income	—	—	—	43	—	43	—	43
Exercise of stock options	—	3	—	—	9	12	—	12
Stock based compensation expense	—	19	—	—	—	19	—	19
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends ($0.1100 per share)	—	—	(25)	—	—	(25)	—	(25)
Balance at June 30, 2021	$3	$6,638	$1,402	$(511)	$(2,458)	$5,074	$3	$5,077

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$3	$6,587	$1,404	$(600)	$(2,301)	$5,093	$2	$5,095
Net loss	—	—	(140)	—	—	(140)	—	(140)
Other comprehensive loss	—	—	—	(112)	—	(112)	—	(112)
Exercise of stock options	—	—	—	—	4	4	—	4
Stock based compensation expense	—	9	—	—	—	9	—	9
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Treasury shares purchased	—	(28)	—	—	(112)	(140)	—	(140)
Restricted stock unit distributions	—	(15)	—	—	9	(6)	—	(6)
Cash dividends ($0.1000 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2020	$3	$6,554	$1,242	$(712)	$(2,399)	$4,688	$2	$4,690
Net loss	—	—	(95)	—	—	(95)	(1)	(96)
Other comprehensive income	—	—	—	68	—	68	—	68
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	10	—	—	—	10	—	10
Treasury shares purchased	—	28	—	—	(28)	—	—	—
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends ($0.1000 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at June 30, 2020	$3	$6,576	$1,125	$(644)	$(2,416)	$4,644	$1	$4,645
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$216	$(236)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64	65
Amortization of intangible assets	112	94
Goodwill impairment	—	157
Indefinite-lived intangible asset impairment	—	39
Deferred income taxes	(6)	(32)
Stock based compensation expense	32	19
Other non-cash expense	20	4
(Gain) loss on sale of non-strategic businesses and product lines	(13)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(17)	269
Inventories, net	(77)	(1)
Prepaid expenses and other current assets	(22)	33
Other noncurrent assets	(8)	6
Accounts payable	(28)	(89)
Accrued liabilities	(10)	(140)
Income taxes	(8)	(15)
Other noncurrent liabilities	8	(9)
Net cash provided by operating activities	263	164

Cash flows from investing activities:
Capital expenditures	(66)	(39)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(241)	—
Cash received on sale of non-strategic businesses or product lines	27	—
Cash received on derivative contracts	—	58
Proceeds from sale of property, plant, and equipment	1	1
Net cash (used in) provided by investing activities	(279)	20

Cash flows from financing activities:
Proceeds (repayments) on short-term borrowings, net	6	(1)
Cash paid for treasury stock	(90)	(140)
Cash dividends paid	(44)	(44)
Proceeds from long-term borrowings, net of deferred financing costs	13	1,442
Repayments on long-term borrowings, net	—	(701)
Proceeds from exercised stock options	45	6
Cash paid on derivative contracts	—	(31)
Other financing activities, net	(8)	(3)
Net cash (used in) provided by financing activities	(78)	528
Effect of exchange rate changes on cash and cash equivalents	(12)	(8)
Net (decrease) increase in cash and cash equivalents	(106)	704
Cash and cash equivalents at beginning of period	438	405
Cash and cash equivalents at end of period	$332	$1,109

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

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein, are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2020, except as may be indicated below. Certain prior period amounts within the Consolidated Statements of Operations have been reclassified in order to conform with the current year presentation of separately reported Research and development expenses.

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

Revenue Recognition

At June 30, 2021, the Company had $47 million of deferred revenue recorded predominantly in Accrued liabilities in the Consolidated Balance Sheets, with an immaterial portion recorded in Other noncurrent liabilities. The Company expects to recognize significantly all of this deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $14 million at June 30, 2021 and $18 million at December 31, 2020.

Inventory

As of June 30, 2021, all of the Company's inventories were determined by the first-in, first-out (“FIFO”) or average cost methods. As of the end of the first quarter of 2021, the Company had $1 million of inventories accounted for under the Last in first out (“LIFO”) method of inventory costing. Effective as of the beginning of the second quarter, the method of accounting for these inventories was changed from LIFO to FIFO. This change in accounting is preferable as the value of inventory for which cost was previously determined using a LIFO cost flow assumption has declined from prior years due to changes in the business, and it also allows for a more consistent methodology being utilized across the Company, and provides improved comparability with industry peers. The change in accounting principle was recognized during the second quarter of 2021 by adjusting these inventories to cost as determined using the FIFO method, resulting in an increase in inventories of $4 million and a corresponding reduction to Cost of products sold in the Company's Consolidated Statements of Operations. The impact of this change is not material to the Company’s financial position as of December 31, 2020, the Company’s results of operations for any previously reported prior periods nor is the cumulative effect of the change material to the results of operations for the second quarter of 2021. Therefore, prior period amounts have not been retrospectively adjusted.

Goodwill & Intangible Assets

Effective 2021 and prospectively, the Company will perform its required annual goodwill impairment test as of April 1 rather than on April 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s strategic business planning process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

Additional information related to the annual impairment test is provided in Note 13, Goodwill and Intangible Assets.

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

NOTE 2 – STOCK COMPENSATION

Total stock based compensation expense for non-qualified stock options, restricted stock units ("RSU"), and the tax related benefit for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2021	2020	2021	2020

Stock option expense	$1	$2	$3	$3
RSU expense	18	8	29	16
Total stock based compensation expense	$19	$10	$32	$19

Related deferred income tax benefit	$2	$1	$4	$2

The amount of stock compensation expense recorded in Cost of products sold, Selling, general, and administrative expense, and Research and development expense in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2021	2020	2021	2020

Cost of products sold	$2	$1	$2	$1
Selling, general, and administrative expense	16	9	29	18
Research and development expense	1	—	1	—
Total stock based compensation expense	$19	$10	$32	$19

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the six months ended June 30, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive loss	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
Other comprehensive income before reclassifications and tax impact	31	3	1	—	35
Tax benefit (expense)	6	(2)	(1)	—	3
Other comprehensive income, net of tax, before reclassifications	37	1	—	—	38
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive income	37	4	—	2	43
Balance, net of tax, at June 30, 2021	$(249)	$(23)	$(112)	$(127)	$(511)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)
Other comprehensive (loss) income before reclassifications and tax impact	(117)	(16)	25	—	(108)
Tax (expense) benefit	(2)	4	(8)	—	(6)
Other comprehensive (loss) income, net of tax, before reclassifications	(119)	(12)	17	—	(114)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	2	2
Net (decrease) increase in other comprehensive loss	(119)	(12)	17	2	(112)
Balance, net of tax, at March 31, 2020	$(487)	$(23)	$(84)	$(118)	$(712)
Other comprehensive income (loss) before reclassifications and tax impact	77	—	(15)	—	62
Tax (expense) benefit	(2)	—	7	—	5
Other comprehensive income (loss), net of tax, before reclassifications	75	—	(8)	—	67
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1	1
Net increase (decrease) in other comprehensive loss	75	—	(8)	1	68
Balance, net of tax, at June 30, 2020	$(412)	$(23)	$(92)	$(117)	$(644)

These amounts are recorded in AOCI, net of any related tax adjustments. At June 30, 2021 and December 31, 2020, the cumulative tax adjustments were $193 million and $216 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $113 million and $25 million at June 30, 2021 and December 31, 2020, respectively, and cumulative losses on loans designated as hedges of net investments of $135 million and $162 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 were insignificant.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 were as follows:

Basic Earnings (Loss) Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$99	$(95)	$216	$(235)

Weighted average common shares outstanding	218.4	218.7	218.6	219.8

Earnings (loss) per common share - basic	$0.45	$(0.44)	$0.99	$(1.07)

Diluted Earnings (Loss) Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$99	$(95)	$216	$(235)

Weighted average common shares outstanding	218.4	218.7	218.6	219.8
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2.3	—	2.2	—
Total weighted average diluted shares outstanding	220.7	218.7	220.8	219.8

Earnings (loss) per common share - diluted	$0.45	$(0.44)	$0.98	$(1.07)

The calculation of weighted average diluted common shares outstanding excluded 0.7 million and 1.0 million of potentially diluted common shares because the Company reported a net loss for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2021, the Company excluded from the computation of weighted average diluted shares outstanding 0.5 million and 0.7 million of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three and six months ended June 30, 2020, the company excluded 4.2 million and 3.1 million equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

During the six months ended June 30, 2021, the Company repurchased approximately 1.5 million shares pursuant to its open market shares repurchase plan for a net cost of $90 million at an average price of $60.62.

NOTE 5 – BUSINESS COMBINATIONS

Acquisitions

2021 Transactions

On June 1, 2021, the effective date of the transaction, the Company paid $132 million to acquire substantially all of the assets of Propel Orthodontics LLC, a privately-held company based in New York and California. Propel Orthodontics manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices to orthodontists and their patients primarily within the clear aligner market. The acquisition is expected to further accelerate the growth and profitability of the Company's combined clear aligners business.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Propel Orthodontics acquisition were as follows:

(in millions)

Other current assets	$4
Intangible assets	64
Current liabilities	(1)
Net assets acquired	67
Goodwill	65
Purchase consideration	$132

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $65 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$64	10
Total	$64

On January 21, 2021, the effective date of the transaction, the Company paid $94 million with the potential for additional earn-out provision payments of up to $10 million, to acquire 100% of the outstanding shares of Datum Dental, Ltd., a privately-held producer and distributor of specialized regenerative dental material based in Israel. The fair value of the earn-out provision has been valued at $9 million as of the transaction date, resulting in a total purchase price of $103 million.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Datum acquisition were as follows:

(in millions)

Cash and cash equivalents	$2
Other current assets	2
Intangible assets	76
Current liabilities	(2)
Other long-term assets (liabilities), net	(14)
Net assets acquired	64
Goodwill	39
Purchase consideration	$103

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the first six months of 2021 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	15
In-process R&D	10	Indefinite
Total	$76

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

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Byte acquisition for the year ended December 31, 2020 were as follows:

(in millions)

Cash and cash equivalents	$14
Current assets	17
Intangible assets	416
Current liabilities	(28)
Net assets acquired	419
Goodwill	626
Purchase consideration	$1,045

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, which resulted in the recording of $626 million in goodwill. The amount of goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company, including alignment with the Company’s existing clear aligner business, and is deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the first six months of 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $5 million.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Non-compete agreements	$16	5
Technology know-how	210	10
Tradenames and trademarks	190	20
Total	$416

The results of operations for the Byte, Datum, and Propel businesses upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended June 30, 2021 and 2020, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Investments in Affiliates

On June 4, 2021, the effective date of the transaction, the Company paid $16 million to acquire a minority interest in a privately-held provider of healthcare consumables. The Company records this investment and subsequent profit or losses under equity method accounting within Other noncurrent assets.

Divestitures

On April 1, 2021, the Company disposed of certain orthodontics businesses based in Japan previously included as part of the Technologies and Equipment segment in exchange for a cash receipt of $8 million. The divestiture resulted in an immaterial loss recorded in Other expense (income), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2021.

On February 1, 2021, the Company disposed of an investment casting business previously included as part of the Consumables segment in exchange for a cash receipt of $19 million. The divestiture resulted in a pre-tax gain of $13 million recorded in Other expense (income), net in the Consolidated Statements of Operations for the six months ended June 30, 2021.

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

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

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

The Company’s segment information for the three and six months ended June 30, 2021 and 2020 was as follows:

Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment	$622	$304	$1,219	$824
Consumables	445	187	875	541
Total net sales	$1,067	$491	$2,094	$1,365

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment (a)	$135	$(4)	$261	$107
Consumables (a)	154	(17)	304	45
Segment adjusted operating income (loss)	289	(21)	565	152

Reconciling items expense (income):
All other (b)	70	35	132	84
Goodwill impairment	—	—	—	157
Restructuring and other costs	5	1	8	44
Interest expense, net	16	11	30	18
Other expense (income), net	5	5	(4)	3
Amortization of intangible assets	56	47	111	94
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	3	—	5	2
Income (loss) before income taxes	$134	$(120)	$283	$(250)
(a) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $7 million for the three and six months June 30, 2020, respectively, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting in the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2021	December 31, 2020

Finished goods	$336	$264
Work-in-process	76	68
Raw materials and supplies	127	134
Inventories, net	$539	$466

The Company's inventory reserve was $93 million and $117 million at June 30, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

During the three and six months ended June 30, 2021, the Company recorded net restructuring and other costs of $7 million and $8 million, respectively, which consists of severance and other restructuring costs of $8 million and $11 million offset by adjustments to inventory reserves of $1 million and $3 million, respectively.

During the three and six months ended June 30, 2020, the Company recorded restructuring and other costs of $1 million and $44 million, respectively, which consists of asset impairments of $39 million for the six months ended, and severance costs of $1 million and $5 million for the periods respectively.

The details of total restructuring and other costs for the three and six months ended June 30, 2021 and 2020 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended		Six Months Ended
(in millions)	2021	2020	2021	2020

Cost of products sold	$(1)	$—	$(3)	$—
Selling, general, and administrative expenses	3	—	3	—
Restructuring and other costs	5	1	8	44
Total restructuring and other costs	$7	$1	$8	$44

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company recorded total expenses of approximately $57 million related to these actions which consists primarily of inventory write-downs of approximately $28 million, accelerated depreciation of approximately $14 million, and severance costs of approximately $10 million. For the six months ended June 30, 2021, the Company made a $3 million adjustment related to inventory reserves and recorded severance costs of $1 million. The Company expects nearly all of the remaining restructuring charges to be completed by the first quarter of 2022.

The Company’s restructuring accruals at June 30, 2021 were as follows:

	Severance
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$12	$17	$—	$29
Provisions	2	4	5	11
Amounts applied	(8)	(5)	(1)	(14)
Change in estimates	(1)	(1)	—	(2)
Balance at June 30, 2021	$5	$15	$4	$24

	Other Restructuring Costs
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$3	$2	$—	$5
Provisions	1	—	2	3
Amounts applied	(1)	(1)	(1)	(3)
Balance at June 30, 2021	$3	$1	$1	$5

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2020	Provisions	Amounts Applied	Change in Estimates	June 30, 2021

Technologies & Equipment	$16	$5	$(6)	$—	$15
Consumables	17	6	(9)	(2)	12
All Other	1	3	(2)	—	2
Total	$34	$14	$(17)	$(2)	$29
The associated restructuring liabilities are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

NOTE 9 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert fixed rate debt into variable rate debt or variable rate debt to fixed rate debt. The Company does not hold derivative instruments for trading or speculative purposes.

Derivative Instruments

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2021 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$350	$272
Total derivative instruments designated as cash flow hedges	$350	$272

Hedges of Net Investments
Foreign exchange forward contracts	$95	$47
Cross currency basis swaps	312	312
Total derivative instruments designated as hedges of net investments	$407	$359

Fair Value Hedges
Foreign exchange forward contracts	$243	$125
Total derivative instruments designated as fair value hedges	$243	$125

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$258	$258
Total derivative instruments not designated as hedges	$258	$258

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

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At June 30, 2021, the Company expects to reclassify $6 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive (Loss) Income.

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The contracts have quarterly maturity dates through March 31, 2023.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and six months ended June 30, 2021 and 2020 were insignificant.

Derivative Instrument Activity

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Costs of products sold, Interest expense, net, and Other expense (income), net in the Company's Consolidated Statement of Operations related to all derivative instruments for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(1)	$1
Interest rate swaps	(27)	Interest expense, net	(2)	—
Total for cash flow hedging	$(24)		$(3)	$1

Hedges of Net Investments
Cross currency basis swaps	$(2)	Interest expense, net	$—	$2
Foreign exchange forward contracts	3	Other expense (income), net	—	—
Total for net investment hedging	$1		$—	$2

Fair Value Hedges
Foreign exchange forward contracts	$—	Other expense (income), net	$—	$(4)
Total for fair value hedging	$—		$—	$(4)

	Three Months Ended June 30, 2020
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$2	Cost of products sold	$—	$1
Interest rate swaps	(2)	Interest expense, net	—	—
Total for cash flow hedging	$—		$—	$1

Hedges of Net Investments
Cross currency basis swaps	$(5)	Interest expense, net	$—	$2
Foreign exchange forward contracts	(10)	Other expense (income), net	—	1
Total for net investment hedging	$(15)		$—	$3

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets, Costs of products sold, Interest expense, net, and Other expense (income), net in the Company's Consolidated Statement of Operations related to all derivative instruments for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(3)	Cost of products sold	$(2)	$1
Interest rate swaps	(27)	Interest expense, net	(3)	—
Total for cash flow hedging	$(30)		$(5)	$1

Hedges of Net Investments
Cross currency basis swaps	$7	Interest expense, net	$—	$4
Foreign exchange forward contracts	3	Other expense (income), net	—	—
Total for net investment hedging	$10		$—	$4

Fair Value Hedges
Foreign exchange forward contracts	$—	Other expense (income), net	$—	12
Total for fair value hedging	$—		$—	$12

	Six Months Ended June 30, 2020
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$4	Cost of products sold	$(1)	$2
Interest rate swaps	(20)	Interest expense, net	1	—
Total for cash flow hedging	$(16)		$—	$2

Hedges of Net Investments
Cross currency basis swaps	$3	Interest expense, net	$—	$5
Foreign exchange forward contracts	7	Other expense (income), net	—	6
Total for net investment hedging	$10		$—	$11

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income (Loss).

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$8	$7	$5	$1
Cross currency basis swaps	—	—	12	—
Total	$8	$7	$17	$1

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$3	$—
Total	$1	$—	$3	$—

	December 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$2	$10	$3
Cross currency basis swaps	—	—	20	—
Total	$5	$2	$30	$3

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$2	$—
Total	$3	$—	$2	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$16	$—	$16	$(10)	$—	$6
Total assets	$16	$—	$16	$(10)	$—	$6

Liabilities
Foreign exchange forward contracts	$9	$—	$9	$(6)	$—	$3
Cross currency basis swaps	12	—	12	(3)	—	9
Total liabilities	$21	$—	$21	$(9)	$—	$12

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9	$—	$9	$(9)	$—	$—
Total assets	$9	$—	$9	$(9)	$—	$—

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$—	$—	$15
Interest rate swaps	20	—	20	(7)	—	13
Total liabilities	$35	$—	$35	$(7)	$—	$28

NOTE 10 – FAIR VALUE MEASUREMENT

The Company estimated the fair value and carrying value of its total long term debt, including current portion was $2,411 million and $2,251 million, respectively, at June 30, 2021. At December 31, 2020, the Company estimated the fair value and carrying value of this debt were $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at June 30, 2021 and December 31, 2020 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$16	$—	$16	$—
Total assets	$16	$—	$16	$—

Liabilities
Cross currency basis swaps	$12	$—	$12	$—
Foreign exchange forward contracts	9	—	9	—
Contingent considerations on acquisitions	12	—	—	12
Total liabilities	$33	$—	$21	$12

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10	$—	$10	$—
Total assets	$10	$—	$10	$—

Liabilities
Cross currency basis swaps	$20	$—	$20	$—
Foreign exchange forward contracts	15	—	15	—
Contingent considerations on acquisitions	5	—	—	5
Total liabilities	$40	$—	$35	$5

There have been no transfers between levels during the six months ended June 30, 2021.

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

Other Tax Matters

During the three months ended June 30, 2021, the Company recorded $3 million of tax expense for other discrete tax matters.

During the three months ended June 30, 2020, the Company recorded $1 million of tax expense for discrete tax matters.

NOTE 12 – FINANCING ARRANGEMENTS

At June 30, 2021, the Company had $744 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At June 30, 2021 and December 31, 2020, there were no outstanding borrowings under the multi-currency revolving credit facility. The company had no outstanding borrowings under the commercial paper facility at June 30, 2021 and December 31, 2020.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At June 30, 2021, the Company was in compliance with all affirmative and negative debt covenants.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company conducted its annual goodwill and indefinite-lived intangible assets impairment test as of April 1, 2021. Based on the Company's 2021 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceed their respective carrying values, resulting in no impairment.
The fair values of reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. Intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method, or using a qualitative assessment. A change in any of the estimates and assumptions used in the annual test, a decline in the overall markets or in the use of intangible assets among other factors, could have a material adverse effect to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.
Subsequent to the annual impairment test, as of June 30, 2021, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become impaired during the course of the quarter, and concluded that there were no such indicators.
During the first six months ended June 30, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic, the Company recorded a goodwill impairment charge of $157 million related to the goodwill associated with the Technologies & Equipment segment. Additionally, during the same first six months of 2020, the Company recorded an indefinite-lived intangible asset impairment charge of $39 million within the Technologies & Equipment segment which was driven by a decline in forecasted sales as a result of the COVID-19 pandemic and an unfavorable change in the discount rate.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2020	$3,092	$894	$3,986
Acquisition related additions (a)	103	—	103
Translation and other	(47)	(9)	(56)
Balance at June 30, 2021	$3,148	$885	$4,033
(a) Refer to Note 5, "Business Combinations" for more information regarding recent acquisitions.

The gross carrying amount of goodwill and the cumulative goodwill impairment were as follows:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount

Technologies & Equipment	$6,041	$(2,893)	$3,148	$5,985	$(2,893)	$3,092
Consumables	885	—	885	894	—	894
Total effect of cumulative impairment	$6,926	$(2,893)	$4,033	$6,879	$(2,893)	$3,986

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,715	$(724)	$991	$1,681	$(677)	$1,004
Tradenames and trademarks	271	(74)	197	273	(70)	203
Licensing agreements	36	(31)	5	37	(30)	7
Customer relationships	1,186	(524)	662	1,142	(494)	648
Total definite-lived	$3,208	$(1,353)	$1,855	$3,133	$(1,271)	$1,862

Indefinite-lived tradenames and trademarks	$623	$—	$623	$642	$—	$642
In-process R&D (a)	10	—	10	—	—	—
Total indefinite-lived	$633	$—	$633	$642	$—	$642

Total identifiable intangible assets	$3,841	$(1,353)	$2,488	$3,775	$(1,271)	$2,504
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones which were not yet deemed probable at June 30, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court is expected to dismiss the lawsuit. The parties to Olivares and Holt are in the process of finalizing the settlement terms, and the parties will then seek court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of June 30, 2021.

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

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021. Briefing on the motion to dismiss was fully submitted on May 21, 2021, and that motion is currently pending before the Court.

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

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $49 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court in a pending case. The Company intends to vigorously defend its position and pursue related appeals.

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

Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. Future minimum annual payments for inventory purchase commitments were immaterial as of June 30, 2021.

NOTE 15 – SUBSEQUENT EVENTS

On July 1, 2021, the effective date of the transaction, the Company paid $10 million to acquire the remaining interest in the dental business of a partially owned affiliate based in Switzerland that primarily develops highly specialized software with a focus on CAD/CAM systems. The Company is in the process of determining fair values of assets acquired and liabilities assumed.

On July 1, 2021, the Company entered into variable interest rate swaps with a notional amount of $250 million, which effectively converts a portion of the underlying fixed rate of 3.3% on the $750 million Senior Notes due June 2030 to a variable interest rate. Of the $250 million notional amount, $100 million has a term of five-years maturing on June 1, 2026 and $150 million has a term of nine-years maturing on March 1, 2030.

On July 2, 2021, the Company entered into a cross currency basis swap totaling a notional amount of $300 million which matures on June 3, 2030. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts a portion of the $750 million bond coupon from 3.3% to 1.7%, which will result in a net reduction of interest expense in 2021.

On July 2, 2021 the Company pre-paid the fixed rate Senior Notes totaling $296 million that were scheduled to mature on August 16, 2021 using cash and short-term commercial paper.

On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program, up to $1.0 billion. Share repurchases will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part I, “Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2020. See Part II, Item 1A, "Risk Factors" of this Form 10-Q for any updated risk factors.

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

The impact of COVID-19 and the Company’s response

Information pertaining to the impact of the COVID-19 pandemic on the Company's operations and financial results during the course of 2020 as well as the Company's overall response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Updates to that summary of impact for the six months ended June 30, 2021 are as follows:

•Continuing the trend from the last three quarters, the Company has continued to see demand improve and dental patient traffic normalize in major markets. Certain markets including regions of Southeast Asia and South America have experienced setbacks in demand in the second quarter as a result of renewed COVID-19 infections from recent variants of the virus. While most government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown. It is also uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions, or whether a resurgence of the virus may have an impact on demand in affected markets.

•The Company's COVID-19 infection crisis management process implemented in 2020 remains in effect, and there have been no significant disruptions to operations as a result of infections. During the course of the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or financial impact to the results for the six months ended June 30, 2021.

•The Company previously undertook various initiatives during the second quarter of 2020, to ensure its ongoing liquidity which included, among other actions, entering into a $310 million revolving credit facility on April 9, 2020, a 40 million euro revolving credit on May 5, 2020, a 30 million euro revolving credit facility on May 12, 2020 and 3.3 billion Japanese yen revolving credit facility on June 11, 2020. These additional short-term facilities were entered into in an abundance of caution and have all expired as planned as of June 30, 2021.

•During the second quarter the Company has continued to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

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

Restructuring Announcement

In November 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business. The goal of the restructuring is to drive annualized net sales growth of 3% to 4% and adjusted operating income margins of 22% by the end of 2022 as well as achieve net annual cost savings of $200 million to $225 million by 2021. In July 2020, the Board of Directors of the Company approved an expansion of this plan that is intended to further optimize the Company’s product portfolio and reduces operating expenses. The product portfolio optimization has resulted in the divestiture or closure of certain underperforming businesses. The operating expense reductions will come as a result of additional leverage from continued integration and simplification of the business. The Company had initially anticipated one-time expenditures and charges of approximately $275 million yielding annual cost savings of $200 million to $225 million by 2021. The program expansion is expected to result in total charges of approximately $375 million and annual cost savings of approximately $250 million. The Company expects that these expanded actions will result in incremental global headcount reductions of 6% to 7% in addition to the original projections of 6% to 8%. Since November 2018, the Company has incurred expenditures of approximately $321 million under this program, of which, approximately $123 million were non-cash charges. These amounts include the charges for the portfolio shaping initiatives announced on August 6, 2020 which are further discussed below.

As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record total restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs related to these actions. The Company estimates that $45 million to $55 million of these restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. The Company has recorded expenses of approximately $57 million related to these actions, of which approximately $47 million were non-cash charges. For the six months ended June 30, 2021, the Company made a $3 million adjustment related to inventory reserves and paid $1 million in severance costs. The Company expects nearly all of the remaining restructuring charges to be completed by the first quarter of 2022.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also compares net sales on an organic sales basis, which is a Non-GAAP measure.

The Company defines "organic sales" as net sales excluding: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture, (2) net sales attributable to discontinued product lines in both the current and prior year periods, and (3) the impact of foreign currency translation, which is calculated by comparing current-period sales to prior-period sales, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

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

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,067	$491	$576	117.3%

Net sales for the three months ended June 30, 2021 were $1,067 million, an increase of $576 million or 117.3% from the three months ended June 30, 2020. The increase in net sales was attributable to increased volumes in both the Technologies & Equipment and Consumables segments due to a recovery in demand from the impact of the COVID-19 pandemic. As a result, organic sales increased 104.6% as compared to the same prior year period.

Net sales were also positively impacted by approximately 10.7% due to the weakening of the U.S. dollar as compared to the same prior year period as well as a benefit of 11.9% from acquisitions offset by a reduction of 9.9% due to divestitures of non-strategic businesses and discontinued products.

Net Sales by Region

Net sales by geographic region were as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

United States	$366	$131	$235	179.4%

Europe	431	216	215	99.5%

Rest of World	270	144	126	87.5%

United States

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended June 30, 2021 due to the recovery in demand from the COVID-19 pandemic. As a result, organic sales increased by 145.8% as compared to the same prior year period. The increase in net sales also included a benefit of 43.6% from acquisitions offset by a reduction of 11.8% due to divestitures of non-strategic businesses and discontinued products.

Europe

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended June 30, 2021 due to the recovery in demand from the COVID-19 pandemic. As a result, organic sales increased by 91.8% as compared to the same prior year period. Net sales for the quarter ended June 30, 2021 was also positively impacted by 15.6% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 7.9% due to divestitures of non-strategic businesses and discontinued products.

Rest of World

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended June 30, 2021 due to a recovery in demand from the COVID-19 pandemic. As a result, organic sales increased by 86.2% as compared to the same prior year period. Net sales for three months ended June 30, 2021 was also positively impacted by 11.4% due to the weakening of the U.S. dollar as compared to the same prior year period, as well as a benefit of 0.8% from acquisitions offset by a reduction of 10.9% due to divestitures of non-strategic businesses and discontinued products.

Gross Profit

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$598	$176	$422	239.8%

Gross profit as a percentage of net sales	56.0%	35.8%

For the three months ended June 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including an increase in net sales for higher margin products, as compared to the same period ended June 30, 2020.

Operating Expenses

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$398	$261	$137	52.5%
Research and development expenses ("R&D")	40	18	22	122.2%
Restructuring and other costs	5	1	4	NM

SG&A as a percentage of net sales	37.3%	53.2%
R&D as a percentage of net sales	3.7%	3.7%
NM - Not meaningful

SG&A Expenses

For the three months ended June 30, 2021, the decrease in SG&A expenses as a percentage of net sales was primarily driven by greater absorption of expenses due to higher sales as well as continued expense discipline, as compared to the same period ended June 30, 2020.

R&D Expenses

For the three months ended June 30, 2021, the increase in R&D expenses from the comparable quarter of the prior year was primarily driven by significant spend controls put in place in 2020 in response to the COVID-19 pandemic. As a percentage of sales, R&D expenses were flat year-over-year. The Company intends to continue to increase its investment and the ratio of R&D expense to net sales over time.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $5 million for the three months ended June 30, 2021 compared to $1 million for the three months ended June 30, 2020.

In connection with the various restructuring initiatives, as described earlier, the Company recorded $9 million of restructuring costs and a benefit of $4 million in other costs for the three months ended June 30, 2021. For the three months ended June 30, 2020, the Company recorded $2 million of restructuring costs and a benefit of $1 million in other costs.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change

Net interest expense	$16	$11	$5
Other expense (income), net	5	5	—

Net interest and other expense (income)	$21	$16	$5

Net Interest Expense

The increase in net interest expense was due to higher average debt levels during for the three months ended June 30, 2021 compared to the prior year period.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change

Provision (benefit) for income taxes	$35	$(24)	$59

Effective income tax rate	26.1%	(20.0)%

Net income (loss) attributable to Dentsply Sirona	$99	$(95)	$194

Provision (benefit) for income taxes

For the three months ended June 30, 2021, the provision for income taxes was $35 million as compared to a benefit of $24 million during the three months ended June 30, 2020.

During the three months ended June 30, 2021, the Company recorded $3 million of tax expense for other discrete tax matters.

During the three months ended June 30, 2020, the Company recorded $1 million of tax expense for other discrete tax matters.

The increase in the effective tax rate is primarily from an increase in mix of higher-taxed foreign income and additional U.S. tax on foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

Segment Results

Net Sales

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$622	$304	$318	104.6%

Consumables	445	187	258	138.0%

Segment Adjusted Operating Income (a)

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment (b)	$135	$(4)	$139	NM

Consumables (b)	154	(17)	171	NM
NM - Not meaningful
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $7 million for the three months June 30, 2020, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

Technologies & Equipment

The increase in net sales occurred across all dental businesses and resulted from overall higher volumes during the three months ended June 30, 2021 due to a recovery in demand from the COVID-19 pandemic. As a result, organic sales increased 85.2% as compared to the same prior year period, driven primarily by the Equipment & Instruments, Digital Dentistry, and Implants businesses. Net sales were also positively impacted by approximately 10.4% due to the weakening of the U.S. dollar over the prior year period, as well as a benefit of 19.0% from acquisitions offset by a reduction of 10.0% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by the increase in net sales as well as continued expense discipline.

Consumables

The increase in net sales occurred across all regions and resulted from overall higher volumes during the three months ended June 30, 2021 due to a recovery in demand from the COVID-19 pandemic. As a result, organic sales increased 135.3% as compared to the same prior year period, primarily driven by the Endodontic, Restorative, and Preventive businesses. Net sales were also positively impacted by approximately 11.2% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 8.5% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by the increase in net sales as well as favorable mix including increased volumes for higher margin products, and continued expense discipline.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Net Sales

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$2,094	$1,365	$729	53.4%

Net sales for the six months ended June 30, 2021 were $2,094 million, an increase of $729 million or 53.4% from the six months ended June 30, 2020. The increase in net sales was attributable to both the Technologies & Equipment and Consumables segments which were affected by overall higher volumes primarily due to a recovery in demand from the impact of the COVID-19 pandemic. During the six months ended June 30, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume beginning in March and extending through June due to the onset of the pandemic. As a result, organic sales increased 45.3% in the first six months of 2021 relative to the comparative period.

Net sales were also positively impacted by approximately 7.2% due to the weakening of the U.S. dollar as compared to the same prior year period as well as a benefit of 7.7% from acquisitions offset by a reduction of 6.8% due to divestitures of non-strategic businesses and discontinued products.

Net Sales by Region

Net sales by geographic region were as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

United States	$713	$431	$282	65.4%

Europe	849	589	260	44.1%

Rest of World	532	345	187	54.2%

United States

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the six months ended June 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic. As a result, organic sales increased by 47.6% as compared to the same prior year period. The increase in net sales also included a benefit of 23.6% from acquisitions offset by a reduction of 7.3% due to divestitures of non-strategic businesses and discontinued products.

Europe

The increase in net sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to overall higher volumes during the six months ended June 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic. As a result, organic sales increased by 38.9% as compared to the same prior year period. Net sales for the quarter ended June 30, 2021 was also positively impacted by 11.1% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 5.9% due to divestitures of non-strategic businesses and discontinued products.

Rest of World

The increase in net sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the six months ended June 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic. During the six months ended June 30, 2020, the Company experienced a decline in sales volume beginning in March and extending through June due to the COVID-19 pandemic, particularly in China and other Asian markets. As a result, organic sales increased by 53.5% as compared to the same prior year period. Net sales for the six months ended June 30, 2021 was also positively impacted by 7.7% due to the weakening of the U.S. dollar as compared to the same prior year period, as well as a benefit of 0.8% from acquisitions offset by a reduction of 7.8% due to divestitures of non-strategic businesses and discontinued products.

Gross Profit

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$1,177	$644	$533	82.8%

Gross profit as a percentage of net sales	56.2%	47.2%

For the six months ended June 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including the increase in net sales for higher margin products, as compared to the same period ended June 30, 2020.

Operating Expenses

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$783	$620	$163	26.3%
Research and development expenses ("R&D")	77	52	25	48.1%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	8	44	(36)	NM

SG&A as a percentage of net sales	37.4%	45.4%
R&D as a percentage of net sales	3.7%	3.8%
NM - Not meaningful

SG&A Expenses

For the six months ended June 30, 2021, the decrease in SG&A expenses as a percentage of net sales was primarily driven by greater absorption of expenses due to higher sales as well as continued expense discipline, as compared to the same period ended June 30, 2020.

R&D Expenses

For the six months ended June 30, 2021, the increase in R&D expense from the comparable six month period of the prior year was primarily driven by significant spend controls put into place in 2020 in response to the COVID-19 pandemic, increased investment on product development initiatives particularly in the Company's Technology & Equipment segment, and in research investments specific to our recent acquisitions of Byte and Datum Dental. The Company intends to continue to increase its investment and the ratio of R&D expense to net sales over time.

Goodwill Impairment

There were no impairments recorded in the six months ended June 30, 2021. During the six months ended June 30, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $8 million for the six months ended June 30, 2021 compared to $44 million for the six months ended June 30, 2020.

In connection with the various restructuring initiatives, as described earlier, the Company recorded $12 million of restructuring costs and a benefit of $4 million in other costs for the six months ended June 30, 2021.

During the six months ended June 30, 2020, the Company recorded $5 million of restructuring costs and $39 million in other costs, which consisted primarily of impairment charges of $39 million related to indefinite-lived intangible assets within the Technologies & Equipment segment driven by a decline in forecasted sales as a result of the COVID-19 pandemic as well as an unfavorable change in the discount rate.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2021	2020	Change

Net interest expense	$30	$18	$12
Other expense (income), net	(4)	3	(7)
Net interest and other expense	$26	$21	$5

The increase in net interest expense was due to higher average debt levels during the six months ended June 30, 2021 compared to the prior year period. As noted in Part I, Item 1, Note 15, Subsequent Events, in July 2021 the Company entered into a cross currency basis swap which effectively converts a portion of the Company's $750 million bond coupon from 3.3% to 1.7%. Also in July 2021, the Company entered into variable interest rate swaps which convert a portion of the $750 million Senior Notes from a fixed rate of 3.3% into a variable interest rate. Together, these instruments are expected to result in a net reduction of interest expense for the remainder of 2021.

Income Taxes and Net Income (Loss)

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change

Provision (benefit) for income taxes	$67	$(14)	$81

Effective income tax rate	23.7%	(5.6)%

Net income (loss) attributable to Dentsply Sirona	$216	$(235)	$451

Provision (benefit) for income taxes

For the six months ended June 30, 2021, the provision for income taxes was $67 million as compared to a tax benefit of $14 million during the six months ended June 30, 2020.

During the six months ended June 30, 2021, the Company recorded $2 million of tax expense for other discrete tax matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

During the six months ended June 30, 2020, the Company recorded $7 million of tax expense for other discrete matters. The Company also recorded a $11 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge.

The increase in the effective tax rate is primarily from an increase in mix of higher-taxed foreign income and additional U.S. tax on foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

Segment Results

Net Sales

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$1,219	$824	$395	47.9%

Consumables	875	541	334	61.7%

Segment Adjusted Operating Income (a)

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment (b)	$261	$107	$154	143.9%

Consumables (b)	304	45	259	575.6%
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $7 million for the six months June 30, 2020, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

Technologies & Equipment

The increase in net sales occurred across all dental businesses and was the result of overall higher volumes during the six months ended primarily due to demand recovery from the impact of the COVID-19 pandemic. As a result, organic sales increased 35.0% as compared to the same prior year period, driven primarily by the Equipment & Instruments and Implants businesses. Net sales were also positively impacted by approximately 7.4% due to the weakening of the U.S. dollar over the prior year period, as well as a benefit of 12.7% from acquisitions offset by a reduction of 7.2% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by the increase in net sales as well as continued expense discipline.

Consumables

The increase in net sales occurred across all regions and was the result of overall higher volumes during the six months ended primarily due to demand recovery from the impact of the COVID-19 pandemic. As a result, organic sales increased 60.6% as compared to the same prior year period, primarily driven by the Endodontic, Restorative, and Preventive businesses. Net sales were also positively impacted by approximately 6.9% due to the weakening of the U.S. dollar as compared to the same prior year period, offset by a reduction of 5.8% due to divestitures of non-strategic businesses and discontinued products.

The adjusted operating income increase was primarily driven by favorable mix including increased volumes for higher margin products, and continued expense discipline.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2020 other than those changes explained in Part I, Item 1, Note 1, Significant Accounting Policies, in the Notes of the Unaudited Consolidated Financial Statements of this Form 10-Q.

Goodwill Impairment

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company's reporting units are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350.

Effective 2021 and prospectively, the Company will perform its required annual goodwill impairment test as of April 1 rather than on April 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s strategic business planning process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

For the fiscal year 2021, the Company performed its goodwill impairment test as of April 1, 2021 and elected to bypass the qualitative assessment and performed a quantitative assessment. The Company did not record any goodwill impairment during the first six months of 2021. During the comparative first six months of 2020, the Company recorded a goodwill impairment charge of $157 million associated with one reporting unit within the Technologies & Equipment segment.

In conjunction with its annual goodwill impairment test, the Company applied a hypothetical sensitivity analysis to each of its reporting units by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. All of the Company's reporting units passed the hypothetical tests without the fair value being reduced below carrying value, and therefore it is noted that there are currently no reporting units deemed at risk of being impaired based on the sensitivity analysis.

To determine the fair value of the reporting units, the Company used a discounted cash flow model which utilizes both internal and market-based data as its valuation technique. The discounted cash flow model uses five-to-ten year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit's business. These assumptions were developed in consideration of current market conditions. The Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions.

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. The Company performed this annual impairment test as of April 1, 2021 in conjunction with the goodwill impairment annual test.

The Company did not record any indefinite-lived intangible asset impairment during the first six months of 2021. During the comparative first six months of 2020, the Company recorded an indefinite-lived intangible asset impairment charge of $39 million within the Technologies & Equipment segment.

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

The Company also applied a hypothetical sensitivity analysis as part of the annual impairment test of indefinite-lived intangibles. It was noted that if the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points as of April 1st, 2021, the fair value of these assets would still exceed their book value and currently none of the indefinite-lived intangible assets would be considered at risk based on the sensitivity analysis.

The determination of fair value involves uncertainties around the forecasted cash flows as it requires management to make assumptions and apply judgement to estimate future business expectations. Those future expectations include, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product development changes for these reporting units. The Company also considers the current and projected market and economic conditions amid the ongoing pandemic for the dental industry both in the U.S. and globally, when determining its assumptions.

A change in any of these estimates and assumptions used in the annual test, as well as unfavorable changes in the ongoing COVID-19 pandemic, or in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and the indefinite-lived tangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill and indefinite-lived assets impairment testing will not result in a material adverse impact to the Company’s results of operations.

Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes of the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the six months ended June 30, 2021 was $263 million, an increase of $99 million as compared to $164 million during the six months ended June 30, 2020. This increase was driven primarily by the higher cash collections in the current period, offset by changes in working capital including a build in inventory during the current period to meet recovered demand.

For the six months ended June 30, 2021, on a constant currency basis, the number of days of sales outstanding in accounts receivable increased by 2 day to 56 days as compared to 54 days at December 31, 2020. On a constant currency basis, the number of days of sales in inventory increased by 11 days to 113 days at June 30, 2021 as compared to 102 days at December 31, 2020. The Company calculates “constant currency basis” by removing the impact of foreign currency translation, which is calculated by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first six months of 2021 included net cash paid for acquisitions of $241 million and capital expenditures of $66 million, offset by the receipt of $27 million in net cash from the sale of a non-core business. The Company expects critical capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2021.

Cash used in financing activities for the six months ended June 30, 2021 was primarily related to net share repurchases of $90 million and dividend payments of $44 million. Financing inflows consisted of proceeds from the exercise of stock options of $45 million and additional borrowings of $19 million.

The Company’s overall cash and cash equivalents decreased by $106 million to $332 million during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company repurchased approximately 1.5 million shares under its open market share repurchase plan for a cost of $90 million at a weighted average price of $60.62. Including prior year repurchases, the total amount repurchased under this authorization is $740 million leaving approximately $260 million available to be repurchased. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's total borrowings decreased by a net $26 million during the six months ended June 30, 2021, driven by $45 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2021 and December 31, 2020, the Company's ratio of total net debt to total capitalization was 27.4% and 27.0%, respectively. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents, and total capitalization as the sum of net debt plus equity.

In response to the COVID-19 pandemic, the Company previously took actions during the course of 2020 to strengthen its liquidity and financial flexibility. See the Company's most recently filed Form 10-K for more information.

At June 30, 2021, the Company had a borrowing capacity of $744 million available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of its credit facilities.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At June 30, 2021, the Company was in compliance with these covenants and expects to remain in compliance with all covenants over the next twelve months.

At June 30, 2021, the Company held $52 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metals at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2021, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

At June 30, 2021, the Company had $260 million available under the stock repurchase program. During the three months ended June 30, 2021, the Company had no repurchases of common shares under the repurchase program. Additionally, On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program, up to $1.0 billion.

Item 6 – Exhibits

Exhibit Number	Description
18	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
18.1	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	August 5, 2021
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	August 5, 2021
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer