Form 10-Q
period 2021-09-30
DENTSPLY SIRONA Inc.
filed 2021-11-04
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 2, 2021, DENTSPLY SIRONA Inc. had 218,607,026 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$1,069	$895	$3,163	$2,260
Cost of products sold	478	453	1,395	1,174

Gross profit	591	442	1,768	1,086
Selling, general, and administrative expenses	394	315	1,177	935
Research and development expenses	35	27	112	79
Goodwill impairment	—	—	—	157
Restructuring and other costs	3	18	11	62

Operating income (loss)	159	82	468	(147)

Other income and expenses:
Interest expense, net	13	14	43	32
Other expense (income), net	8	1	4	4

Income (loss) before income taxes	138	67	421	(183)
Provision (benefit) for income taxes	35	13	102	(1)

Net income (loss)	103	54	319	(182)

Less: Net income attributable to noncontrolling interest	—	1	—	—

Net income (loss) attributable to Dentsply Sirona	$103	$53	$319	$(182)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.47	$0.25	$1.46	$(0.83)
Diluted	$0.47	$0.25	$1.45	$(0.83)

Weighted average common shares outstanding:
Basic	218.6	218.5	218.6	219.4
Diluted	220.5	219.2	220.7	219.4

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$103	$54	$319	$(182)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(68)	84	(130)	40
Net gain (loss) on derivative financial instruments	10	(19)	19	(22)
Pension liability gain	2	2	8	5
Total other comprehensive (loss) income, net of tax	(56)	67	(103)	23

Total comprehensive income (loss)	47	121	216	(159)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$47	$121	$216	$(159)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$281	$438
Accounts and notes receivables-trade, net	748	673
Inventories, net	532	466
Prepaid expenses and other current assets	243	214
Total Current Assets	1,804	1,791

Property, plant, and equipment	771	791
Operating lease right-of-use assets, net	183	176
Identifiable intangible assets, net	2,402	2,504
Goodwill	4,000	3,986
Other noncurrent assets	128	94
Total Assets	$9,288	$9,342

Liabilities and Equity
Current Liabilities:
Accounts payable	$276	$305
Accrued liabilities	641	653
Income taxes payable	58	60
Notes payable and current portion of long-term debt	151	299
Total Current Liabilities	1,126	1,317

Long-term debt	1,925	1,978
Operating lease liabilities	139	130
Deferred income taxes	413	393
Other noncurrent liabilities	560	554
Total Liabilities	4,163	4,372

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2021 and December 31, 2020
218.6 million and 218.7 million shares outstanding at September 30, 2021 and December 31, 2020
Capital in excess of par value	6,659	6,604
Retained earnings	1,481	1,233
Accumulated other comprehensive loss	(567)	(464)
Treasury stock, at cost, 45.9 million and 45.8 million shares at September 30, 2021 and December 31, 2020, respectively	(2,454)	(2,409)
Total Dentsply Sirona Equity	5,122	4,967

Noncontrolling interests	3	3
Total Equity	5,125	4,970
Total Liabilities and Equity	$9,288	$9,342
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,233	$(464)	$(2,409)	$4,967	$3	$4,970
Net income	—	—	117	—	—	117	—	117
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,328	$(554)	$(2,468)	$4,927	$3	$4,930
Net income	—	—	99	—	—	99	—	99
Other comprehensive income	—	—	—	43	—	43	—	43
Exercise of stock options	—	3	—	—	9	12	—	12
Stock based compensation expense	—	19	—	—	—	19	—	19
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends ($0.11 per share)	—	—	(25)	—	—	(25)	—	(25)
Balance at June 30, 2021	$3	$6,638	$1,402	$(511)	$(2,458)	$5,074	$3	$5,077
Net income	—	—	103	—	—	103	—	103
Other comprehensive (loss) income	—	—	—	(56)	—	(56)	—	(56)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	23	—	—	—	23	—	23
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Restricted stock unit distributions	—	(4)	—	—	2	(2)	—	(2)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.11 per share)	—	—	(23)	—	—	(23)	—	(23)
Balance at September 30, 2021	$3	$6,659	$1,481	$(567)	$(2,454)	$5,122	$3	$5,125

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont.)
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$3	$6,587	$1,404	$(600)	$(2,301)	$5,093	$2	$5,095
Net loss	—	—	(140)	—	—	(140)	—	(140)
Other comprehensive loss	—	—	—	(112)	—	(112)	—	(112)
Exercise of stock options	—	—	—	—	4	4	—	4
Stock based compensation expense	—	9	—	—	—	9	—	9
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Treasury shares purchased	—	(28)	—	—	(112)	(140)	—	(140)
Restricted stock unit distributions	—	(15)	—	—	9	(6)	—	(6)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2020	$3	$6,554	$1,242	$(712)	$(2,399)	$4,688	$2	$4,690
Net loss	—	—	(95)	—	—	(95)	(1)	(96)
Other comprehensive income	—	—	—	68	—	68	—	68
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	10	—	—	—	10	—	10
Treasury shares purchased	—	28	—	—	(28)	—	—	—
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at June 30, 2020	$3	$6,576	$1,125	$(644)	$(2,416)	$4,644	$1	$4,645
Net income	—	—	53	—	—	53	1	54
Other comprehensive income	—	—	—	67	—	67	—	67
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at September 30, 2020	$3	$6,592	$1,156	$(577)	$(2,413)	$4,761	$2	$4,763
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$319	$(182)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	94	104
Amortization of intangible assets	167	143
Goodwill impairment	—	157
Indefinite-lived intangible asset impairment	—	39
Deferred income taxes	(11)	(53)
Stock based compensation expense	54	36
Other non-cash expense	12	9
(Gain) loss on sale of non-strategic businesses and product lines	(14)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(98)	149
Inventories, net	(82)	74
Prepaid expenses and other current assets	(27)	50
Other noncurrent assets	(12)	8
Accounts payable	(39)	(65)
Accrued liabilities	41	(73)
Income taxes	11	(10)
Other noncurrent liabilities	20	(14)
Net cash provided by operating activities	435	372

Cash flows from investing activities:
Capital expenditures	(101)	(60)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(248)	(2)
Cash received on sale of non-strategic businesses or product lines	27	—
Cash received on derivative contracts	1	58
Cash paid on derivative contracts	—	(1)
Proceeds from sale of property, plant, and equipment	2	—
Net cash used in investing activities	(319)	(5)

Cash flows from financing activities:
Proceeds (repayments) on short-term borrowings, net	147	(1)
Cash paid for treasury stock	(90)	(140)
Cash dividends paid	(68)	(66)
Cash paid for acquisition of noncontrolling interest of consolidated subsidiary	—	(2)
Proceeds from long-term borrowings, net of deferred financing costs	15	1,449
Repayments on long-term borrowings, net	(297)	(701)
Deferred financing costs	—	(6)
Proceeds from exercised stock options	47	6
Cash paid on derivative contracts	—	(31)
Other financing activities, net	(11)	(4)
Net cash (used in) provided by financing activities	(257)	504
Effect of exchange rate changes on cash and cash equivalents	(16)	(4)
Net (decrease) increase in cash and cash equivalents	(157)	867
Cash and cash equivalents at beginning of period	438	405
Cash and cash equivalents at end of period	$281	$1,272
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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of Net sales and expense during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

At September 30, 2021, the Company had $43 million of deferred revenue recorded predominantly in Accrued liabilities in the Consolidated Balance Sheets, with an immaterial portion recorded in Other noncurrent liabilities. The Company expects to recognize substantially all of this deferred revenue within the next 12 months.

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $14 million at September 30, 2021 and $18 million at December 31, 2020.

Inventory

As of September 30, 2021, all of the Company's inventories were determined by the first-in, first-out (“FIFO”) or average cost methods. As of the end of the first quarter of 2021, the Company had $1 million of inventories accounted for under the last-in first-out (“LIFO”) method of inventory costing. Effective as of the beginning of the second quarter, the method of accounting for these inventories was changed from LIFO to FIFO. This change in accounting is preferable as the value of inventory for which cost was previously determined using a LIFO cost flow assumption has declined from prior years due to changes in the business, it allows for a more consistent methodology to be utilized across the Company, and provides improved comparability with industry peers. The change in accounting principle was recognized during the second quarter of 2021 by adjusting these inventories to cost as determined using the FIFO method, resulting in an increase in inventories of $4 million and a corresponding reduction to Cost of products sold in the Company's Consolidated Statements of Operations. The impact of this change was not material to the Company’s financial position as of December 31, 2020, or the Company’s results of operations for any previously reported prior periods nor is the cumulative effect of the change material to the results of operations for the six months ended June 30, 2021. Therefore, prior period amounts have not been retrospectively adjusted.

Goodwill & Intangible Assets

Effective 2021 and prospectively, the Company is performing its required annual goodwill impairment test as of April 1 rather than as of April 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s strategic business planning process. This change did not result in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

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

NOTE 2 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Cost of products sold	$2	$—	$4	$1
Selling, general, and administrative expense	19	15	48	33
Research and development expense	1	1	2	1
Total stock based compensation expense	$22	$16	$54	$35

Related deferred income tax benefit	$2	$2	$6	$4

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the nine months ended September 30, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive loss	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
Other comprehensive income before reclassifications and tax impact	31	3	1	—	35
Tax benefit (expense)	6	(2)	(1)	—	3
Other comprehensive income, net of tax, before reclassifications	37	1	—	—	38
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive income	37	4	—	2	43
Balance, net of tax, at June 30, 2021	$(249)	$(23)	$(112)	$(127)	$(511)
Other comprehensive (loss) income before reclassifications and tax impact	(59)	6	3	—	(50)
Tax expense	(9)	(1)	(1)	—	(11)
Other comprehensive (loss) benefit, net of tax, before reclassifications	(68)	5	2	—	(61)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive (loss) income	(68)	8	2	2	(56)
Balance, net of tax, at September 30, 2021	$(317)	$(15)	$(110)	$(125)	$(567)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)
Other comprehensive (loss) income before reclassifications and tax impact	(117)	(16)	25	—	(108)
Tax (expense) benefit	(2)	4	(8)	—	(6)
Other comprehensive (loss) income, net of tax, before reclassifications	(119)	(12)	17	—	(114)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	2	2
Net (decrease) increase in other comprehensive income	(119)	(12)	17	2	(112)
Balance, net of tax, at March 31, 2020	$(487)	$(23)	$(84)	$(118)	$(712)
Other comprehensive income (loss) before reclassifications and tax impact	77	—	(15)	—	62
Tax (expense) benefit	(2)	—	7	—	5
Other comprehensive income (loss)\, net of tax, before reclassifications	75	—	(8)	—	67
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1	1
Net increase (decrease) in other comprehensive income	75	—	(8)	1	68
Balance, net of tax, at June 30, 2020	$(412)	$(23)	$(92)	$(117)	$(644)
Other comprehensive income (loss) before reclassifications and tax impact	67	(3)	(17)	—	47
Tax benefit (expense)	17	(2)	2	—	17
Other comprehensive income (loss), net of tax, before reclassifications	84	(5)	(15)	—	64
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	—	2	3
Net increase (decrease) in other comprehensive income	84	(4)	(15)	2	67
Balance, net of tax, at September 30, 2020	$(328)	$(27)	$(107)	$(115)	$(577)

At September 30, 2021 and December 31, 2020, the cumulative tax adjustments were $182 million and $216 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $113 million and $25 million at September 30, 2021 and December 31, 2020, respectively, and cumulative losses on loans designated as hedges of net investments of $204 million and $162 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were insignificant.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 were as follows:

Basic Earnings (Loss) Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$103	$53	$319	$(182)

Weighted average common shares outstanding	218.6	218.5	218.6	219.4

Earnings (loss) per common share - basic	$0.47	$0.25	$1.46	$(0.83)

Diluted Earnings (Loss) Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$103	$53	$319	$(182)

Weighted average common shares outstanding	218.6	218.5	218.6	219.4
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.9	0.7	2.1	—
Total weighted average diluted shares outstanding	220.5	219.2	220.7	219.4

Earnings (loss) per common share - diluted	$0.47	$0.25	$1.45	$(0.83)

For the three and nine months ended September 30, 2021, the Company excluded from the computation of weighted average diluted shares outstanding 0.9 million and 0.9 million, respectively, of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three and nine months ended September 30, 2020, the Company excluded 3.5 million and 3.2 million, respectively, of equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

The calculation of weighted average diluted common shares outstanding excluded 0.9 million of potentially diluted common shares because the Company reported a net loss for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company repurchased approximately 1.5 million shares pursuant to its open market shares repurchase plan for a net cost of $90 million at an average price of $60.62.

On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program, up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

NOTE 5 – BUSINESS COMBINATIONS

Acquisitions

2021 Transactions

On July 1, 2021, the effective date of the transaction, the Company paid $7 million to acquire the remaining interest in the dental business of a partially owned affiliate based in Switzerland that primarily develops highly specialized software with a focus on CAD/CAM systems. The acquisition is expected to further accelerate the development of the Company's specialized software related to CAD/CAM systems.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets and $1 million of Other long-term liabilities. The purchase price and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $5 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company and is not expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

In-process R&D	$3	Indefinite
Total	$3
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

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Propel Orthodontics acquisition were as follows:

(in millions)

Other current assets	$4
Intangible assets	66
Current liabilities	(1)
Net assets acquired	69
Goodwill	63
Purchase consideration	$132

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during three months ended September 30, 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	10
Total	$66

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

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the first nine months of 2021 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

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

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, which resulted in the recording of $626 million in goodwill. The amount of goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company, including alignment with the Company’s existing clear aligner business, and is deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the first nine months of 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $5 million.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Non-compete agreements	$16	5
Technology know-how	210	10
Tradenames and trademarks	190	20
Total	$416

The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended September 30, 2021 and 2020, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Investments in Affiliates

On June 4, 2021, the effective date of the transaction, the Company paid $16 million to acquire a minority interest in a U,K.-based, privately-held provider of healthcare consumables. The Company records this investment and subsequent profit or losses under equity method accounting within Other noncurrent assets.

Divestitures

On April 1, 2021, the Company disposed of certain orthodontics businesses based in Japan previously included as part of the Technologies and Equipment segment in exchange for a cash receipt of $8 million. The divestiture resulted in an immaterial loss recorded in Other expense (income), net in the Consolidated Statements of Operations for the nine months ended September 30, 2021.

On February 1, 2021, the Company disposed of an investment casting business previously included as part of the Consumables segment in exchange for a cash receipt of $19 million. The divestiture resulted in a pre-tax gain of $13 million recorded in Other expense (income), net in the Consolidated Statements of Operations for the nine months ended September 30, 2021.

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

The Company’s segment information for the three and nine months ended September 30, 2021 and 2020 was as follows:

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment	$629	$504	$1,848	$1,328
Consumables	440	391	1,315	932
Total net sales	$1,069	$895	$3,163	$2,260

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment (a)	$148	$127	$409	$234
Consumables (a)	135	115	439	160
Segment adjusted operating income (loss)	283	242	848	394

Reconciling items expense (income):
All other (b)	66	91	198	175
Goodwill impairment	—	—	—	157
Restructuring and other costs	3	18	11	62
Interest expense, net	13	14	43	32
Other expense (income), net	8	1	4	4
Amortization of intangible assets	56	49	167	143
Depreciation and other adjustments resulting from the fair value step-up of property, plant, and equipment from business combinations	(1)	2	4	4
Income (loss) before income taxes	$138	$67	$421	$(183)
(a) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $33 million and $34 million for the three and nine months ended September 30, 2020, respectively, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting in the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2021	December 31, 2020

Finished goods	$327	$264
Work-in-process	73	68
Raw materials and supplies	132	134
Inventories, net	$532	$466

The Company's inventory reserve was $89 million and $117 million at September 30, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

During the three and nine months ended September 30, 2021, the Company recorded net restructuring and other costs of $6 million and $14 million, respectively, which consists of severance and other restructuring costs of $6 million and $17 million, respectively, offset by adjustments to inventory reserves of $3 million for the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, the Company recorded restructuring and other costs of $52 million and $96 million, respectively, which consists of inventory write-downs of $25 million for both the three and nine months ended, severance costs of $16 million and $21 million, respectively, accelerated depreciation of $9 million for both the three and nine months ended, and asset impairments of $2 million and $41 million, respectively.

The details of total restructuring and other costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Cost of products sold	$—	$33	$(3)	$33
Selling, general, and administrative expenses	3	1	6	1
Restructuring and other costs	3	18	11	62
Total restructuring and other costs	$6	$52	$14	$96

Restructuring Programs and Accruals

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business (the "2020 Plan"). The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company recorded total expenses of approximately $58 million related to these actions which consists primarily of inventory write-downs of approximately $28 million, accelerated depreciation of approximately $14 million, and severance costs of approximately $11 million. For the nine months ended September 30, 2021, the Company made a $3 million adjustment related to inventory reserves and recorded severance costs of $2 million. The Company expects nearly all of the remaining restructuring charges to be completed by the first quarter of 2022.

The Company’s restructuring accruals at September 30, 2021 were as follows:

	Severance
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$12	$17	$—	$29
Provisions	2	4	7	13
Amounts applied	(8)	(11)	(3)	(22)
Change in estimates	(1)	(5)	—	(6)
Balance at September 30, 2021	$5	$5	$4	$14

	Other Restructuring Costs
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$3	$2	$—	$5
Provisions	2	3	3	8
Amounts applied	(2)	(4)	(2)	(8)
Change in estimate	—	(1)	—	(1)
Balance at September 30, 2021	$3	$—	$1	$4

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2020	Provisions	Amounts Applied	Change in Estimates	September 30, 2021

Technologies & Equipment	$16	$6	$(13)	$(5)	$4
Consumables	17	12	(14)	(2)	13
All Other	1	3	(3)	—	1
Total	$34	$21	$(30)	$(7)	$18
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

Derivative Instruments

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2021 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$323	$246
Total derivative instruments designated as cash flow hedges	$323	$246

Hedges of Net Investments
Foreign exchange forward contracts	$185	$93
Cross currency basis swaps	309	—
Total derivative instruments designated as hedges of net investments	$494	$93

Fair Value Hedges
Interest Rate Swaps	$250	$—
Foreign exchange forward contracts	217	134
Total derivative instruments designated as fair value hedges	$467	$134

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$342	$342
Total derivative instruments not designated as hedges	$342	$342

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

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At September 30, 2021, the Company expects to reclassify $1 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive (Loss) Income.

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

On July 1, 2021, the Company entered into variable interest rate swaps with a notional amount of $250 million, which effectively converts a portion of the underlying fixed rate of 3.3% on the $750 million Senior Notes due June 2030 to a variable interest rate. Of the $250 million notional amount, $100 million has a term of five-years maturing on June 1, 2026 and $150 million has a term of nine years maturing on March 1, 2030.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and nine months ended September 30, 2021 and 2020 were insignificant.

Derivative Instrument Activity

The amount of gains and losses recorded in the Company's Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$6	Cost of products sold	$(2)	$—
Interest rate swaps	—	Interest expense, net	(1)	—
Total for cash flow hedging	$6		$(3)	$—

Hedges of Net Investments
Cross currency basis swaps	$(1)	Interest expense, net	$—	$1
Foreign exchange forward contracts	4	Other expense (income), net	—	—
Total for net investment hedging	$3		$—	$1

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$1
Foreign exchange forward contracts	—	Other expense (income), net	—	6
Total for fair value hedging	$—		$—	$7

	Three Months Ended September 30, 2020
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(6)	Cost of products sold	$1	$1
Interest rate swaps	3	Interest expense, net	(2)	—
Total for cash flow hedging	$(3)		$(1)	$1

Hedges of Net Investments
Cross currency basis swaps	$(17)	Interest expense, net	$—	$2
Total for net investment hedging	$(17)		$—	$2

The amount of gains and losses recorded in AOCI in the Consolidated Balance Sheets and Consolidated Statement of Operations related to all derivative instruments for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30, 2021
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(4)	$1
Interest rate swaps	—	Interest expense, net	(4)	—
Total for cash flow hedging	$3		$(8)	$1

Hedges of Net Investments
Cross currency basis swaps	$6	Interest expense, net	$—	$5
Foreign exchange forward contracts	7	Other expense (income), net	—	—
Total for net investment hedging	$13		$—	$5

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$1
Foreign exchange forward contracts	—	Other expense (income), net	—	18
Total for fair value hedging	$—		$—	$19

	Nine Months Ended September 30, 2020
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(2)	Cost of products sold	$2	$2
Interest rate swaps	(17)	Interest expense, net	(3)	—
Total for cash flow hedging	$(19)		$(1)	$2

Hedges of Net Investments
Cross currency basis swaps	$(13)	Interest expense, net	$—	$7
Foreign exchange forward contracts	6	Other expense (income), net	—	6
Total for net investment hedging	$(7)		$—	$13

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$13	$11	$2	$—
Interest rate swaps	3	—	—	5
Cross currency basis swaps	3	—	—	14
Total	$19	$11	$2	$19

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$2	$—
Total	$1	$—	$2	$—

	December 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$2	$10	$3
Cross currency basis swaps	—	—	20	—
Total	$5	$2	$30	$3

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$2	$—
Total	$3	$—	$2	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$25	$—	$25	$(10)	$—	$15
Interest rate swaps	3	—	3	(3)	—	—
Cross currency basis swaps	3	—	3	(3)	—	—
Total assets	$31	$—	$31	$(16)	$—	$15

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(3)	$—	$1
Interest rate swaps	5	—	5	(3)	—	2
Cross currency basis swaps	14	—	14	(10)	—	4
Total liabilities	$23	$—	$23	$(16)	$—	$7

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9	$—	$9	$(9)	$—	$—
Total assets	$9	$—	$9	$(9)	$—	$—

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$—	$—	$15
Interest rate swaps	20	—	20	(7)	—	13
Total liabilities	$35	$—	$35	$(7)	$—	$28

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt was $2,227 million and $2,076 million, respectively, at September 30, 2021. At December 31, 2020, the estimated fair value and carrying value were $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at September 30, 2021 and December 31, 2020 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$3	$—	$3	$—
Cross currency basis swaps	3	—	3	—
Foreign exchange forward contracts	25	—	25	—
Long-term debt	2	—	2	—
Total assets	$33	$—	$33	$—

Liabilities
Interest rate swaps	$5	$—	$5	$—
Cross currency basis swaps	14	—	14	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	11	—	—	11
Total liabilities	$34	$—	$23	$11

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10	$—	$10	$—
Total assets	$10	$—	$10	$—

Liabilities
Cross currency basis swaps	$20	$—	$20	$—
Foreign exchange forward contracts	15	—	15	—
Contingent considerations on acquisitions	5	—	—	5
Total liabilities	$40	$—	$35	$5

There have been no transfers between levels during the nine months ended September 30, 2021.

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

Other Tax Matters

During the three months ended September 30, 2021, the Company recorded $4 million of tax expense for discrete tax matters.

During the three months ended September 30, 2020, the Company recorded $2 million of tax expense for discrete tax matters.

NOTE 12 – FINANCING ARRANGEMENTS

At September 30, 2021, the Company had $607 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company's commercial paper program. At September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company had $139 million outstanding borrowings under the commercial paper facility at September 30, 2021 and no outstanding borrowings under the commercial paper facility at December 31, 2020. As of September 30, 2021, the weighted-average interest rate for this short-term debt was 0.2%.

On July 2, 2021 the Company pre-paid the fixed rate Senior Notes totaling $296 million that were scheduled to mature on August 16, 2021 using cash and short-term commercial paper.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At September 30, 2021, the Company was in compliance with all affirmative and negative debt covenants.

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
Subsequent to the annual impairment test, as of September 30, 2021, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become impaired during the course of the quarter, and concluded that there were no such indicators.

During the three months ended March 31, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic, the Company recorded a goodwill impairment charge of $157 million related to the goodwill associated with the Technologies & Equipment segment. Additionally, during the three months ended March 31, 2020, the Company recorded an indefinite-lived intangible asset impairment charge of $39 million within the Technologies & Equipment segment which was driven by a decline in forecasted sales as a result of the COVID-19 pandemic and an unfavorable change in the discount rate.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2020
Goodwill	$5,985	$894	$6,879
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,092	$894	$3,986

Acquisition related additions (a)	107	—	107
Translation and other	(140)	47	(93)

Balance at September 30, 2021
Goodwill	$5,952	$941	$6,893
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,059	$941	$4,000
(a) Refer to Note 5, "Business Combinations" for more information regarding recent acquisitions.

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,752	$(743)	$1,009	$1,681	$(677)	$1,004
Tradenames and trademarks	269	(76)	193	273	(70)	203
Licensing agreements	36	(31)	5	37	(30)	7
Customer relationships	1,105	(533)	572	1,142	(494)	648
Total definite-lived	$3,162	$(1,383)	$1,779	$3,133	$(1,271)	$1,862

Indefinite-lived tradenames and trademarks	$610	$—	$610	$642	$—	$642
In-process R&D (a)	13	—	13	—	—	—
Total indefinite-lived	$623	$—	$623	$642	$—	$642

Total identifiable intangible assets	$3,785	$(1,383)	$2,402	$3,775	$(1,271)	$2,504
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet deemed probable at September 30, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of September 30, 2021.

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

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $49 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court. Subsequently, the Swedish Tax Authority has conceded in pending court proceedings that the Company should be granted further interest expense deductions, but still claims that interest expense deductions incurring a maximum additional tax expense of $12 million should be disallowed on grounds not relating to European Union law. The Company intends to vigorously defend its position and pursue related appeals.

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

Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. Future minimum annual payments for inventory purchase commitments were immaterial as of September 30, 2021.

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

The impact of COVID-19 and the Company’s response

Information pertaining to the impact of the COVID-19 pandemic on the Company's operations and financial results during the course of 2020 as well as the Company's overall response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Updates to that summary of impact for the nine months ended September 30, 2021 are as follows:

•Continuing the trend from the last two quarters, the Company has seen customer demand and dental patient traffic normalize in major markets. Certain markets including regions of Southeast Asia and South America have experienced setbacks in demand in the second and third quarters as a result of renewed COVID-19 infections from recent variants of the virus. While most government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown, and it is uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions, or whether a resurgence of the virus may have an impact on demand in affected markets.

•The Company continues to monitor the impact of global supply chain issues related to the pandemic, including potential downside related to labor shortages, shipping disruption and inflation of material inputs. To date, there have been no significant disruptions to the Company's production, distribution network or ability to procure raw materials used in the development of its products. Although the Company has experienced an increase in supply chain related costs including freight and shipping rates during the first nine months of 2021, these have not yet resulted in a material impact to the results of operations.

•The Company's COVID-19 infection crisis management process implemented in 2020 remains in effect, and there have been no significant disruptions to operations as a result of infections. During the course of the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or financial impact to the results for the nine months ended September 30, 2021.

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

•During the third quarter the Company has continued to prioritize employee safety and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

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

As part of this expanded plan, the Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record total restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs related to these actions. The Company estimates that $45 million to $55 million of these restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. The Company has recorded expenses of approximately $58 million related to these actions, of which approximately $46 million were non-cash charges. For the nine months ended September 30, 2021, the Company made a $3 million adjustment related to inventory reserves and paid $2 million in severance costs. The Company expects nearly all of the remaining restructuring charges to be completed by the first quarter of 2022.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

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

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,069	$895	$174	19.4%

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	19.4%
Foreign exchange impact	1.3%
Acquisitions	4.3%
Divestitures and discontinued products	(7.3%)
Organic sales	21.1%
The increase in organic sales was attributable to increased volumes in both the Technologies & Equipment and Consumables segments due to a recovery in demand from the impact of the COVID-19 pandemic, sales attributed to recent product launches, and an increase of sales to dealers in the third quarter ahead of annual price increases, which previously occurred in the fourth quarter of 2020.

Segment Results

Net Sales

Technologies & Equipment

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$629	$504	$125	24.8%

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	24.8%
Foreign exchange impact	1.2%
Acquisitions	7.7%
Divestitures and discontinued products	(9.4%)
Organic sales	25.3%

Consumables

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Consumables	$440	$391	$49	12.4%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	12.4%
Foreign exchange impact	1.3%
Acquisitions	—%
Divestitures and discontinued products	(4.8%)
Organic sales	15.9%

Segment Adjusted Operating Income (a)

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment (b)	$148	$127	$21	16.5%

Consumables (b)	135	115	20	17.4%
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for a reconciliation from segment adjusted operating income to a US GAAP measure of consolidated pre-tax income..
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $33 million for the three months ended September 30, 2020, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

Technologies & Equipment

The increase in organic sales occurred across all dental businesses and resulted from overall higher volumes during the three months ended September 30, 2021 due to a recovery in demand from the COVID-19 pandemic, timing of sales to dealers, and sales attributed to recent product launches.

The adjusted operating income increase was primarily driven by the increase in net sales.

Consumables

The increase in organic sales occurred across all regions and resulted from overall higher volumes during the three months ended September 30, 2021 due to a recovery in demand from the COVID-19 pandemic primarily driven by the Endodontic, Restorative, and Preventive businesses, as well as an increase in sales to dealers in the third quarter ahead of annual price resets which previously occurred in the fourth quarter of 2020.

The adjusted operating income increase was primarily driven by the increase in net sales as well as favorable mix including increased volumes for higher margin products.

Net Sales by Region

United States

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

United States	$399	$319	$80	25.3%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	25.3%
Foreign exchange impact	(0.1%)
Acquisitions	11.2%
Divestitures and discontinued products	(5.9%)
Organic sales	20.1%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to the recovery in demand from the COVID-19 pandemic, sales attributed to recent product launches, and an increase in sales to dealers in the third quarter ahead of annual price increases which previously occurred in the fourth quarter of 2020.

Europe

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Europe	$399	$351	$48	13.6%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	13.6%
Foreign exchange impact	1.7%
Acquisitions	0.1%
Divestitures and discontinued products	(6.0%)
Organic sales	17.8%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to the recovery in demand from the COVID-19 pandemic.

Rest of World

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Rest of World	$271	$225	$46	20.1%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	20.1%
Foreign exchange impact	2.3%
Acquisitions	1.1%
Divestitures and discontinued products	(11.1%)
Organic sales	27.8%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to an ongoing recovery in demand from the COVID-19 pandemic.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$591	$442	$149	33.5%

Gross profit as a percentage of net sales	55.3%	49.4%
* Percentages are based on actual values and may not recalculate due to rounding.

For the three months ended September 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including an increase in net sales for higher margin products, as compared to the period ended September 30, 2020.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$394	$315	$79	24.7%
Research and development expenses ("R&D")	35	27	8	32.2%
Restructuring and other costs	3	18	(15)	NM

SG&A as a percentage of net sales	36.8%	35.2%
R&D as a percentage of net sales	3.3%	3.0%
* Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

For the three months ended September 30, 2021, the increase in SG&A expenses as a percentage of net sales was primarily driven by the resumption of more normalized advertising and promotional expenses as well as increased investment in employee headcount and compensation relative to the comparative period ended September 30, 2020 which was impacted by cost-saving measures in response to COVID-19.

R&D Expenses

For the three months ended September 30, 2021, the increase in R&D expenses from the comparable quarter of the prior year was primarily driven by significant spend controls put in place in 2020 in response to the COVID-19 pandemic, as well as current year increased investment in digital workflow solutions and the non-capitalizable costs associated with software development including clinical application suite and cloud deployment. The Company intends to continue to increase its R&D investments over time.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $3 million for the three months ended September 30, 2021 compared to $18 million for the three months ended September 30, 2020.

In connection with the various restructuring initiatives, as described earlier, the Company recorded $2 million of restructuring costs and $1 million in other costs for the three months ended September 30, 2021. For the three months ended September 30, 2020, the Company recorded $14 million of restructuring costs and $4 million in other costs.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change

Net interest expense	$13	$14	$(1)
Other expense (income), net	8	1	7

Net interest and other expense (income)	$21	$15	$6

The increase in other expense for the three months ended September 30, 2021 is primarily due to foreign exchange losses of $5 million as compared to a gain of $3 million in the prior year period.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change

Provision for income taxes	$35	$13	$22

Effective income tax rate	25.2%	18.8%

Net income attributable to Dentsply Sirona	$103	$53	$50
* Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the three months ended September 30, 2021, the provision for income taxes was $35 million as compared to $13 million during the three months ended September 30, 2020.

During the three months ended September 30, 2021, the Company recorded $4 million of tax expense for discrete tax matters.

During the three months ended September 30, 2020, the Company recorded $2 million of tax expense for discrete tax matters.

The increase in the effective tax rate is primarily from an increase in mix of higher-taxed foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Net Sales

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$3,163	$2,260	$903	40.0%

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	40.0%
Foreign exchange impact	4.9%
Acquisitions	6.3%
Divestitures and discontinued products	(7.0%)
Organic sales	35.8%

The increase in organic sales was attributable to both the Technologies & Equipment and Consumables segments which were affected by overall higher volumes primarily due to a recovery in demand from the impact of the COVID-19 pandemic, as well as sales attributed to recent product launches. During the nine months ended September 30, 2020, the Company saw normal sales levels for the months of January and February and started to experience a decline in sales volume beginning in March and extending through September due to the onset of the pandemic.

Segment Results

Net Sales

Technologies & Equipment

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment	$1,848	$1,328	$520	39.2%

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	39.2%
Foreign exchange impact	5.1%
Acquisitions	10.8%
Divestitures and discontinued products	(8.1%)
Organic sales	31.4%

Consumables

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Consumables	$1,315	$932	$383	41.1%

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	41.1%
Foreign exchange impact	4.5%
Acquisitions	—%
Divestitures and discontinued products	(5.3%)
Organic sales	41.9%

Segment Adjusted Operating Income (a)

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Technologies & Equipment (b)	$409	$234	$175	NM

Consumables (b)	439	160	279	NM
NM - Not meaningful
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for a reconciliation from segment adjusted operating income to a US GAAP measure of consolidated pre-tax income.
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $34 million for the nine months ended September 30, 2020, have been reclassified to the "All other" category to conform to current year presentation and the Company's internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

Technologies & Equipment

The increase in organic sales occurred across all dental businesses and was the result of overall higher volumes during the nine months ended primarily due to demand recovery from the impact of the COVID-19 pandemic, as well as sales attributed to recent product launches.

The adjusted operating income increase was primarily driven by the increase in net sales as well as expense discipline during the nine months of 2021 relative to the comparative period.

Consumables

The increase in organic sales occurred across all regions and was the result of overall higher volumes during the nine months ended primarily due to demand recovery from the impact of the COVID-19 pandemic driven by the Endodontic, Restorative, and Preventive businesses.

The adjusted operating income increase was primarily driven by favorable mix including increased volumes for higher margin products, and expense discipline during the nine months of 2021 relative to the comparative period.

Net Sales by Region

United States

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

United States	$1,112	$750	$362	48.2%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	48.2%
Foreign exchange impact	0.8%
Acquisitions	18.3%
Divestitures and discontinued products	(6.9%)
Organic sales	36.0%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the nine months ended September 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic. as well as sales attributed to recent product launches.

Europe

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Europe	$1,248	$939	$309	32.9%

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	32.9%
Foreign exchange impact	7.6%
Acquisitions	—%
Divestitures and discontinued products	(5.8%)
Organic sales	31.1%

The increase in organic sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to overall higher volumes during the nine months ended September 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic.

Rest of World

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Rest of World	$803	$571	$232	40.8%
* Percentages are based on actual values and may not recalculate due to rounding.

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	40.8%
Foreign exchange impact	5.6%
Acquisitions	1.0%
Divestitures and discontinued products	(9.3%)
Organic sales	43.5%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the nine months ended September 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic. During the nine months ended September 30, 2020, the Company experienced a decline in sales volume beginning in March due to the COVID-19 pandemic, particularly in China and other Asian markets.

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$1,768	$1,086	$682	62.8%

Gross profit as a percentage of net sales	55.9%	48.1%
* Percentages are based on actual values and may not recalculate due to rounding.

For the nine months ended September 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including the increase in net sales for higher margin products, as compared to the same period ended September 30, 2020.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$1,177	$935	$242	25.8%
Research and development expenses ("R&D")	112	79	33	42.5%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	11	62	(51)	NM

SG&A as a percentage of net sales	37.2%	41.4%
R&D as a percentage of net sales	3.6%	3.5%
* Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

For the nine months ended September 30, 2021, the decrease in SG&A expenses as a percentage of net sales was primarily driven by greater absorption of expenses due to higher sales as well as expense discipline, as compared to the same period ended September 30, 2020.

R&D Expenses

For the nine months ended September 30, 2021, the increase in R&D expenses from the comparable quarter of the prior year was primarily driven by significant spend controls put in place in 2020 in response to the COVID-19 pandemic, as well as current year increased investments in digital workflow solutions and other product development initiatives, and the non-capitalizable costs associated with software development including clinical application suite and cloud deployment. The Company also has additional spend in the current year associated with our recent acquisitions and the opening of a new innovation center in Charlotte, North Carolina. The Company intends to continue to increase its R&D investments over time.

Goodwill Impairment

There were no impairments recorded in the nine months ended September 30, 2021. During the nine months ended September 30, 2020, as a result of updating the estimates and assumptions pertaining to the impact of the ongoing COVID-19 pandemic the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million.

Restructuring and Other Cost

The Company recorded restructuring and other costs of $11 million for the nine months ended September 30, 2021 compared to $62 million for the nine months ended September 30, 2020.

In connection with the various restructuring initiatives, as described earlier, the Company recorded $14 million of restructuring costs and a benefit of $3 million in other costs for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company recorded $19 million of restructuring costs and $43 million in other costs, which consisted primarily of impairment charges of $39 million related to indefinite-lived intangible assets within the Technologies & Equipment segment driven by a decline in forecasted sales as a result of the COVID-19 pandemic as well as an unfavorable change in the discount rate.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2021	2020	Change

Net interest expense	$43	$32	$11
Other expense (income), net	4	4	—
Net interest and other expense	$47	$36	$11

The increase in net interest expense was due to higher average debt levels particularly during the first six months of 2021 compared to the prior year period. As noted in Part I, Item 1, Note 9, Financial Instruments, in July 2021 the Company entered into a cross currency basis swap which effectively converts a portion of the Company's $750 million bond coupon from 3.3% to 1.7%. Also in July 2021, the Company entered into variable interest rate swaps which convert a portion of the $750 million Senior Notes from a fixed rate of 3.3% into a variable interest rate. Together, these instruments are expected to continue to result in a net reduction of interest expense for the second half of 2021.

Income Taxes and Net Income (Loss)

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change

Provision (benefit) for income taxes	$102	$(1)	$103

Effective income tax rate	24.2%	0.7%

Net income (loss) attributable to Dentsply Sirona	$319	$(182)	$501
* Percentages are based on actual values and may not recalculate due to rounding.

Provision (benefit) for income taxes

For the nine months ended September 30, 2021, the provision for income taxes was $102 million as compared to a tax benefit of $1 million during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded $7 million of tax expense for discrete tax matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

During the nine months ended September 30, 2020, the Company recorded $9 million of tax expense for discrete matters. The Company also recorded a $11 million tax benefit as a discrete item related to the indefinite-lived intangible asset impairment charge.

The increase in the effective tax rate is primarily from an increase in mix of higher-taxed foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

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

Effective 2021 and prospectively, the Company is performing its required annual goodwill impairment test as of April 1 rather than on April 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s strategic business planning process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

For the fiscal year 2021, the Company performed its goodwill impairment test as of April 1, 2021 and elected to bypass the qualitative assessment and performed a quantitative assessment. The Company did not record any goodwill impairment during the first nine months of 2021. During the comparative first nine months of 2020, the Company recorded a goodwill impairment charge of $157 million associated with one reporting unit within the Technologies & Equipment segment.

In conjunction with its annual goodwill impairment test, the Company applied a hypothetical sensitivity analysis to each of its reporting units by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. All of the Company's reporting units passed the hypothetical tests without the fair value being reduced below carrying value, and therefore it was noted that there were currently no reporting units deemed at risk of being impaired based on the sensitivity analysis.

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

The Company did not record any indefinite-lived intangible asset impairment during the first nine months of 2021. During the comparative first nine months of 2020, the Company recorded an indefinite-lived intangible asset impairment charge of $39 million within the Technologies & Equipment segment.

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

The Company also applied a hypothetical sensitivity analysis as part of the annual impairment test of indefinite-lived intangibles. It was noted that if the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points as of April 1st, 2021, the fair value of these assets would still exceed their book value and none of the indefinite-lived intangible assets were considered at-risk based on the sensitivity analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	$ Change

Cash provided by (used in):
Operating activities	$435	$372	$63
Investing activities	(319)	(5)	(314)
Financing activities	(257)	504	(761)
Effect of exchange rate changes on cash and cash equivalents	(16)	(4)	(12)
Net (decrease) increase in cash and cash equivalents	$(157)	$867	$(1,024)

The increase in cash provided by operating activities was driven primarily by the higher cash receipts in the current period as a result of higher sales, offset by changes in working capital including a build-up in inventory during the current period to meet recovered demand.

At September 30, 2021, the number of days of sales outstanding in accounts receivable after adjusting for the impact of foreign currency translation increased by 8 days to 62 days as compared to 54 days at December 31, 2020. The number of days of sales in inventory increased by 8 days to 110 days at September 30, 2021 as compared to 102 days at December 31, 2020. The Company removes the impact of foreign currency translation in these ratios by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first nine months of 2021 included net cash paid for acquisitions of $248 million and capital expenditures of $101 million, offset by the receipt of $27 million in net cash from the sale of a non-core business. The Company expects critical capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2021.

Cash used in financing activities for the nine months ended September 30, 2021 was primarily driven by the repayment of fixed senior notes totaling $296 million, offset by the partial financing of this repayment through the Company's commercial paper program which resulted in proceeds of $147 from short-term borrowings. Primarily as a result of this activity, combined with an a decrease of $66 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company's total borrowings decreased by a net $201 million during the nine months ended September 30, 2021. Other uses of cash for financing included net share repurchases of $90 million and dividend payments of $68 million, offset by proceeds from the exercise of stock options of $47 million.

During the nine months ended September 30, 2021, the Company repurchased approximately 1.5 million shares under its open market share repurchase plan for a cost of $90 million at a weighted average price of $60.62. On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program to $1 billion, all of which is unused and available to be repurchased as of September 30, 2021. Additional share repurchases, if any, will be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2021	December 31, 2020

Current portion of debt	$151	$296
Long-term debt	1,925	1,978
Less: Cash and cash equivalents	281	438
Net debt	$1,795	$1,836

Total equity	5,125	4,970
Total capitalization	$6,920	$6,806

Total net debt to total capitalization ratio	25.9%	27.0%

At September 30, 2021, the Company had a borrowing capacity of $607 million available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q, the Company has no outstanding borrowings under any of its credit facilities.

These agreements are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. At September 30, 2021, the Company was in compliance with these covenants and expects to remain in compliance with all covenants over the next twelve months.

At September 30, 2021, the Company held $44 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metals at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2021, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program, up to $1.0 billion. During the three months ended September 30, 2021, the Company had no repurchases of common shares under the program and therefore the newly authorized $1.0 billion remains available as of the end of the period.

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

DENTSPLY SIRONA Inc.

/s/	Donald M. Casey, Jr.	November 4, 2021
	Donald M. Casey, Jr.	Date
Chief Executive Officer

/s/	Jorge M. Gomez	November 4, 2021
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer