Form 10-K
period 2021-12-31
DENTSPLY SIRONA Inc.
filed 2022-03-01
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant's most recently completed second quarter ended June 30, 2021, was $13,791,201,522. Based on the closing price on June 30, 2021. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 21, 2022 was 217,554,303.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business

Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 135-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets comprehensive solutions including technologically-advanced dental equipment as well as dental and healthcare consumable products under a strong portfolio of world class brands. Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. The Company introduced the first dental electric drill over 130 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system over 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina and its shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

The Company conducts its business through two reportable segments: (1) Technologies & Equipment (“T&E”) and (2) Consumables. For the year ended December 31, 2021, T&E net revenues represented approximately 59.4% of worldwide net revenues, while Consumables net revenues represented the remaining 40.6% of worldwide net revenues.

The business is conducted in the United States of America (“U.S.”), as well as in over 150 foreign countries, principally through its foreign subsidiaries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Switzerland and Italy. The Company also has a significant market presence in the Asia-Pacific region, Central and South America, the Middle-East region, and Canada.

Principal Products and Product Categories

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The Company offers a broad suite of products which together provide digital workflows for dental practitioners to make the highest use of technological advancements throughout each stage of patient care. Dentsply Sirona’s principal product categories are dental technology and equipment products and dental consumable products. Additionally, the Company manufactures and sells healthcare consumable products for urological applications. These products are produced by the Company globally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: AH PLUS, ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, AXEOS, BYTE, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, CONFORM FIT, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, FRIOS, GALILEOS, INLAB, INTEGO, IPN, LOFRIC, LUCITONE, MAILLEFER, MIDWEST, MTM, NUPRO, OMNICAM, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, PALODENT PLUS, PRIME & BOND, PROFILE, PRIMEMILL, PRIMESCAN, PROGLIDER, PROTAPER, RECIPROC, PUREVAC, RINN, SANI-TIP, SCHICK, SIMPLANT, SINIUS, SIROLASER, SIRONA, SLIMLINE, STYLUS, SULTAN, SUREFIL, SURESMILE, SYMBIOS, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, TRUNATOMY, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Technologies & Equipment Segment

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as treatment centers, imaging equipment, motorized dental handpieces, and other instruments for dental practitioners and specialists. Imaging equipment serves as the starting point for the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment such as amalgamators, mixing machines and porcelain furnaces.

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of aesthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions ("DI") intra-oral scanners, mills, and services. The full-chairside offering enables dentists to practice same day or single visit dentistry.

Orthodontics

The Company’s Orthodontic product group primarily includes a dentist-directed clear aligner solution, SureSmile, and a direct-to-consumer clear aligner solution, Byte. The Orthodontics product category also includes a High Frequency Vibration ("HFV") technology device known as VPro or as HyperByte within Byte's product offering. The clear aligners offerings include software technology that enables clear aligner treatment planning and for SureSmile seamless connectivity of a digital workflow from diagnostics through treatment delivery. Certain lower-margin products within the the Company's traditional Orthodontic business have been discontinued during the course of 2020 and 2021 as part of management’s portfolio optimization restructuring actions as described further in Item 7, Management Discussion and Analysis.

Implants

The Implants product offering includes technology to support signature digital workflows for implant systems, a portfolio of innovative dental implant products, bone regenerative and restorative solutions, and educational programs, all of which provide dental professionals with a completely new way of practicing implantology. The Implants business is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor.

Healthcare

This category consists mainly of urology catheters and other healthcare-related consumable products.

Consumables Segment

Dental consumable products consist of value-added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Endodontic & Restorative Products

The Company's Endodontic and Restorative products frequently work together to provide a tandem solution in high-tech dental procedures. The Endodontic products include drills, filers, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. Restorative products include dental prosthetics, such as artificial teeth, dental ceramics, digital dentures, precious metal dental alloys, and crown and bridge porcelain products.

Other Consumables

The remaining consumables products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, impression materials, teeth whiteners and topical fluoride. Certain lower-margin laboratory products within the Other Consumables category have been discontinued during the course of 2020 and 2021 as part of management’s portfolio optimization restructuring actions as described further in Item 7, Management Discussion and Analysis.

Net sales for each product category as a percent of the Company's total net sales for the year ended December 31, 2021, were as follows:

% of Net Sales

Equipment & Instruments	17.3%
CAD/CAM	13.9%
Orthodontics	6.4%
Implants	14.7%
Healthcare	7.1%
Technology & Equipment segment revenue	59.4%

Endodontic & Restorative	29.7%
Other consumables	10.9%
Consumables segment revenue	40.6%

Total net sales	100.0%

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:
•Increasing worldwide population, including a shift towards aging demographics, which will require greater dental care.
•Natural teeth are being retained longer - individuals with natural teeth are much more likely to visit a dentist than those without any natural teeth.
•Increasing demand for aesthetic dentistry and the appeal of clear aligners as an orthodontic treatment.
•Continued opportunities in emerging markets related to the rise in discretionary incomes making dental services an increasing priority.

•Increasing demand for single visit dentistry versus historical multi-visit procedure requirements, and for higher quality of patient care in terms of comfort and ease of product use and handling.
•Increasing demand for earlier preventive care - dentistry has evolved from a profession primarily dealing with pain, infections, and tooth decay to one with increased emphasis on earlier diagnosis, preventive care, and the role oral health plays in overall health.
•Increasing demand for more efficiency and better workflow in the dental office, including digital and integrated solutions such as the enhanced power of diagnostic equipment through 3D imaging. The rapid pace of digital technology adoption including the digitization of clinical workflows is becoming a category standard versus traditional manual processes.
•The Company’s business is less susceptible than many other industries to general downturns in the economies in which it operates.
•The Company is well positioned to meet macroeconomic challenges and execute on a strategy of delivering value through digital workflows due to its leading market offerings in all key areas of dental procedures (implants, endodontic, restorative and aligners) as well as digital infrastructure (CAD/CAM and imaging) utilized in dental practices around the globe.

Dentsply Sirona employs approximately 5,000 highly-trained, product-specific sales and technical staff to provide comprehensive marketing, and services tailored to the sales and technical support requirements of its distributors, dealers and end-users.

Sales and Distribution

Dentsply Sirona distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic clear aligners and appliances, and dental implants are often sold directly to the dental laboratory or dental professionals in some markets. Additionally, the Company’s Byte business produces aligners which are sold direct to consumers under doctor-directed, personalized treatment plans.

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable balance. Customers that accounted for 10% or more of net sales and accounts receivable for the years ended December 31 were as follows:

	2020		2019
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	N/A	13%	12%
Patterson Companies, Inc.	10%	18%	N/A	17%

Although a significant portion of the Company's sales are made to distributors, dealers and importers, Dentsply Sirona focuses much of its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, the Company conducts extensive distributor, dealer and end-user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing consulting and educational relationships with various dental associations and recognized worldwide opinion leaders in the dental field.

Operating Principles

The Company's focus includes the creation of more meaningful solutions for dentists built around the following five key operating principles:

•Approach customers as one: Put the customer at the center of how Dentsply Sirona is organized. The Company has an integrated approach to customer service, direct and indirect selling, and clinical education to strengthen the relationship with the customer and better serve the customers' needs.

•Create innovative solutions that customers love to use: A comprehensive R&D program that prioritizes strategic spending building the next generation of digital workflow technologies and service offerings, resulting in more impactful innovations each year.

•Think and act with positive intent and the highest integrity: Execute the business in a way that empowers our people, respects the communities in which we do business, and establishes trust with our partners and stakeholders.

•Operate sustainably in everything the Company does: Take a thoughtful, proactive approach to creating a sustainable company through investments in our employees, customers, and the environment.

•Use size and global breadth to our advantage: The Company is focused on integrating its dental product portfolios to unlock operational efficiencies, including performance improvements in procurement, logistics, manufacturing, sales force and marketing programs; and at the same time simplifying the business on a worldwide scale. In combination, these initiatives will improve organizational efficiency and better leverage the Company’s selling, general and administrative infrastructure.

Product Development

While the Company enjoys market leadership in several of its product categories, continuous innovation and product development are critical for it to continue to grow its share of the dental markets it serves. Many of Dentsply Sirona’s existing products are undergoing brand extensions, and the Company also continues to focus efforts on successfully launching innovative products that have a more significant impact on how dental and clinical professionals treat their patients. During 2021 the Company continued to prioritize investments supporting digitally enhanced workflows through each stage of patient care, including imaging and scanning technologies used in diagnosis, treatment planning software, and customized products to deliver treatment. The Company’s position as an integrated global business allows for the rapid deployment of these innovations throughout the markets it serves to achieve rapid globalization and economies of scale. New products introduced within the past three years accounted for approximately 24% of 2021 sales.

New advances in technology are also anticipated to have a significant influence on future products in digital dentistry, including both equipment and consumables. Through investments in research and development, the Company has accelerated multiple new product development initiatives during the year, such as the rollout of software upgrades for CEREC; the user interface for SureSmile aligners; introduction of PrimeTaper, a self-tapping implant with a tapered design; and ProTaper Ultimate, the next generation of endodontic files. During 2020, the Company introduced Axeos, a new digital imaging product with a 3D wide field of view. During 2021, the Company acquired key supporting technologies in OSSIX bone regenerative collagen through the purchase of Datum Dental, and the new VPro aligner treatment devices through the acquisition of substantially all of the assets of Propel Orthodontics LLC ("Propel").

R&D investments include activities to accelerate product and clinical innovation and develop potential improvements to the manufacturing process. These investments also support engineering efforts that incorporate customer feedback into continuous improvement for current and next-generation products, with an objective to achieve more frequent development and release cycles. The Company also undertakes pre-commercialization trials and testing of technological improvements prior to inception of the manufacturing process. As is true across its other functions, the Company is continually transforming how R&D is conducted by identifying best practices, driving efficiencies, and optimizing cost structure to enable a more effective development process and faster concept-to-market timelines. The Company is undergoing a strategic shift away from a budget dedicated to specific products and deliverables to a focus on strategic market areas with more agile funding. Focused, cross-functional teams are being increasingly utilized to offer innovative products efficiently, to concentrate resources on the most viable and clinically relevant technologies and to maximize cost and time savings as they are brought into production.

In addition to internal product development, the Company also pursues external research and development opportunities, including acquisitions, licensing, or other arrangements with third parties. Initiatives to support technological development also include collaborations with research institutions and dental and medical schools. The Company annually supports the achievements of dental students conducting innovative research through its 2021 Student Competition for Advancing Dental Research and its Application Awards (SCADA) program. The Company is also committed to participation in clinical research demonstrating the efficacy of our products prior to market introduction, for example the success of the implant registry site utilized for research involvement in conjunction with the PrimeTaper launch. During 2021, the Company announced that it was opening a 70,000-square-foot innovation center close to its corporate office, which will house key functions such as 3D printing and complement its other flagship innovation centers in Germany and Sweden. Through these internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invests in the development of new products, improvement of existing products and advances in technology. These investments include an emphasis on research in digital data sharing technology, including the incorporation of long-term artificial intelligence and machine learning. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry. The Company’s long-term plans for investment in product development include an objective to maintain a level of research and development spend that is at least 4% of annual net sales with a focus on innovation and expansion of digital, software, services, and other platform offerings.

Acquisition Activities

Dentsply Sirona believes that the dental technology and consumable products industries continue to experience consolidation with respect to both product manufacturing and distribution, although they remain fragmented thereby creating a number of acquisition opportunities.

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company’s organic growth and assure ongoing expansion of its business to capitalize on significant growth drivers, including new technologies, additional products, organizational strength and geographic breadth. During the year ended December 31, 2021, the Company continued this trend, beginning with the first quarter purchase of Datum Dental, Ltd., a producer and distributor of specialized regenerative dental material based in Israel, which provided the Company with a key technology to serve the Implants markets. The Company followed in the second quarter with the purchase of substantially all of the assets of Propel, a domestic company which manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices, an investment which is expected to further accelerate the growth and profitability of the Company's combined clear aligners business. In the third quarter, the Company completed its acquisition of a partially owned affiliate based in Switzerland that primarily develops highly specialized software, which is expected to further accelerate the development of the Company's specialized software related to CAD/CAM systems. During the year ended December 31, 2020, the Company made various investments, including the acquisition of Byte, a direct-to-consumer clear aligners business, which complements the Company's existing clear aligner product by adding a digital component and is expected to enhance scale and accelerate the growth and profitability of the Company's combined clear aligners business going forward. This acquisition is representative of the Company's strategy of matching technological advancement in digital dentistry with innovative marketing and delivery in order to reach areas of high-growth potential for customer demand. For more information regarding the Company's acquisition activity, refer to Note 6, Business Combinations, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Dental and medical devices of the types sold by Dentsply Sirona are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, Dentsply Sirona’s products are subject to the medical device laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. Dentsply Sirona products in Europe bear the CE mark showing that such products comply with European regulations. The Company’s products that fall in category of Class I as classified by EU Medical Device Directive were mandated to be certified under the new European Union Medical Device Regulation (“MDR”). These regulations also applied to all medical device manufacturers who market their medical devices in the EU and all such manufacturers had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under MDR in order to continue to sell those products in the European Union (“EU”). Although all medical device manufacturers were required to certify their Class I products by May 2021, the EU MDR regulations for additional Classes of medical devices is mandated to be fully enforceable by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. Dentsply Sirona remains focused on ensuring that all its products that are considered to be medical device will be fully certified as required by the EU MDR dates and timelines.

The Company is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders regarding anti-bribery and anti-corruption, including, but not limited to, the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. Federal Anti-Kickback Statute (“AKS”), the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 40 and No. 50, and similar international laws and regulations. The FCPA and similar anti-bribery and anti-corruption laws applicable in non-U.S. jurisdictions generally prohibit companies and their intermediaries from improperly offering or paying anything of value to foreign government officials for the purpose of obtaining or retaining business. Some of the Company’s customer relationships are with governmental entities and therefore may be subject to such anti-bribery laws. The AKS and similar fraud and abuse laws applicable in non-U.S. jurisdictions prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a health care program, such as, in the United States, Medicare or Medicaid.

The Company’s production and sale of products is further subject to regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”) and others enforced by the Environmental Protection Agency (“EPA”) or equivalent state agencies, and the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”). In the sale, delivery and servicing of the Company’s products to other countries, it must also comply with various domestic and foreign export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Department of Commerce’s Bureau of Industry and Security (“BIS”) and similar international governmental agencies, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the respective government. Despite the Company’s internal compliance program, policies and procedures may not always protect it from reckless or criminal acts committed by its employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment. Due in part to its direct-to-consumer model, the Company’s Byte aligner business in the U.S. is subject to various state laws, rules and policies which govern the practice of dentistry within such state. Byte contracts with an expansive nationwide network of independent licensed dentists and orthodontists for the provision of clinical services, including the oversight and control of each customer’s clinical treatment in order to comply with these regulations and ensure that the business does not violate rules pertaining to the corporate practice of dentistry.

The Company is subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the California Consumer Privacy Act, China’s Personal Information Protection Law, the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, the European Union’s General Data Production Regulation, the EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. HIPAA, as amended by the HITECH Act, and similar data-privacy laws applicable in non-U.S. jurisdictions, restrict the use and disclosure of personal health information, mandate the adoption of standards relating to the privacy and security of individually identifiable health information and require us to report certain breaches of unsecured, individually identifiable health information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

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

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products that it sells. The Company sources the necessary raw materials from various suppliers, and no single supplier accounts for more than 10% of Dentsply Sirona’s supply requirements.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own tradenames and trademarks. Dentsply Sirona also owns and maintains more than 5,000 patents throughout the world and has also licensed a number of patents owned by others.

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

Human Capital

We believe that our employees are true assets to our organization and contribute to the success of our business. On December 31, 2021, our organization and its subsidiaries employed approximately 15,000 employees across the globe who are relied on to accomplish the strategic objectives that enable us to lead the dental industry. Of these employees, approximately 3,600 were employed in the United States. Some employees outside of the United States are covered by collective bargaining, union contracts, worker councils or other similar programs. As an organization we value and invest in our talent which leads to our belief of a positive relationship with our employees. Our talent strategy focuses on attracting, engaging, developing and retaining talent to support our business strategy. We further strive to offer an inclusive environment where every employee can grow and perform.

Attract, Engage, Develop & Retain

In 2021, we continued to evolve our strategy for attracting, engaging, developing and retaining talent. Led by the feedback and engagement of our employees, we established a new Vision, Values, Mission and Operating Principles. We launched our first central emerging talent program focused on attracting early-career employees through strategic partnerships with core schools, Historically Black Colleges and Universities and local trade schools. The comprehensive program provides rotational assignments, on-the-job experiences, networking events, development sessions and executive interactions. We offer a global approach to learning and development through a partnership with LinkedIn Learning via thousands of on-demand learning modules in multiple languages. We deployed a custom leadership development framework to assess, develop and coach leaders at multiple levels. Our quarterly performance feedback, development planning and talent review processes have been automated for professional employees. A robust set of aids for goal setting and development planning has been designed to support future-focused growth. We are currently piloting employee-led experience mapping and virtual mentoring with the plan to launch globally. We continue to conduct virtual town halls and video chats, to keep our employees informed and to provide multiple opportunities for employees globally to ask questions of our leaders. We place an emphasis on employee feedback and evaluation, which are gathered through engagement surveys every 18 months to all employees in addition to pulse surveys strategically employed throughout the year.

Compensation and Benefits

As part of the Company’s total rewards philosophy, we offer competitive compensation and benefit programs designed to attract and retain top talent. We are committed to providing and administering these programs in a way that treats our employees at all levels fairly and equitably. Our total rewards offerings vary by country and include an array of programs that support our employees’ financial, physical and mental well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off, leave programs, flexible work schedules and employee assistance programs.

Diversity and Inclusion

We view diversity in our organization as a core source of strength and we seek to provide opportunities for all employees to bring their perspective, experience and whole self to the workplace. We believe our commitment to a diverse workforce drives innovation and customer-centricity. We have an established Diversity & Inclusion Council, helping create accountability for results, providing governance and oversight on diversity efforts and promoting organization-wide communication on progress. We have a Diversity & Inclusion functional leader who focuses on developing awareness through training, career coaching, networking and talent development. We measure our progress against key metrics using benchmarking data.

Diversity & Inclusion Council

Our Diversity & Inclusion Council is a group of demographically and functionally diverse employees from across the world dedicated to enabling the Diversity & Inclusion function and championing initiatives that support the organization internally and externally. A top priority of the Diversity & Inclusion Council is to increase the skills of our leaders on how to discuss and be accountable for driving sustained diversity, equity and inclusion goals.

Employee Resource Groups

The purpose of our Employee Resource Groups is to foster a diverse, equitable and inclusive environment enabling employees to fully participate in successfully executing our strategy. As of December 31, 2021, our employees have led the successful establishment of 7 Employee Resource Groups consisting of over 1,600 members. Our Employee Resource Groups have been focused on developing talent, increasing employee engagement and creating awareness. We consistently recognize high participation in Employee Resource Group-led events.

Training and Awareness

We offer a catalog of on-demand Diversity & Inclusion training options aimed at strengthening awareness. A standout option of our offerings is our ongoing Conversations of Understanding sessions. Employees are invited to register for these small group discussions where internal volunteers share experiences on varying diversity, equity and inclusion topics.

Talent Acquisition

Our organization has talent sourcing guidelines requiring diverse candidate interview slates for director-level and above roles. To increase internal mobility, we offer career development options and utilize our talent review processes to highlight diverse talent for open positions. We educate our hiring managers on inclusive hiring practices.

Measuring Progress

Executive management reviews our Diversity & Inclusion metrics regularly, including attraction, engagement, advancement and retention. We are actively partnering with an external consultancy to identify available talent pools in all our geographic markets and establish benchmarks throughout. All executive leaders have action plans in place and are accountable for progress.

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

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations of consolidated net sales, net income and cash flows. The Company typically implements most of its price changes in the beginning of the first or fourth quarter. Price changes, other marketing and promotional programs including trade shows, management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in any given period. In addition, major new product introductions may also impact net sales as older products become less desirable compared to the new products. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe.

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

Forward-Looking Statements and Associated Risks

All statements in this Form 10-K that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the novel coronavirus (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate. No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

Item 1A. Risk Factors

Summary

The following is a summary of the significant risk factors that could materially impact the Company’s business, financial condition or future results, including risks related to COVID-19, risks related to our businesses, risks related to our international operations, risks related to our regulatory environments, risks related to ownership of our common stock, and general risks:

•The Company’s revenue, results of operations, cash flow, and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak.
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
•Privacy concerns and laws, evolving regulation of cross-border data transfer restrictions and other regulations may adversely affect our business.
•Ineffective internal controls and lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.
•The success of our business depends in part on achieving our strategic objectives, including through acquisitions and dispositions, and strategic investments.
•The Company may be unable to develop innovative products or stimulate customer demand.
•The Company’s ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.
•The Company may fail to realize the expected benefits of its strategic initiatives, including its announced cost reduction and restructuring efforts.

•The Company has recognized substantial goodwill impairment charges, most recently in 2020, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.
•The Company’s failure to obtain issued patents and, consequently, to protect the Company’s proprietary technology could hurt the Company’s competitive position.
•The Company’s profitability could suffer if third parties infringe upon the Company’s intellectual property rights or if the Company's products are found to infringe upon the intellectual property rights of others.
•Changes in the Company’s credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.
•The Company has a significant amount of indebtedness. A breach of the covenants under the Company’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.
•The Company may not be able to repay its outstanding debt in the event that it does not generate sufficient cash flow to service its debts and cross default provisions may be triggered due to a breach of loan covenants.
•The Company hedging and cash management transactions may expose the Company to loss or limit the Company’s potential gains.
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
•The Company may be unable to obtain necessary product approvals and marketing clearances.
•Inadequate levels of reimbursement from governmental or other third-party payers for procedures using the Company’s products may cause the Company’s revenue to decline.
•Challenges may be asserted against the Company’s products due to real or perceived quality, health or environmental issues.
•If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to the Company’s operations, which could adversely affect the Company’s business.
•The Company’s business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with which, if not complied with, could subject us to civil or criminal penalties or other liabilities.
•The Company’s quarterly operating results and market price for the Company’s common stock may continue to be volatile.
•Certain provisions in the Company’s governing documents, and of Delaware law, may make it more difficult for a third party to acquire the Company.
•Talent gaps and failure to manage and retain top talent may impact the Company’s ability to grow the business.
•The Company faces the inherent risk of litigation and claims.
•Climate change and related natural disasters could negatively impact the Company’s business and financial results.

Below is a full description of each of such significant risk factors.

RISKS RELATED TO COVID-19

The Company’s revenue, results of operations, cash flow and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak.

The Company continues to closely monitor the global impacts of the COVID-19 pandemic, including the recent resurgence of infections and associated COVID-19 variants, which may have a significant negative effect on, revenue, results of operations, cash flow, and liquidity. Governmental authorities and private enterprises globally are continuing to implement actions to mitigate the COVID-19 pandemic, including restrictions on public gatherings, travel and commercial operations, temporary closures or decreased operations of dental offices, as well as certain government mandates to limit certain dental procedures to those that could be considered emergency only. These measures and the impact of COVID-19 generally, may result in, or continue to result in:

•supply chain disruptions for products we sell, including the inability to obtain raw materials, the inflated price of inputs, disruptions of the operations of our logistics, service providers and the resulting delays in shipments;
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
•a shift in service delivery options and customer expectations in regard to service delivery options;
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

The Company does not yet know the full extent of the ultimate impact of the continued COVID-19 pandemic on its business, operations, or the global economy. Given the dynamic nature of the COVID-19 outbreak, it is very difficult to predict the severity of the impact on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the spread and severity of outbreak, including COVID-19 variants, and actions taken to address the impacts, among others. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it also could heighten many of the other risks described in this report.

RISKS RELATED TO OUR BUSINESSES

The Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors, which may result in financial loss and operational inefficiencies.

As part of the restructuring plan adopted in November 2018, the Company announced that it intends to grow revenues, expand margins and simplify the business. The Company continues to generate a substantial portion of its revenue through a limited number of distributors which provide important sales, distribution and service support to the end-user customers. Together, the Company's two largest distributors, Patterson and Henry Schein, accounted for approximately 13% of the Company’s annual revenue for the year ended December 31, 2021, and it is anticipated that they will continue to be the largest distribution contributors to the Company’s revenue through 2022. The Company may be unable to execute its key strategic activities and investments due to the competing priorities of its distribution partners which may introduce competing private label, generic, or low-cost products that compete with the Company’s products at lower price points, particularly in the Technologies & Equipment segment products that are sold and serviced through distributor channels. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

Additionally, some parts of the dental market continue to be impacted by price competition which are driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of end-user customers. There can be no assurance that the Company’s distribution partners will purchase any specified minimum quantity of products from the Company or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from the Company, or if changes in the Company’s promotional strategies and investments result in changes in the Company’s distributor relationships or short-term uneven growth, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company relies in part on its dealer and customer relationships and predictions of dealer and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. These changes may be influenced by changing relationships with the dealers and customers, economic conditions and customer preference for particular products. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build-up or liquidation will be in accordance with the Company’s predictions or past history. Additionally, the Company periodically upgrades or replaces its various software systems, including its customer relationship management systems. If the Company encounters unforeseen problems with new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

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

Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” cyber-attacks and other attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. The Company’s network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions and the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, employee information, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Like other large, global companies, the Company has experienced in 2021 and expects to continue to experience cyber threats from time to time. Although no such cyber-attacks have had a material adverse effect on the Company to date, the Company cannot provide assurance that, despite the Company’s efforts to ensure the integrity of the Company’s systems and the measures that the Company or our vendors take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to the Company or its business and results of operations, particularly as cyber-threats evolve and become more difficult to detect and successfully defend against. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. Cyber-attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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

Any of the foregoing incidents could also subject the Company to liability, expose the Company to significant expense, or cause significant harm to the Company’s reputation, all of which could result in lost revenues. While the Company has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from cyber-attacks, technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

Privacy concerns and laws, evolving regulation of cross-border data transfer restrictions and other regulations may adversely affect our business.

Global regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for the Company’s services or restrict the Company’s ability to store and process data or, in some cases, impact our ability to offer future digital dentistry services in certain locations or our ability to deploy our solutions globally. The costs of compliance with and other burdens imposed by these types of laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

Ineffective internal controls and lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.

The Company’s implementation of its business plans, restructuring plans and compliance with regulations requires that the Company effectively manage its financial infrastructure, including standardizing processes, maintaining proper financial reporting and internal controls. The Company continues to focus on standardizing its processes, improving its financial systems, maintaining effective internal controls and centralizing transaction management and/or execution so as to provide continued assurance with respect to the Company's financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to inaccurate or incomplete financial and management reporting and delays in financial reporting to management, regulators and/or shareholders. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties.

Additionally, internal control over financial reporting may not prevent or detect all misstatements or omissions because of certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain adequate internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in implementing new or revised controls, the Company's business and operating results could be harmed and the Company could fail to meet the Company's reporting obligations.

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

The success of our business depends in part on achieving our strategic objectives, including through acquisitions and dispositions, and strategic investments.

With respect to acquisitions and dispositions of assets and businesses, and strategic investments, the Company may not achieve expected returns and benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, the Company may not achieve anticipated synergies from related integration activities.

Further, acquisitions, dispositions and strategic investments may distract the Company’s management’s time and attention and disrupt our ongoing business operations or relationships with customers, employees, suppliers or other parties. However, the Company continues to evaluate the potential disposition of assets and businesses that may no longer help the Company achieve its strategic objectives, and to view acquisitions as a key part of its growth strategy.

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

The Company may be unable to develop innovative products or stimulate customer demand.

The worldwide markets for dental and medical products is highly competitive and is driven by rapid and significant technological change, change in consumer preferences, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, some markets for products are also subject to significant negative price pressures. The Company’s patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that the Company’s products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on the Company’s investment in product development. If product demand decreases, our revenue and profit could be negatively impacted. Important factors that could cause demand for our products to decrease include changes in:

•business conditions, including downturns in the dental industry, regional economies, and the overall economy;
•the level of customers' inventories;
•competitive and pricing pressures, including actions taken by competitors; and
•customer product needs and customer/patient lifecycle.

If the Company fails to further develop its innovation efforts or if the Company’s research and development does not effectively respond to changes in consumer preferences or market competition leading to technology or product obsolescence, the Company may lose market share and revenue. Additionally, if the Company’s products or technologies lose their competitive advantage or become noncompetitive or obsolete, the Company's business could be negatively affected. The Company has identified new products as an important part of its growth opportunities. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company’s products obsolete.

The Company’s ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.

The Company operates in more than 150 countries and the Company’s and its suppliers’ manufacturing facilities are located in multiple locations around the world. Potential events such as extreme weather, natural disasters, worker strikes and social and political actions, such as trade wars, or other events beyond our control, could impact the Company’s ongoing business operations, including potential critical third-party vendor disruptions or failure to adhere to contractual obligations affecting our supply chain and manufacturing needs or the loss of critical information technology and telecommunications systems. Although the Company maintains multiple manufacturing facilities, a large number of the products manufactured by the Company are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays, increased expenses, and may damage the Company’s business and results of operations. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, such events could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

Additionally, a significant portion of the Company’s injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers pursuant to agreements that are subject to periodic renewal, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company’s products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time or supply products to competitors. The Company may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company’s ability to deliver products to customers.

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

Additionally, the Company’s ability to achieve the benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. The Company may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, the Company may fail to realize expected efficiencies and benefits, such as the goals for net sales growth, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of third parties, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions or works councils, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its sales growth and other results of operations, cash flows or financial condition, or competitive position.

The Company has recognized substantial goodwill impairment charges, most recently in 2020, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

The Company acquires other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. The Company reviews amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill and indefinite-lived intangibles for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates.

Following the recording of $3.5 billion in charges for impairment of certain businesses during 2017, 2018, and 2020, the Company had an aggregate amount of $4.0 billion in goodwill on its balance sheet as of December 31, 2021. In preparing the financial statements for the quarter ended March 31, 2020, the Company identified a triggering event and recorded a $157 million non-cash goodwill impairment charge associated with one reporting unit within the Technologies & Equipment segment. In addition, the Company tested the indefinite-lived intangible assets related to these business and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $39 million for the three months ended March 31, 2020. At December 31, 2021, the Company has $612 million in indefinite-lived intangible assets recorded on its balance sheet.

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, royalty rates, and operating margin percentages of the business as well as current market conditions affecting the dental and medical device industries in both the U.S. and globally. If the assumptions and projections used in the analyses are not realized, it is possible that an additional impairment charge may need to be recorded in the future. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the Company’s current estimates could vary significantly in the future, which may result in a goodwill or indefinite-lived intangible asset impairment charge at that time. Additionally, valuations and impairments that are not complete, accurate, timely or appropriately recorded could result in potential financial misstatements and delays in impairment analysis.

The Company's failure to obtain issued patents and, consequently, to protect the Company's proprietary technology could hurt the Company's competitive position.

The Company’s success will depend in part on the Company’s ability to obtain and enforce claims in our patents directed to the Company’s products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that the Company faces with respect to the Company’s patents and patent applications include the following:

•the pending patent applications that the Company has filed, or to which the Company has exclusive rights, may not result in issued patents or may take longer than the Company expects to result in issued patents;
•the allowed claims of any patents that are issued may not provide meaningful protection;
•the Company may be unable to develop additional proprietary technologies that are patentable;
•the patents licensed or issued to the Company may not provide a competitive advantage;
•other companies may challenge patents licensed or issued to the Company;
•disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by the Company and the Company’s respective licensors; and
•other companies may design around the technologies patented by the Company.

The Company’s profitability could suffer if third parties infringe upon the Company’s intellectual property rights or if the Company's products are found to infringe upon the intellectual property rights of others.

The Company’s profitability could suffer if third parties infringe upon Dentsply Sirona’s intellectual property rights or misappropriate Dentsply Sirona’s technologies and trademarks for their own businesses. To protect Dentsply Sirona’s rights to Dentsply Sirona’s intellectual property, Dentsply Sirona relies on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with Dentsply Sirona’s employees, strategic partners and others. Dentsply Sirona cannot assure you that any of Dentsply Sirona’s patents, any of the patents of which Dentsply Sirona are a licensee or any patents which may be issued to Dentsply Sirona or which we may license in the future, will provide Dentsply Sirona with a competitive advantage or afford Dentsply Sirona protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including Dentsply Sirona’s competitors. The protective steps we have taken may be inadequate to deter misappropriation of Dentsply Sirona’s proprietary information. Dentsply Sirona may be unable to detect the unauthorized use of, or take appropriate steps to enforce, Dentsply Sirona’s intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which Dentsply Sirona will offer, or intend to offer, Dentsply Sirona’s products. Any failure to adequately protect Dentsply Sirona’s intellectual property could devalue Dentsply Sirona’s proprietary content and impair Dentsply Sirona’s ability to compete effectively. Further, defending Dentsply Sirona’s intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

The Company utilizes the short and long-term debt markets to obtain capital from time to time. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, may result in significant disruption in the credit markets, which may adversely affect the Company’s ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

Any adverse changes in our credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including access to the unsecured borrowing market. There is no guarantee that additional debt financing will be available in the future to fund obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include additional restrictive covenants that would reduce flexibility.

The Company has a significant amount of indebtedness. A breach of the covenants under the Company’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

The Company has debt securities outstanding of approximately $1.9 billion. The Company also has the ability to incur up to $700 million of indebtedness under the revolving credit facility ("2018 Credit Facility"), as discussed below, and may incur significantly more indebtedness in the future.

The Company’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company will be required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the Note Purchase Agreement. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that the Company will be able to do so. The Company’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness.

Breach of covenants could have negative consequences including, but not limited to the following:

•making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;
•requiring the Company to dedicate significant cash flow from operations to the payment of principal and interest on its indebtedness, which would reduce the funds the Company has available for other purposes, including working capital, capital expenditures, research and development and acquisitions; and
•reducing the Company’s flexibility in planning for or reacting to changes in its business and market conditions.

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

The Company hedging and cash management transactions may expose the Company to loss or limit the Company’s potential gains.

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

Due to the international nature of the Company's business, including increasing exposure to markets outside of the U.S. and Europe, political or economic changes or other factors could harm our business and financial performance.

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

Certain of these risks may be heightened as a result of changing political climates which may lead to changes in areas such as trade restrictions and tariffs, regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance. For example, as a result of escalating tensions and the subsequent invasion of Ukraine by Russia, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals. Russia may respond in kind, and the continuation of the conflict may result in additional sanctions being enacted by the U.S., other North Atlantic Treaty Organization member states, or other countries. The impact of these sanctions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by the Company or have other adverse impacts including increased costs of raw materials and inputs, or manufacturing or shipping delays. Export controls implemented as part of sanctions could also restrict the sale of equipment or products containing U.S. developed software and technology into Russia.

For the year ended December 31, 2021, net sales in Russia and Ukraine were approximately 3% of the Company’s consolidated net sales, and assets in these countries were $63 million. The impact of these events on economic conditions in the region is currently unknown and could have a material adverse effect on our results of operations, cash flows or financial condition.

RISKS RELATED TO OUR REGULATORY ENVIRONMENTS

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

Our corporate structure is intended to enhance our operational and financial efficiency and increase our overall profitability. The tax authorities of the countries in which we operate may challenge our methodologies for transfer pricing which could increase our effective tax rate (and such increase may be material). In addition, certain governments are considering, and may adopt, tax reform measures that could significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate (and such increase may be material) and impact our financial position.

Dentsply Sirona may be unable to obtain necessary product approvals and marketing clearances.

Dentsply Sirona must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell Dentsply Sirona’s products in those countries. These agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Dentsply Sirona’s products are currently regulated by such authorities and Dentsply Sirona’s new products require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various U.S. states also impose manufacturing, licensing, and distribution regulations.

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

The Company is also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted and inadequate employee training for critical compliance and regulatory requirements may result in the failure to adhere to applicable laws, rules and regulations.

Similar to the FDA review process, the European Union ("EU") review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product’s entry into the marketplace.

The Company’s products that fall into the category of Class I as classified by EU Medical Device Directive were mandated to be certified under the new European Union Medical Device Regulation (“MDR”). These regulations as well applied to all medical device manufacturers who market their medical devices in EU and all had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under MDR in order to continue to sell those products in the European Union (“EU”). Although all medical device manufacturers were required to certify their Class I products by May 2021, the EU MDR regulations for additional Classes of medical devices is mandated to be fully enforceable by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. Dentsply Sirona remains focused on ensuring that all its products that are considered to be medical device will be fully certified as required by the EU MDR dates and timelines. Additionally, the United Kingdom (“UK”) has negotiated an exit from the EU, "Brexit" and, as a result, the EU CE marking will be recognized in the UK through June 2023. Following June 2023, the UK may impose its own differing regulatory requirements for products being imported from the EU into the UK.

Failure to comply with these rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on the Company’s business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

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

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality, health or environmental impact of the Company’s products or certain raw material components of the Company’s products. Dentsply Sirona manufactures and sells dental filling materials that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results and legal and regulatory developments in this area may lead to litigation and/or product limitations or discontinuation.

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

On December 31, 2020, the Company acquired Byte, a leading provider in the direct-to-consumer, doctor-directed clear aligner market. Byte’s business in the U.S. is subject to various state laws, rules and policies which govern the practice of dentistry within such state. Byte contracts with an expansive nationwide network of independent licensed dentists and orthodontists for the provision of clinical services, including the oversight and control of each customer’s clinical treatment; however, there can be no assurance that such business model will not be challenged as the corporate practice of dentistry by state governmental authorities, trade associations, or others. Additionally, future legislative or regulatory changes within such states may have a negative impact on Byte’s business model.

Compliance with the numerous applicable existing and new laws, rules, regulations, self-regulatory codes, circulars and orders could require us to incur substantial regulatory compliance costs. There can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, rules, regulations, self-regulatory codes, circulars and orders. For example, most of the Company’s products are classified as medical devices or pharmaceuticals which are subject to extensive regulations promulgated by the U.S. federal government, state governments and comparable regulatory agencies in other countries, including the requirement to obtain licenses for the manufacture or distribution of such products. Failure to comply with applicable laws, rules, regulations, self-regulatory codes, circulars or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The Company’s quarterly operating results and market price for the Company’s common stock may continue to be volatile.

Dentsply Sirona experiences significant fluctuations in quarterly sales and earnings due to a number of factors, some of which are substantially outside of the Company’s control, including but not limited to:

•the impact of COVID-19;
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

Various parties, including the Company, own and maintain patents and other intellectual property rights applicable to the dental and medical device fields. Although the Company believes it operates in a manner that does not infringe upon any third-party intellectual property rights, it is possible that a party could assert that one or more of the Company’s products infringe upon such party’s intellectual property and force the Company to pay damages and/or discontinue the sale of certain products.

Additionally, Dentsply Sirona generally warrants each of the Company’s products against defects in materials and workmanship for a period of one year from the date of shipment or installation plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. Successful product warranty claims brought against Dentsply Sirona could reduce its profits and/or impair its financial condition, and damage the Company’s reputation.

Climate change and related natural disasters could negatively impact the Company’s business and financial results.

The Company operates in more than 150 countries and its suppliers’ manufacturing facilities are located in multiple locations around the world. Any natural or other disaster in such a location or the increased frequency of extreme weather could disrupt the production and distribution of our products in these locations. Increasing natural disasters in connection with climate change could also impact our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for our Company.

Federal, state, and local governments are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, could adversely affect our operations and financial results.

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

Item 3. Legal Proceedings

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 22, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” Approximately 112,995 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 235 holders of record of the Company’s common stock.

Stock Repurchase Program

At December 31, 2021, the Company had authorization to purchase $1.0 billion of common stock under the share repurchase program with $890 million remaining under this program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

During the three months ended December 31, 2021, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

October 1, 2021 to October 31, 2021	—	$—	$—	$1,000
November 1, 2021 to November 30, 2021	2.0	55.14	110	890
December 1, 2021 to December 31. 2021	—	—	—	890
	2.0	$55.14	$110

For the year ended December 31, 2021, the Company repurchased approximately 3.5 million shares at a cost of $200 million for an average price of $57.47.

Performance Graph

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.'s common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. The S&P 500 Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/16	12/17	12/18	12/19	12/20	12/21
DENTSPLY SIRONA Inc.	100.00	114.66	65.36	100.09	93.46	100.30
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Health Care	100.00	122.08	129.97	157.04	178.15	224.70

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
•Results of Operations - an analysis of the Company’s consolidated results of operations for the years ended December 31, 2021 and 2020;
•Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates; and
•Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; and aggregate contractual obligations.

2021 Operational Highlights

For the year ended December 31, 2021,

•Net sales increased 27.2% compared to the prior year. On an organic basis (a Non-GAAP measure as defined under the heading "Key Performance Measurements" below) net sales increased 24.6% for the year ended December 31, 2021 compared to prior year. Net sales were positively impacted by approximately 2.9% due to the weakening of the U.S. dollar over the prior year period.

•Net income increased to $421 million as compared to the net loss of $83 million for the prior year. Diluted earnings per share was $1.91 per share compared to a net loss per share of $0.38 in the prior year.

•Cash from operations was $657 million, as compared to $635 million in the prior year.

Company Profile

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 135-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. As The Dental Solutions Company, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment and Consumables.

The Technologies & Equipment segment is responsible for the design, manufacture, sales and distribution of products including dental implants, CAD/CAM systems, orthodontic clear aligner products, imaging systems, treatment centers, instruments, as well as certain healthcare device products, primarily catheters.

The Consumables segment is responsible for the design, manufacture, sales and distribution of dental consumable products which include categories of preventive, restorative, endodontic, and dental laboratory application.

The impacts of COVID-19 and the Company’s response

The COVID-19 pandemic has created significant volatility and uncertainty in the overall markets particularly in the year that followed the initial outbreak late in 2019, leading to changes in consumer behavior, government restrictions on individuals and businesses, and significant disruption to supply chains in several sectors, including dental equipment and medical supplies.

The Company’s 2020 results were materially impacted by this disruption at the outset of the pandemic, including the closure or reduced operations of dental practices. During 2021, demand for the Company’s products has largely recovered, although impacts from the pandemic continue to be experienced as evidenced by the more recent shortages and higher prices of raw materials such as electronic components, transportation and shipping services, and labor.

The impacts of COVID-19 on the Company’s operations during 2021 were as follows:

•The Company has seen customer demand and dental patient traffic normalize in major markets. Despite the resurgence of cases late in 2021 due to variants of the COVID-19 virus, public and private dental practices largely remain open, although many continue to operate at less than pre-pandemic capacities. Certain of the Company's markets including regions of Southeast Asia have experienced setbacks in demand in the second half of the year as a result of renewed COVID-19 infections from recent variants of the virus. While most government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown, and it is uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

•During 2021, the Company has experienced supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. The Company continues to monitor the impact of global supply chain issues, including shipping disruption and inflation of material inputs, as well as labor shortages.

•The Company's COVID-19 infection crisis management process implemented in 2020 remains in effect during 2021. During the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or adverse impact to the Company’s operating results. The Company has continued to prioritize employee safety, and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

As an ongoing consequence of the public's response to the global pandemic, including the restrictive measures imposed to contain its spread, it is noted that dental practices have adapted to potentially long-term conventions of social distancing and remote working. It is expected that the new conditions will continue to increase demand in dental care markets for the efficiencies and benefits that come from digital solutions. In response to this trend which began before the pandemic, the Company has continued to make investments to promote the transformation of dentistry with advancements in digital workflows, software upgrades, 3D printing and other offerings such as clinical education that are allowing the Company to quickly respond to increased demand for digital dentistry. As uncertainty surrounding the pandemic continues, as part of the strategic response to its longer-term implications including the increase in demand for digital solutions, the Company intends to continue targeting investments in this area including the related R&D and sales and marketing investments that will bring these innovations to customers.

The impact of recent developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the European Union, and certain other countries on Russian financial institutions and businesses. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s sales, cost of procuring raw materials, or distribution costs in future periods. Refer to Part I, Item 1A, "Risk Factors" - Risks Related to Our International Operations.

As of December 31, 2021, the net assets of the Company’s subsidiaries in Russia and Ukraine were $63 million, and for the year ended December 31, 2021, the Company’s net sales in Russia and Ukraine were approximately 3% of its consolidated net sales.

Key Performance Measurements

The principal measurements used by the Company in evaluating its business performance are: (1) organic sales by segment and geographic region; and (2) adjusted operating income and margins of each reportable segment, which excludes the impacts of purchase accounting, corporate expenses, and certain other items to enhance the comparability of results period to period.

The Company defines "organic sales" as the reported net sales adjusted for: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture; (2) net sales attributable to discontinued product lines in both the current and prior year periods; and (3) the impact of foreign currency changes, which is calculated by translating current-period net sales using the comparable prior period’s currency exchange rates.

The "organic sales" measure is not calculated in accordance with US GAAP; therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company, and its senior management who receive a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

Business Drivers

The primary drivers of organic sales include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources to drive demand creation, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, sudden changes in the macroeconomic environment such as those caused by the impacts of COVID-19, supply chain challenges, changes in strategy, or distributor inventory levels can and have impacted the Company's sales.

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

Subject to the pace of the post-pandemic recovery, the Company intends to continue pursuing opportunities to expand the Company’s product offerings, technologies, and sales and service infrastructure through partnerships and acquisitions. Although the professional dental market has experienced consolidation, it remains fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

The Company’s business is subject to quarterly fluctuations in net sales and operating income. Price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. The Company typically implements most of its price increases in January or October of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels in excess of retail demand. Changes in dealer inventory levels have impacted the Company’s consolidated net sales in the past, and may continue to do so in the future. In addition, the Company may from time to time, engage in new distributor relationships that could cause fluctuations of consolidated net sales and operating income. Distributor inventory levels may fluctuate, and may differ from the Company’s projections, resulting in the Company’s forecast of future results being different than expected.

There can be no assurance that the Company’s dealers and customers will maintain levels of inventory or patterns of build and liquidation timing in accordance with the Company’s predictions or past history. As of December 31, 2021, certain dealers’ inventory of the Company’s CAD/CAM products was higher than at the end of the prior year, by approximately $50 million. These higher levels of dealer inventory are due to lower-than-expected retail sales in the fourth quarter and may pose headwinds to the Company’s net sales for these products in 2022.

The Company anticipates that inventory levels may continue to fluctuate as dealers and customers manage the effects of COVID-19 and supply chain constraints on their businesses. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors."

Restructuring Programs

In 2018, the Board of Directors approved a plan to restructure and simplify the Company’s business, which was expanded in 2020 for certain portfolio optimization objectives including the exit of the Company’s traditional orthodontics business as well as portions of its laboratory business. A primary goal of the restructuring has been to drive annualized net sales growth of 4% to 5% and adjusted operating income margins of 22% by the fourth quarter of 2022. The operating expense reductions have come as a result of additional leverage from continued integration and simplification of the business. The expanded program is expected to result in total charges of approximately $345 million and annual cost savings of approximately $250 million. Since 2018, the Company has incurred expenditures of approximately $321 million under these programs, of which approximately $123 million were non-cash charges. The Company expects most of the remaining charges will be recorded during the first quarter of 2022. The Company has not seen and does not expect a significant impact to net sales as a result of these actions. The businesses being exited as part of the portfolio optimization have been experiencing declining sales and were dilutive to the Company’s operating income margin. The Company’s traditional orthodontics business, which includes brackets, bands, tubes and wires, had net sales of $92 million in 2020 and $132 million in 2019. The portion of the laboratory business the Company is exiting manufactures removable dentures and related products and had net sales of $30 million in 2020 and $44 million in 2019. The net income of these businesses is not material to the Company’s consolidated results.

Impact of Foreign Currencies

Due to the Company’s global footprint, movements in foreign currency exchange rates may have a material impact on its reported net sales and pre-tax income. With approximately two-thirds of the Company’s net sales originating from regions outside the United States, the Company’s net sales and results from operation are negatively impacted by the strengthening, or positively impacted by the weakening of the U.S. dollar, compared to the primary currencies in which the Company operates.

RESULTS OF OPERATIONS

Net Sales

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$4,251	$3,342	$909	27.2%
Favorable foreign exchange impact				2.9%
Acquisitions				5.4%
Divestitures and discontinued products				(5.7%)
Organic sales				24.6%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both the Technologies & Equipment and Consumables segments and was primarily due to a recovery in demand from the prior year impact of the COVID-19 pandemic on volumes. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth as a result of successful product launches during 2021 and geographic expansion in the Implants, Orthodontics, and Endodontic & Restorative Consumables businesses.

Net Sales by Segment

Technologies & Equipment

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$2,524	$1,961	$563	28.7%
Favorable foreign exchange impact				2.9%
Acquisitions				9.0%
Divestitures and discontinued products				(6.4%)
Organic sales				23.2%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales occurred across all product categories and was primarily due to the easing of the adverse impact of the COVID-19 pandemic, as well as new product launches and geographic expansion of existing products. These increases in organic sales were partly offset by supply chain issues that delayed shipments of certain products to customers until the following year.

Consumables

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,727	$1,381	$346	25.0%
Favorable foreign exchange impact				2.8%
Acquisitions				—%
Divestitures and discontinued products				(4.5%)
Organic sales				26.7%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales occurred across all regions and was the result of overall higher volumes during the year ended December 31, 2021, primarily due to demand recovery from the impact of the COVID-19 pandemic. The segment also benefited from successful launches of new Endodontic and Restorative products, and favorable price increases.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,497	$1,109	$388	35.0%
Favorable foreign exchange impact				0.3%
Acquisitions				15.4%
Divestitures and discontinued products				(4.9%)
Organic sales				24.2%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the year ended December 31, 2021, following periods of lower demand resulting from the COVID-19 pandemic. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth domestically as a result of successful product launches in the Implants, Orthodontics, and Endodontic & Restorative Consumables businesses, partly offset by delays in shipments of some products late in the year due to supply chain constraints.

Europe

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,685	$1,387	$298	21.5%
Favorable foreign exchange impact				4.7%
Acquisitions				—%
Divestitures and discontinued products				(4.7%)
Organic sales				21.5%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both the Technologies & Equipment and Consumables segments and was primarily due to overall higher volumes during the year ended December 31, 2021, following periods of lower demand resulting from the COVID-19 pandemic. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth in Europe as a result of increased sales volumes of CAD/CAM units, as well as successful product launches and geographic expansion in the Implants, Orthodontics, and Restorative Consumables businesses, partly offset by delays in shipments of some Equipment & Instruments products late in the year due to supply chain constraints.

Rest of World

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Net sales	$1,069	$846	$223	26.4%
Favorable foreign exchange impact				3.2%
Acquisitions				1.0%
Divestitures and discontinued products				(8.3%)
Organic sales				30.5%
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the year ended December 31, 2021, following periods of lower demand resulting from the COVID-19 pandemic, particularly in Asia-Pacific markets. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth in the Rest of World markets as a result of increased sales volumes of Implants, CAD/CAM units and the Company's Orthodontics products.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Gross profit	$2,361	$1,657	$704	42.5%

Gross profit as a percentage of net sales	55.5%	49.6%	590 bps
* Percentages are based on actual values and may not recalculate due to rounding.

The increase in the gross profit rate as a percentage of net sales was primarily driven by the increase in net sales for higher margin products, including those related to new product launches. Mix relative to prior year has benefited from portfolio optimization including the discontinuation of certain lower margin products associated with the traditional orthodontic and laboratory businesses, and the strategic investments in higher margin products such as specialized implants solutions and clear aligners. These favorable increases to gross profit as a percentage of sales were offset by pricing incentives for certain products and increased supply chain related expenses including distribution costs in the current year.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,551	$1,312	$239	18.2%
Research and development expenses ("R&D")	171	123	48	38.9%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	17	77	(60)	NM

SG&A as a percentage of net sales	36.5%	39.3%	(280) bps
R&D as a percentage of net sales	4.0%	3.7%	30 bps
* Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses increased primarily due to strategic investments in sales and marketing resources in key growth areas, as well as a decrease in COVID-19 related relief from foreign governments. The decrease in SG&A expenses as a percentage of net sales was primarily driven by greater absorption of expenses due to higher sales, as well as expense discipline.

R&D Expenses

The increase in R&D expenses was primarily due to an increase in spend within the T&E segment driven by increased investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. Additionally, the Company made investments in a new Consumables innovation center in Charlotte, North Carolina. The Company expects to continue to maintain an expanded level of investment in research and development that is at least 4% of annual net sales.

Goodwill Impairment

There were no impairments recorded in the year ended December 31, 2021. During the year ended December 31, 2020, as a result of the impact of the COVID-19 pandemic, the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million. For further details see Item 8, Note 12, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Restructuring and Other Costs

During the year ended December 31, 2021, the Company recorded net expense of $17 million of restructuring costs in connection with the various restructuring initiatives. For further details see Item 8, Note 19, Restructuring and Other Costs, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

During the year ended December 31, 2020, the Company recorded $26 million of restructuring costs primarily related to the expansion of the restructuring plan announced in August 2020. The Company also recorded $51 million of other costs, which consist primarily of impairment charges of $39 million related to indefinite-lived intangible assets and other impairments of $8 million.

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business. The traditional orthodontics business has been part of the Technologies & Equipment segment and the laboratory business has been part of the Consumables segment. The Company expects to record total ending restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company estimates that $45 million to $55 million of the total final restructuring charges will be non-cash charges related to inventory write-downs and fixed asset write-offs. To date through December 31, 2021, the Company recorded expenses of approximately $58 million related to these actions, of which approximately $46 million were non-cash charges.

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages)(a)	2021	2020	$ Change	% Change

Technologies & Equipment	$556	$387	$169	43.7%

Consumables	541	314	227	72.3%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) See Note 7, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The increase in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the increase in net sales, favorable mix including increased volumes for higher margin products, and continued expense discipline during 2021, offset by higher supply chain related expenses, including distribution costs.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change	% Change

Interest expense, net	$55	$47	$8	18.6%
Other expense (income), net	8	1	7	NM
Net interest and other expense	$63	$48	$15
* Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Net interest expense for the year ended December 31, 2021 increased by $8 million as compared to the year ended December 31, 2020, driven primarily by higher average debt levels in 2021 relative to the prior year period.

Other expense (income), net
Other expense (income), net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	$ Change

(Gain) loss on sales of non-core businesses	$(7)	$2	$(9)
Foreign exchange gains (a)	(6)	(13)	7
Loss from equity method investments	10	1	9
Defined benefit pension plan expenses	10	9	1
Other non-operating loss (gain)	1	2	(1)
Other expense (income), net	$8	$1	$7
(a) Foreign exchange gains are primarily related to the revaluation of intercompany payables and loans.

Income Taxes and Net Income (Loss)

	Year Ended December 31,
(in millions, except per share data and percentages)	2021	2020	$ Change

Provision for income taxes	$138	$23	$115

Effective income tax rate	24.7%	(38.3%)

Net income (loss) attributable to Dentsply Sirona	$421	$(83)	$504

Net income (loss) per common share - diluted (a)	$1.91	$(0.38)
* Percentages are based on actual values and may not recalculate due to rounding.
(a) For the year ended December 31, 2020, the Company's net loss per share was calculated on a non-diluted basis.

Provision for income taxes

For the year ended December 31, 2021, income taxes were a net expense of $138 million. During the year ended December 31, 2021, the Company recorded discrete tax expense items of $10 million related to statutory rate changes and $4 million for other discrete tax matters. The Company also recorded $5 million of tax expense as a discrete item related to business divestitures.

The increase in the effective tax rate is due to the overall improvement in the Company’s performance and its corresponding mix of higher-taxed foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

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

Further information regarding the details of income taxes is presented in Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

In particular, the determination of fair value involves uncertainties around the forecasted cash flows as it requires management to make assumptions and apply judgment to estimate future business expectations. Those future expectations include, but are not limited to, the current and ongoing impact of the COVID-19 pandemic and new product developments. The Company also considers the current and projected market and economic conditions amid the ongoing pandemic for the dental industry, both in the U.S. and globally, when determining its assumptions.

A change in any of these estimates and assumptions used in the annual test, as well as unfavorable changes in the ongoing COVID-19 pandemic, or in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and indefinite-lived intangible assets and could result in a future impairment charge. There can be no assurance that the Company's future goodwill and indefinite-lived impairment testing will not result in a material adverse impact to the Company's results of operations.

Information with respect to the Company’s significant accounting policies on goodwill and indefinite-lived intangible assets are included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Goodwill Impairment

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, or if a decision is made to sell a business. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test. It is important to note that fair values which could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company’s reporting units are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350.

Effective 2021 and prospectively, the Company is performing its required annual goodwill impairment test as of April 1 rather than as of April 30 which was the Company's previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company's strategic business planning process. This change did not result in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

The quantitative evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) as its valuation technique to measure the fair value for its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions and estimates involved in the application of the DCF model to forecast operating cash flows include, but are not limited to the discount rates, revenue growth rates (including perpetual growth rates), and future operating margin percentages of the reporting unit’s business. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as future expectations. The revenue growth rate assumptions were developed in consideration of future expectations which included, but were not limited to, the current and ongoing impact of the COVID-19 pandemic, distribution channel changes, impact from competition, and new product developments for these reporting units. The Company also considers the current and projected market conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. Operating cash flow assumptions may also be impacted by assumptions regarding benefits from restructuring initiatives, tax rates, capital spending and working capital changes. Discount rates are estimated for geographic regions and applied to the reporting units located within the regions. These rates are developed based on market participant data, which included assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. The Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames, trademarks and in-process research and development and are not subject to amortization; instead, they are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flow, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets. The Company performed this annual impairment test as of April 1, 2021, in conjunction with the goodwill impairment annual test.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

No goodwill or indefinite-lived intangible impairment was identified at April 1, 2021 in conjunction with the annual test and no subsequent triggering events were identified. For further information, see Note 12, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

During the three months ended March 31, 2020, prior to performance of the annual impairment test, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for four of the Company's five reporting units containing a goodwill balance and all but two of the Company's indefinite-lived intangible assets as of March 31, 2020. The first quarter goodwill impairment test resulted in an impairment charge of $157 million in the Equipment & Instruments reporting unit, and an impairment charge of $39 million related to certain tradenames and trademarks related to the Equipment & Instruments reporting unit. The intangible asset impairment charge was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The Company further performed the required annual impairment tests of goodwill and indefinite-lived intangible assets at April 30, 2020, which did not result in any additional impairment in 2020.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2021, the Company has a valuation allowance of $267 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
(in millions)	2021	2020	$ Change

Cash (used in) provided by:
Operating activities	$657	$635	$22
Investing activities	(358)	(1,106)	748
Financing activities	(379)	490	(869)
Effect of exchange rate changes on cash and cash equivalents	(19)	14	(33)
Net (decrease) increase in cash and cash equivalents	$(99)	$33	$(132)

The increase in cash provided by operating activities was driven primarily by higher sales in the current period, partially offset by unfavorable changes in working capital including a slower trend in collections relative to the prior year, timing of payments to vendors, and a build-up in inventory during the current period to meet recovered demand for the Company's products. For the year ended December 31, 2021, the number of days for sales outstanding in accounts receivable increased by 7 days to 61 days as compared to 54 days at December 31, 2020, and the number of days of sales in inventory increased by 6 days to 108 days at December 31, 2021 as compared to 102 days at December 31, 2020.

The decrease in cash used in investing activities was primarily due to lower cash paid for acquisitions by $830 million, partially offset by higher capital expenditures of $55 million, and less cash proceeds from liquidation of net investment hedges of $56 million. The Company estimates capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2022 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The increase in cash used in financing activities was primarily driven by lower net borrowings of $851 million during 2021 compared to prior year, higher stock repurchases of $60 million, partially offset by greater proceeds from exercises of stock options of $40 million. Primarily as a result of this activity, combined with a decrease of $76 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company's total borrowings decreased by a net $182 million during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company repurchased approximately 3.5 million shares under its open market share repurchase plan for a cost of $200 million at a volume-weighted average price of $57.47. On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program to $1 billion. At December 31, 2021, $890 million of authorization remains available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At December 31, 2021, the Company held 47.1 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021	2020

Current portion of debt	$182	$299
Long-term debt	1,913	1,978
Less: Cash and cash equivalents	339	438
Net debt	$1,756	$1,839

Total equity	5,043	4,970
Total capitalization	$6,799	$6,809

Total net debt to total capitalization ratio	25.8%	27.0%

At December 31, 2021, the Company had a total remaining borrowing capacity of $560 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $170 million outstanding borrowings under the commercial paper facility at December 31, 2021 resulting in $530 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $41 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2021, the Company has $11 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2021, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company's credit facilities are further discussed in Note 15, Financing Arrangements, to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At December 31, 2021, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term as interest rates remain at historically low levels. The Company believes there is sufficient liquidity available for the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2021, the Company held $43 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements" of this Form 10-K.

Contractual Obligations

The Company's scheduled contractual cash obligations at December 31, 2021 were as follows:

	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$3	$95	$351	$1,473	$1,922
Operating leases	57	81	41	36	215
Purchase commitments	161	111	83	—	355
Interest on long-term borrowings, net of interest rate swap agreements	36	71	64	96	267
Postemployment obligations	23	48	50	127	248
Precious metal consignment agreements	43	—	—	—	43
	$323	$406	$589	$1,732	$3,050

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2021, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $42 million of the unrecognized tax benefit has been excluded from the contractual obligations table above. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company’s policy is to manage risk of exposure to interest rates through the use of a combination of fixed and floating rate debt as well as interest rate swaps. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company’s exposure on its net investments in subsidiaries denominated in foreign currencies. The Company’s policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

Foreign Exchange Risk Management

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company hedges various currencies, primarily in euros, Swedish kronor, Canadian dollars, British pounds, Swiss francs and Japanese yen. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances.

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

Currently, the Company uses both derivative and non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment. At December 31, 2021, a 10% weakening of the U.S. dollar against all other currencies would decrease the net fair value associated with the forward foreign exchange contracts by approximately $63 million.

Interest Rate Risk Management

The Company enters into financial instruments, including derivatives, that expose the Company to market risk related to changes in interest rates. The Company uses a combination of financial instruments, including long-term and short-term financing, variable-rate commercial paper and derivative interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing.

At December 31, 2021, an increase of 1% in the interest rates on the variable interest rate instruments would decrease the Company's fair value associated with the derivative interest rate swaps by approximately $15 million.

Consignment Arrangements

The Company holds on a consignment basis, from various financials institutions, the precious metals used in the production of precious metal dental alloy products. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this inventory on consignment as part of its inventory on the Consolidated Balance Sheet. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through). These agreements are cancellable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company typically has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions

As precious metal prices fluctuate, the Company evaluates the impact of the precious metal price fluctuation on its target gross margins for precious metal dental alloy products and may revise the prices customers are charged for precious metal dental alloy products accordingly. While the Company does not separately invoice customers for the precious metal content of precious metal dental alloy products, the underlying precious metal content is the primary component of the cost and sales price of the precious metal dental alloy products. For practical purposes, if the precious metal prices go up or down by a small amount, the Company will not immediately modify prices, as long as the cost of precious metals embedded in the Company’s precious metal dental alloy price closely approximates the market price of the precious metal. If there is a significant change in the price of precious metals, the Company adjusts the price for the precious metal dental alloys, maintaining its margin on the products.

At December 31, 2021, the Company had approximately 31,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $43 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2021, the average annual rate charged by the consignor banks was 1.1%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2021, 2020, and 2019.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020, and 2019.	122

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

In conducting management's evaluation as described above, the operations of the Propel Orthodontics and Datum Dental businesses acquired June 1, 2021 and January 21, 2021 respectively, which were excluded from management's assessment of internal control over financial reporting, together represent less than 1% of consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to these acquisitions, and less than 1% of the Company's consolidated revenues and operating income for the fiscal year ended December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Donald M. Casey, Jr.	/s/	Jorge M. Gomez
	Donald M. Casey, Jr.		Jorge M. Gomez
	Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	March 1, 2022		March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DENTSPLY SIRONA Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Propel Orthodontics and Datum Dental from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Propel Orthodontics and Datum Dental from our audit of internal control over financial reporting. Propel Orthodontics and Datum Dental are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,976 million as of December 31, 2021. Management conducts an impairment test as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. Management uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. Management’s significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit’s business.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units is a critical audit matter are the significant judgment by management when developing the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units. These procedures also included, among others, testing management’s process for developing the fair value of certain reporting units; evaluating the appropriateness of the discounted cash flow models; testing the completeness and accuracy of underlying data used in the discounted cash flow models; and evaluating the reasonableness of significant assumptions used by management related to the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages. Evaluating management’s assumptions related to revenue growth rates, perpetual revenue growth rates, and operating margin percentages involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow models and the reasonableness of the assumptions related to the discount rates and perpetual revenue growth rates.

Uncertain Tax Position Related to a Worthless Stock Deduction

As described in Notes 1 and 22 to the consolidated financial statements, management applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management recognizes in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position. Management has recorded the full benefit of the tax deduction taken associated with a worthless stock deduction. As a result of an audit by the Internal Revenue Service (IRS) for 2013, the Company’s worthless stock deduction of $546 million has been disallowed. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes and have not accrued a liability relating to the proposed tax adjustments. If the worthless stock deduction was ultimately disallowed, the Company would be subject to additional income tax expense.

The principal considerations for our determination that performing procedures relating to the uncertain tax position related to a worthless stock deduction is a critical audit matter are the significant judgment by management when determining the uncertain tax position, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s accurate measurement of the uncertain tax position. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the uncertain tax position related to the worthless stock deduction. These procedures also included, among others, evaluating the appropriateness of management’s assessment by reviewing the technical merits of the tax position taken; evaluating the tax documentation provided by management; and evaluating the status and results of the income tax audit, and correspondence with the IRS. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s interpretation and application of relevant tax laws in the United States and in evaluating the reasonableness of management’s assessment of whether the tax position will be sustained.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2022

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Net sales	$4,251	$3,342	$4,029
Cost of products sold	1,890	1,685	1,864

Gross profit	2,361	1,657	2,165

Selling, general and administrative expenses	1,551	1,312	1,580
Research and development expenses	171	123	143
Goodwill impairment	—	157	—
Restructuring and other costs	17	77	81

Operating income (loss)	622	(12)	361

Other income and expenses:
Interest expense, net	55	47	28
Other expense (income), net	8	1	(12)

Income (loss) before income taxes	559	(60)	345
Provision for income taxes	138	23	82

Net income (loss)	421	(83)	263

Less: Net income (loss) attributable to noncontrolling interests	—	—	—

Net income (loss) attributable to Dentsply Sirona	$421	$(83)	$263

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$1.93	$(0.38)	$1.18
Diluted	$1.91	$(0.38)	$1.17

Weighted average common shares outstanding:
Basic	218.4	219.2	223.1
Diluted	220.2	219.2	224.4

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$421	$(83)	$263

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(181)	182	(83)
Net gain (loss) on derivative financial instruments	25	(32)	(1)
Pension liability adjustments	26	(13)	(36)
Total other comprehensive (loss) income	(130)	137	(120)

Total comprehensive income	291	54	143

Less: Comprehensive (loss) income attributable to noncontrolling interests	(2)	1	1

Comprehensive income attributable to Dentsply Sirona	$293	$53	$142

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$339	$438
Accounts and notes receivable-trade, net	747	673
Inventories, net	504	466
Prepaid expenses and other current assets	247	214
Total Current Assets	1,837	1,791

Property, plant and equipment, net	773	791
Operating lease right-of-use assets, net	193	176
Identifiable intangible assets, net	2,319	2,504
Goodwill, net	3,976	3,986
Other noncurrent assets	122	94
Total Assets	$9,220	$9,342

Liabilities and Equity
Current Liabilities:
Accounts payable	$268	$305
Accrued liabilities	679	653
Income taxes payable	57	60
Notes payable and current portion of long-term debt	182	299
Total Current Liabilities	1,186	1,317

Long-term debt	1,913	1,978
Operating lease liabilities	145	130
Deferred income taxes	408	393
Other noncurrent liabilities	525	554
Total Liabilities	4,177	4,372

Commitments and contingencies (Note 22)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2021 and 2020
264.5 million shares issued at December 31, 2021 and 2020
217.4 million and 218.7 million shares outstanding at December 31, 2021 and 2020, respectively
Capital in excess of par value	6,606	6,604
Retained earnings	1,560	1,233
Accumulated other comprehensive loss	(592)	(464)
Treasury stock, at cost, 47.1 million and 45.8 million shares at December 31, 2021 and 2020, respectively	(2,535)	(2,409)
Total Dentsply Sirona Equity	5,042	4,967

Noncontrolling interests	1	3
Total Equity	5,043	4,970
Total Liabilities and Equity	$9,220	$9,342
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$3	$6,522	$1,226	$(479)	$(2,151)	$5,121	$12	$5,133
Net income	—	—	263	—	—	263	—	263
Other comprehensive (loss) income	—	—	—	(121)	—	(121)	1	(120)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Exercise of stock options	—	13	—	—	96	109	—	109
Stock based compensation expense	—	66	—	—	—	66	—	66
Funding of employee stock purchase plan	—	1	—	—	4	5	—	5
Treasury shares purchased	—	—	—	—	(260)	(260)	—	(260)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.38 per share)	—	—	(84)	—	—	(84)	—	(84)
Balance at December 31, 2019	$3	$6,587	$1,404	$(600)	$(2,301)	$5,093	$2	$5,095
Net loss	—	—	(83)	—	—	(83)	—	(83)
Other comprehensive income	—	—	—	136	—	136	1	137
Exercise of stock options	—	1	—	—	10	11	—	11
Stock based compensation expense	—	47	—	—	—	47	—	47
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(140)	(140)	—	(140)
Restricted stock unit distributions	—	(34)	—	—	19	(15)	—	(15)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.40 per share)	—	—	(87)	—	—	(87)	—	(87)
Balance at December 31, 2020	$3	$6,604	$1,233	$(464)	$(2,409)	$4,967	$3	$4,970
Net income	—	—	421	—	—	421	—	421
Other comprehensive loss	—	—	—	(128)	—	(128)	(2)	(130)
Exercise of stock options	—	15	—	—	37	52	—	52
Stock based compensation expense	—	49	—	—	—	49	—	49
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(200)	(200)	—	(200)
Restricted stock unit distributions	—	(65)	—	—	34	(31)	—	(31)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.43 per share)	—	—	(93)	—	—	(93)	—	(93)
Balance at December 31, 2021	$3	$6,606	$1,560	$(592)	$(2,535)	$5,042	$1	$5,043
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$421	$(83)	$263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	124	142	133
Amortization of intangible assets	222	192	190
Fixed asset impairment	—	3	33
Goodwill impairment	—	157	—
Indefinite-lived intangible asset impairment	—	39	9
Deferred income taxes	(20)	(64)	(37)
Stock based compensation expense	48	47	66
Other non-cash (income) expense	34	2	(6)
(Gain) loss on sale on non-strategic businesses and product lines	(14)	1	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(109)	126	(91)
Inventories, net	(63)	124	14
Prepaid expenses and other current assets, net	(35)	42	13
Other noncurrent assets	(10)	1	(9)
Accounts payable	(46)	(23)	26
Accrued liabilities	78	(17)	45
Income taxes	17	(39)	(16)
Other noncurrent liabilities	10	(15)	(2)
Net cash provided by operating activities	657	635	633

Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(248)	(1,078)	(3)
Cash received on sale of non-strategic businesses or product lines	28	1	11
Capital expenditures	(142)	(87)	(123)
Cash received on derivative contracts	2	58	40
Other investing activities, net	2	—	6
Net cash used in investing activities	(358)	(1,106)	(69)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of deferred financing costs	16	1,448	120
Repayments on long-term borrowings	(297)	(701)	(251)
Net borrowings (repayments) on short-term borrowings	179	2	(69)
Payments on terminated derivative instruments	—	(30)	—
Proceeds from exercised stock options	51	11	109
Cash paid for treasury stock	(200)	(140)	(260)
Cash dividends paid	(92)	(88)	(81)
Other financing activities, net	(36)	(12)	(34)
Net cash (used in) provided by financing activities	(379)	490	(466)
Effect of exchange rate changes on cash and cash equivalents	(19)	14	(3)
Net (decrease) increase in cash and cash equivalents	(99)	33	95

Cash and cash equivalents at beginning of period	438	405	310
Cash and cash equivalents at end of period	$339	$438	$405

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$64	$45	$30
Income taxes paid, net of refunds	148	82	112
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$33	$14	$14
Exchange of inventory for naming rights	2	4	3
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of dental products and technologies, with a 134-year history of innovation and service to the dental industry and patients worldwide. The Company’s principal product categories include dental consumable products, dental equipment, dental technologies and certain healthcare consumable products. The Company sells its products in over 150 countries under some of the most well-established brand names in the industry.

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

Specifically, for the year ended December 31, 2021, some of these estimates and assumptions continue to be based on an ongoing evaluation of expected future impacts from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company's financial condition, liquidity, or results of operations in future periods is highly uncertain and difficult to predict. More specifically, the demand for the Company's products has been, and continues to be, affected by social distancing guidelines, dental practice safety protocols which reduce patient traffic, and some lingering patient reluctance to seek dental care. The Company’s 2020 results were materially impacted by the preventative measures implemented at the outset of the pandemic, including the closure or reduced operations of dental practices. During 2021, demand for the Company’s products has largely recovered, although impacts from the pandemic continue to be experienced as evidenced by the more recent shortages and higher prices of raw materials such as electronic components, higher related transportation costs, and labor shortages. In the current year, the Company has experienced supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. However, uncertainties remain regarding how long these impacts will continue, whether customer demand will fully return to pre-COVID-19 levels upon lifting of remaining government restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

Basis of Presentation

The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Amounts recorded in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income reflect certain adjustments pertaining to prior periods, the impact of which are not material to the financial statements for the years presented. Research and development (“R&D”) expenses for the years ended December 31, 2020 and 2019 have been separately presented on the Consolidated Statement of Operations to conform to the current year presentation. Additionally, results for the year ended December 31, 2020, included adjustments to accruals from prior years which resulted in a net $9 million and $7 million decrease to pre-tax income and net income respectively in that period.

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities of ninety days or less.

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities greater than ninety days and with remaining maturities of one year or less.

Accounts Receivable

The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction. Payment terms are typically 30 days in the U.S. but may be longer in international markets. In general, contracts containing significant financing components are not material to the Company’s financial statements.

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

Accounts receivable are stated net of allowances for doubtful accounts of $13 million and $18 million at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company wrote-off $2 million and $12 million, respectively, of accounts receivable that were previously reserved. The Company increased the provision for doubtful accounts by $2 million and $1 million during 2021 and 2020, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the First In First Out Method ("FIFO") or average cost methods, except for $3 million and $5 million of inventories that was determined by the last-in, first-out (“LIFO”) method as of December 31, 2020 and 2019, respectively. During the current fiscal year 2021, the method of accounting for these inventories was changed from LIFO to FIFO. This change in accounting is preferable as the value of inventory for which cost was previously determined using a LIFO cost flow assumption has declined from prior years due to changes in the business, and it also allows for a more consistent methodology being utilized across the Company, and provides improved comparability with industry peers.

This change in accounting principle was effected during the second quarter, and resulted in an increase in inventories of $4 million and a corresponding reduction to Cost of products sold. The impact of this change was not material to the Company’s financial position as of December 31, 2020, the Company’s results of operations for any previously reported prior year nor is the cumulative effect of the change material to the results of operations for the year ended December 31, 2021. Therefore, prior year amounts have not been retrospectively adjusted.

The Company establishes reserves for inventory estimated to be excess, obsolete or unmarketable based upon assumptions about future demand, market conditions, and expiration of products.

Valuation of Goodwill and Indefinite-Lived and Definite-Lived Intangible Assets

Effective 2021 and prospectively, the Company is performing its required annual goodwill impairment test as of April 1 rather than as of April 30 which was the Company's previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company's strategic business planning process. This change did not result in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

The following information outlines the Company’s significant accounting policies on long-lived assets by type.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. The Company conducts an impairment test as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. This impairment assessment includes an evaluation of reporting units, which the Company has determined are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its fair value, an impairment charge is recognized for the excess amount. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. The Company considers the current market conditions when determining its assumptions. Lastly, the Company reconciles the aggregate fair values of its reporting units to its market capitalization, which include a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment including results of the annual test performed at April 1, 2021 is provided in Note 12, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consists primarily of tradenames and trademarks and in-process research and development acquired during business combinations, and these are not subject to amortization. Valuations of indefinite life intangibles assets acquired are based on information and assumptions available at the time of their acquisition, using income and market approaches to determine fair value. The Company conducts an impairment test as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. For most indefinite-lived intangible assets, the Company performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applies significant judgment to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. For certain indefinite-lived intangible assets, the Company performs a qualitative assessment. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized. Additional information related to the testing for indefinite-lived intangible asset impairment including results of the annual test performed at April 1, 2021 is provided in Note 12, Goodwill and Intangible Assets.

Definite-Lived Intangible Assets

Definite-lived intangible assets primarily consist of patents, tradenames, trademarks, licensing agreements, developed technology, and customer relationships. Valuation of definite-lived intangibles assets acquired in business combinations are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

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

Definite-lived Intangible Asset Type	Useful Life

Patents	Up to date patent expires
Tradenames and trademarks	Up to 20 years
Licensing agreements	Up to 20 years
Customer relationships	Up to 15 years
Developed technology	Up to 15 years

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

These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable. The Company closely monitors all intangible assets, including those related to new and existing technologies, for indicators of impairment as these assets have more risk of becoming impaired. Impairment is based upon an initial evaluation of the identifiable undiscounted cash flows. If the initial evaluation identifies a potential impairment, a fair value of the asset is determined by using a discounted cash flows valuation. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Assets acquired through acquisitions are recorded at fair value. The Company capitalizes costs incurred in the development or acquisition of software, whether for internal or external use. The Company expenses costs incurred in the preliminary project planning stage. Except for leasehold improvements, depreciation and amortization is computed by the straight-line method over the assets' estimated useful lives:

Property, Plant, and Equipment Assets Type	Useful Life
Buildings	40 years
Machinery and Equipment	4 to 15 years
Capitalized Software	2 to 10 years
Leasehold Improvements	Shorter of the estimated useful life or the term of the lease

Maintenance and repairs are expensed as incurred; replacements and major improvements are capitalized. If events or circumstances exist which suggest that the carrying amount of the asset group may not be recoverable, the identifiable undiscounted cash flows of the asset group are compared to the carrying value of the asset. If the carrying value is in excess of the identifiable undiscounted cash flows, the excess of the asset group's carrying cost over its fair value is recorded as an impairment charge.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 10 years. Many of the Company's real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term until deemed probable of renewal. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements. See Note 11, Leases for additional information.

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies. Additionally, the Company manages exposures to changes in interest rates by utilizing interest rate swaps that have the effect of converting floating rate debt to fixed rate, or vice versa.

The Company records all derivative instruments at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”). The Company classifies derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less. The Company has elected to classify the cash flow from derivative instruments in the same category as the cash flows from the items being hedged. Should the Company enter into a derivative instrument that included an other-than-insignificant financing element then all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows as required by US GAAP. See Note 20, Financial Instruments for additional information on derivative instruments.

Pension and Other Postemployment Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans and defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postemployment healthcare plans. Projected benefit obligations and net periodic costs for Company-sponsored defined benefit and postemployment benefit plans are based on an annual actuarial valuation that includes assessment of key assumptions relating to expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postemployment benefits. Changes in these assumptions can impact the Company’s earnings. In determining the cost of postemployment benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as determined by actuaries. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. The Company reports the funded status of its defined benefit pension and other postemployment benefit plans on its consolidated balance sheets as a net liability or asset. Additional information related to the impact of changes in these assumptions is provided in Note 18, Benefit Plans.

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

Litigation

The Company and its subsidiaries, from time to time, are parties to lawsuits arising from operations. The Company records liabilities when a loss is probable and can be reasonably estimated. If these estimates are in the form of ranges, the Company records the liabilities at the most likely outcome within the range. If no point within the range represents a better estimate of the probable loss, then the low point in the range is accrued. The ranges established by management are based on analysis made by internal and external legal counsel who considers the best information known at the time. If the Company determines that a contingency is reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. Legal costs related to these lawsuits are expensed as incurred.

Foreign Currency Translation

The local currency of foreign operations, except for those in highly inflationary economies, generally are considered to be their functional currency.

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the monthly average foreign exchange rates. The effects of these translation adjustments are reported within AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2021, the Company had translation loss of $225 million and a gain of $46 million on its loans designated as hedges of net investments. During the year ended December 31, 2020, the Company had translation gains of $235 million and losses of $54 million on its loans designated as hedges of net investments.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included within Other expense (income), net in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020, 2019, net foreign currency gains were $6 million, $13 million and $27 million, respectively.

Revenue Recognition

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services in accordance with ASC 606-10, Revenues from Contracts with Customers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of products and services to its customers, which for products generally occurs when title and risk of loss transfers to the customer, and for services generally occurs as the customer receives and consumes the benefit. Sales, value-added, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Certain of our contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. The Company generally uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations' database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. In cases where an average selling price is not observable, the Company determines the stand-alone selling price using relevant information and applies suitable estimation methods including, but not limited to, the cost plus a margin approach. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each distinct performance obligation.

The Company exercises judgment in estimating variable consideration, which primarily includes volume discounts, sales rebates, and product returns. The Company adjusts the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed. The Company estimates volume discounts by evaluating specific inputs and assumptions, including the individual customer’s historical and estimated future product purchases. Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later. In estimating sales rebates, the Company evaluates inputs such as customer-specific trends, terms of the customers’ contracted rebate program, historical experience, and the forecasted performance of a customer and their expected level of achievement within the rebate programs. The accruals for these rebate programs are updated as actual results and updated forecasts impact the estimated achievement for customers within the rebate programs. When the Company gives customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty-related returns, are not material.

To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.

For most of its products, the Company transfers control and recognizes revenue when products are shipped from the Company's manufacturing facility or warehouse to the customer. For contracts with customers that contain destination shipping terms, revenue is not recognized until the goods are delivered to the agreed upon destination. As such, the Company’s performance obligations related to product sales are satisfied at a point in time as this is when the customer obtains the use of and substantially all of the benefit of the product.

The Company recognizes revenue from support and maintenance contracts, extended warranties, and other certain contract performance obligations over time based on the period of the contracts or as the services are performed, as the customer simultaneously receives and consumes the benefits provided by the Company's performance of the services. In general, the total amount of revenue recognized over time is not material to the Company’s financial statements.

Depending on the terms of its contracts, the Company may defer the recognition of a portion of revenue on a relative stand-alone selling price basis when certain performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue.

The Company has elected to account for shipping and handling activities as a fulfillment cost within the cost of products sold, and records shipping and handling costs collected from customers in net sales. The Company has adopted one practical expedient: relief from considering the existence of a significant financing component when the payment for the good or service is expected to be one year or less.

Additional information and disclosure regarding revenue recognition is provided in Note 2, Revenue.

Cost of Products Sold

Cost of products sold represents costs directly related to the manufacture and distribution of the Company’s products, and include costs of raw materials, packaging, direct labor, overhead, shipping and handling, warehousing and the depreciation of manufacturing, warehousing and distribution facilities and amortization of intangible assets. Overhead and related expenses include salaries, wages, employee benefits, utilities, lease costs, maintenance and property taxes.

Warranties

The Company provides manufacturer's warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. The Company’s warranty expense and warranty accrual were as follows:

	December 31,
(in millions)	2021	2020	2019

Warranty Expense	$50	$29	$36
Warranty Accrual	28	18	18

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") represent indirect costs associated with generating revenues and in managing the business of the Company. Such costs include advertising and marketing expenses, salaries, employee benefits, incentive compensation, travel, office expenses, lease costs, amortization of capitalized software developed for internal use, and depreciation of administrative facilities. Advertising cost are expensed as incurred.

Research and Development Costs

Research and development (“R&D”) costs primarily include costs associated with developing products, including software. These costs include internal labor costs, material costs, consulting expenses, and certain overheads, such as facilities and information technology costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All costs incurred prior to feasibility of technology are expensed. The Company capitalizes the costs of equipment that have general R&D uses and expenses any equipment that is solely for specific R&D projects. The depreciation expense related to capitalized equipment, including any software directly supporting R&D activities is included in the Company’s R&D costs. Software development costs related to software to be sold, leased, or otherwise marketed incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, the cost of software developed for external use is capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products.

Stock Compensation

Stock-based compensation is measured at the grant date at fair value, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest.

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

During 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company's previously disclosed three year restructuring program announced in November 2018. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. The performance period began on January 1, 2019 and concludes on December 31, 2022. Under this program the Company could issue up to 3 million shares of common stock if all performance targets are met within the period. See Note 16 Equity for more information.

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

The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset valuations and appraisals, and evaluations of existing contingencies, liabilities, and product line information. If the initial valuation for an acquisition is incomplete by the end of the reporting period in which the acquisition occurred, the Company will record provisional estimates in the financial statements. The provisional estimates will be finalized as soon as information becomes available, but not later than one year from the acquisition date.

As part of purchase accounting for acquisitions, the Company values identified intangible assets using an income approach. Technology know-how is valued using an excess earnings method. Tradename and trademark assets are valued using a relief-from-royalty method. Non-compete agreements are valued using a with-and-without method. The Company applies judgment in estimating the fair value of intangible assets acquired, which involves the use of estimates and assumptions with respect to revenue growth rates, EBITDA margin percentages, royalty rate, technology obsolescence factors, useful lives of the assets and discount rates used in computing present values. In addition, the estimates of useful lives of these acquired intangibles are used to calculate depreciation and amortization expense. For additional information related to accounting for acquisitions, see Note 6, Business Combinations.

Investments in Unconsolidated Affiliates

Investments in non-consolidated affiliates, joint ventures and partnerships where the Company maintains significant influence over an entity, but does not have control are accounted for using the equity method. The Company records the carrying value of these investments within Other noncurrent assets in the Consolidated Balance Sheets, and records the Company's proportional share of the investees' net earnings or losses within Other expense (income). Investments in which the Company does not exercise significant influence are recorded at cost, and assessed for any other-than-temporary impairment when events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.

The Company's equity-method net losses were $10 million and $1 million, for the years ended December 31, 2021 and 2020, respectively and negligible for the year ended December 31, 2019.

Noncontrolling Interests

The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of Equity in the Consolidated Balance Sheets. Additionally, the Company reports the portion of net income (loss) and comprehensive income (loss) attributed to the Company and NCI separately in the Consolidated Statements of Operations, and in the Consolidated Statements of Comprehensive Income.

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. The Company has two reportable segments and a description of the activities within these segments is included in Note 7, Segment and Geographic Information.

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

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company has presented the required disclosures in Note 21, Fair Value Measurement.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 828), Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which was subsequently amended by ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope" in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. This standard is permitted to be adopted any time through December 31, 2022, and does not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

Net sales disaggregated by product category were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Equipment & Instruments	$733	$580	$693
CAD/CAM	590	457	527
Orthodontics	274	161	191
Implants	624	476	592
Healthcare	303	287	280
Technology & Equipment segment revenue	$2,524	$1,961	$2,283

Endodontic & Restorative	$1,260	$964	$1,202
Other Consumables	467	417	544
Consumables segment revenue	$1,727	$1,381	$1,746

Total net sales	$4,251	$3,342	$4,029

Technologies & Equipment Segment

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as treatment centers, imaging equipment, motorized dental handpieces, and other instruments for dental practitioners and specialists. Imaging equipment serves as the starting point for the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Treatment centers comprise a broad range of products from basic dentist chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment such as amalgamators, mixing machines and porcelain furnaces.

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of aesthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions ("DI") intraoral scanners, mills, and services. The full-chairside offering enables dentists to practice same day or single visit dentistry.

Orthodontics

The company’s orthodontic product group primarily includes a dentist-directed clear aligner solution, SureSmile, and a direct-to-consumer clear aligner solution, Byte. The orthodontics product category also includes a High Frequency Vibration ("HFV") technology device known as VPro or as HyperByte within Byte's product offering. The clear aligners offerings include software technology that enables clear aligner treatment planning and for SureSmile seamless connectivity of a digital workflow from diagnostics through treatment delivery.

Implants

The Implants product offering includes technology to support signature digital workflows for implant systems, a portfolio of innovative dental implant products, bone regenerative and restorative solutions, and educational programs, all of which provide dental professionals with a completely new way of practicing implantology. The Implants business is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor.

Healthcare

This category consists mainly of urology catheters and other healthcare-related consumable products.

Consumables Segment

Dental consumable products consist of value-added dental supplies and small equipment used in dental offices for the treatment of patients. It also includes specialized treatment products used within the dental office and laboratory settings including products used in the preparation of dental appliances by dental laboratories.

Endodontic & Restorative Products

The Company's Endodontic and Restorative products frequently work together to provide a tandem solution in high-tech dental procedures. The Endodontic products include drills, filers, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. Restorative products include dental prosthetics, such as artificial teeth, dental ceramics, digital dentures, precious metal dental alloys, and crown and bridge porcelain products.

Other Consumables

The remaining consumables products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, impression materials, tooth whiteners and topical fluoride.

Net sales disaggregated by geographic region were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

United States	$1,497	$1,109	$1,373
Europe	1,685	1,387	1,614
Rest of World	1,069	846	1,042
Total net sales	$4,251	$3,342	$4,029

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. At December 31, 2021, the Company had $51 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months. Prior year deferred revenue of $41 million was recognized in the current year.

NOTE 3 - STOCK COMPENSATION

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, RSUs and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. Each restricted stock and RSU issued is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2021 is 20 million.

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Cost of products sold	$3	$1	$2
Selling, general, and administrative expense	44	44	61
Research and development expense	2	1	2
Total stock based compensation expense	$49	$46	$65

Related deferred income tax benefit	$6	$5	$8

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year Ended December 31,
	2021	2020	2019

Weighted average fair value per share	$15.90	$10.03	$12.20
Expected dividend yield	0.68%	0.84%	0.71%
Risk-free interest rate	0.79%	0.77%	2.36%
Expected volatility	31.5%	24.0%	22.6%
Expected life (years)	5.08	5.49	6.00

The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $16 million, $3 million and $37 million, respectively.

The total fair value of shares vested for the years ended December 31, 2021, 2020 and 2019 was $76 million, $54 million and $44 million, respectively.

The NQSO transactions for the year ended December 31, 2021 were as follows:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2020	4.0	$50.01	$17	2.7	$50.28	$12
Granted	0.5	58.85
Exercised	(1.1)	46.81
Forfeited	(0.2)	53.03
December 31, 2021	3.2	$52.44	$15	2.2	$52.05	$11

There were 1.0 million NQSOs unvested at December 31, 2021. The remaining unamortized compensation cost related to NQSOs is $9 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years.

The weighted average remaining contractual term of all outstanding options is 5.6 years and the weighted average remaining contractual term of exercisable options is 4.2 years.

Information about NQSOs outstanding for the year ended December 31, 2021 were as follows:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

30.01	-	40.00	0.1	1.4	$37.29	0.1	$37.29
40.01	-	50.00	1.4	5.9	47.31	0.8	46.73
50.01	-	60.00	1.4	6.0	56.32	0.9	55.05
60.01	-	70.00	0.3	4.3	62.37	0.4	62.24
			3.2			2.2

The unvested RSU transactions for the year ended December 31, 2021 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2020	4.2	$47.29
Granted	1.0	63.61
Vested	(1.5)	45.08
Forfeited	(0.6)	50.01
Unvested at December 31, 2021	3.1	$53.52

The unamortized compensation cost related to RSUs is $42 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 2.0 years.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2021	2020	2019

Net income (loss) attributable to Dentsply Sirona	$421	$(83)	$263

Weighted average common shares outstanding	218.4	219.2	223.1

Earnings (loss) per common share - basic	$1.93	$(0.38)	$1.18

Diluted Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2021	2020	2019

Net income (loss) attributable to Dentsply Sirona	$421	$(83)	$263

Weighted average common shares outstanding	218.4	219.2	223.1
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.8	—	1.3
Total weighted average diluted shares outstanding	220.2	219.2	224.4

Earnings (loss) per common share - diluted	$1.91	$(0.38)	$1.17

For the years ended December 31, 2021, 2020, and 2019, the Company excluded from the computation of weighted average diluted shares outstanding of 1.0 million, 3.1 million, and 3.1 million, respectively of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive.

The calculation of weighted average diluted common shares outstanding excluded 0.9 million of potentially diluted common shares because the Company reported a net loss for year ended December 31, 2020.

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

AOCI includes cumulative foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company's pension plans. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2021, 2020 and 2019, these tax adjustments were $168 million, $216 million and $173 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $250 million and $25 million at December 31, 2021 and 2020, respectively, and which included losses of $116 million and $162 million, at December 31, 2021 and 2020, respectively, on inter-company loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(156)	3	22	26	(105)
Tax expense	(23)	(1)	(6)	(8)	(38)
Other comprehensive (loss) income, net of tax, before reclassifications	$(179)	$2	$16	$18	$(143)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	7	—	8	15
Net (decrease) increase in other comprehensive income	(179)	9	16	26	(128)
Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(368)	$(11)	$(101)	$(120)	$(600)
Other comprehensive income (loss) before reclassifications and tax impact	151	(17)	(23)	(26)	85
Tax benefit	30	1	5	7	43
Other comprehensive income (loss), net of tax, before reclassifications	$181	$(16)	$(18)	$(19)	$128
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	6	8
Net increase (decrease) in other comprehensive income	181	(14)	(18)	(13)	136
Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2021	2020	2019

Loss on derivative financial instruments:
Interest rate swaps	$(4)	$(4)	$(2)	Interest expense, net
Foreign exchange forward contracts	(3)	2	1	Cost of products sold
Net loss before tax	$(7)	$(2)	$(1)
Tax impact	—	—	—	Provision for income taxes
Net loss after tax	$(7)	$(2)	$(1)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$1	$1	$1	(a)
Amortization of net actuarial losses	(12)	(9)	(6)	(a)
Net loss before tax	$(11)	$(8)	$(5)
Tax impact	3	2	1	Provision for income taxes
Net loss after tax	$(8)	$(6)	$(4)

Total reclassifications for the period	$(15)	$(8)	$(5)

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 6 - BUSINESS COMBINATIONS

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

The preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets, $2 million of Current Liabilities and $1 million of Other long-term liabilities. The cash paid and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $7 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company and is not expected to be deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 were immaterial to the financial statements, resulting in an increase to goodwill of $2 million. Management is continuing to finalize its valuation of certain assets and liabilities including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

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

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

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

The fair values of the assets acquired and liabilities assumed in connection with the Datum acquisition were as follows:

(in millions)

Cash and cash equivalents	$2
Other current assets	2
Intangible assets	76
Current liabilities	(2)
Other long-term assets (liabilities), net	(14)
Net assets acquired	64
Goodwill	39
Purchase consideration	$103

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million.

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

The fair values of the assets acquired and liabilities assumed in connection with the Byte acquisition for the year ended December 31, 2020 were as follows:

(in millions)

Cash and cash equivalents	$14
Current assets	16
Intangible assets	416
Current liabilities	(28)
Net assets acquired	418
Goodwill	627
Purchase consideration	$1,045

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, which resulted in the recording of $627 million in goodwill. The amount of goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company, including alignment with the Company’s existing clear aligner business, and is deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $4 million.

Intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Non-compete agreements	$16	5
Technology know-how	210	10
Tradenames and trademarks	190	20
Total	$416
The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the years ended December 31, 2021, and 2020 are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Acquisition-related costs incurred for the year ended December 31, 2021 and 2020 were $8 million and $16 million, respectively, consisting primarily of legal and professional fees in relation to the Propel and Byte acquisitions, for their respective year of acquisition, and are recorded in SG&A expenses in the Consolidated Statements of Operations.

Investment in Affiliates

On June 4, 2021, the effective date of the transaction, the Company paid $16 million to acquire a minority interest in a U.K. based, privately-held provider of healthcare consumables. The investment is recorded as an equity method investment within Other noncurrent assets in the Consolidated Balance Sheets.

During the three months ended December 31, 2020, the Company paid $45 million for interest in a privately-held dental services company. The investment is recorded as an equity-method investment and recorded in Other noncurrent assets in the Consolidated Balance Sheets.

Divestitures

On April 1, 2021, the Company disposed of certain orthodontics businesses based in Japan previously included as part of the Technologies & Equipment segment in exchange for a cash receipt of $8 million. The divestiture resulted in an immaterial loss recorded in Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2021.

On February 1, 2021, the Company disposed of an investment casting business previously included as part of the Consumables segment in exchange for a cash receipt of $19 million. The divestiture resulted in a pre-tax gain of $13 million recorded in Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2021.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two operating segments that are organized primarily by product and generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating segments are also the Company’s reportable segments in accordance with how the Company’s chief operating decision-maker regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

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

Technologies & Equipment

This segment is responsible for the design, manufacture, and sales of the Company’s dental technology and equipment products and healthcare products. These products include dental implants, CAD/CAM systems, orthodontic clear aligners, imaging systems, treatment centers, instruments, as well as medical devices.

Consumables

This segment is responsible for the design, manufacture, and sales of the Company’s consumable products which include various preventive, restorative, endodontic, and dental laboratory products.

The Company’s segment information for the years ended December 31 was as follows:

Net Sales	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$2,524	$1,961	$2,283
Consumables	1,727	1,381	1,746
Total net sales	$4,251	$3,342	$4,029

Depreciation and Amortization	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$280	$261	$258
Consumables	52	61	54
All Other (a)	15	12	11
Total	$347	$334	$323
(a) Includes amounts recorded at Corporate headquarters.

Segment Adjusted Operating Income	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment (a)	$556	$387	$467
Consumables (a)	541	314	440
Segment adjusted operating income	$1,097	$701	$907

Reconciling items (income) expense:
All other (a) (b)	230	281	269
Goodwill impairment	—	157	—
Restructuring and other costs	17	77	81
Interest expense, net	55	47	28
Other expense (income), net	8	1	(12)
Amortization of intangible assets	222	192	189
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	6	6	7
Income (loss) before income taxes	$559	$(60)	$345
(a) $38 million of charges related to discontinuance of product lines, incurred in 2019, which were previously reported in adjusted operating income for the reportable segments, have been reclassified to the “All other” category to conform to current year presentation and our internal reporting to our Chief Operating Decision Maker package ("CODM"). These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Capital Expenditures	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$100	$50	$73
Consumables	37	26	34
All Other (a)	22	11	16
Total	$159	$87	$123
(a) Includes capital expenditures of Corporate headquarters.

Assets	Year Ended December 31,
(in millions)	2021	2020

Technologies & Equipment	$6,894	$7,014
Consumables	2,123	2,172
All Other (a)	203	156
Total	$9,220	$9,342
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Geographic Information

The following tables set forth information about the Company’s significant operations by geographic areas, for the years ended December 31, 2021, 2020, and 2019. Net Sales reported below represent revenues from external customers in those respective countries based on the destination of shipments.

	Year Ended December 31,
(in millions)	2021	2020	2019

Net sales
United States	$1,494	$1,109	$1,375
Germany	499	439	478
Other Foreign	2,258	1,794	2,176
Total net sales	$4,251	$3,342	$4,029
Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

	Year Ended December 31,
(in millions)	2021	2020	2019

Property, plant, and equipment, net
United States	$166	$145	$168
Germany	309	337	327
Sweden	107	110	99
Other Foreign	191	199	208
Total property, plant, and equipment, net	$773	$791	$802
Product and Customer Information
For information on the Company's net sales by product category, including a description of the revenue streams comprising each of the reportable segments, see Note 2, Revenue.

Concentration Risk

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable balance. Customers that accounted for 10% or more of net sales and accounts receivable for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020		2019
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	N/A	13%	12%
Patterson Companies, Inc.	10%	18%	N/A	17%

For the years ended December 31, 2021, 2020, and 2019, third party export sales from the U.S. were less than ten percent of consolidated net sales.

NOTE 8 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Foreign exchange transaction (gain) loss	$(6)	$(13)	$(27)
Other expense (income), net	14	14	15
Total other expense (income), net	$8	$1	$(12)

NOTE 9 - INVENTORIES, NET
Inventories, net were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Raw materials and supplies	$139	$134
Work-in-process	72	68
Finished Goods	293	264
Inventories, net	$504	$466

The Company’s inventory reserve was $86 million and $117 million at December 31, 2021 and 2020, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Land	$51	$54
Buildings and improvements	561	595
Machinery and equipment	982	1,075
Capitalized Software	353	339
Construction in progress	134	120
	$2,081	$2,183
Less: Accumulated depreciation and amortization	1,308	1,392
Property, plant and equipment, net	$773	$791

NOTE 11 - LEASES

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2021	2020

Assets
Finance leases	Property, plant, and equipment, net	$2	$1
Operating leases	Operating lease right-of-use assets, net	193	176
Total right-of-use assets		$195	$177

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$1	$—
Operating leases	Accrued liabilities	50	48
Noncurrent liabilities
Finance leases	Long-term debt	1	1
Operating leases	Operating lease liabilities	145	130
Total lease liabilities		$197	$179

Supplemental information:
Weighted-average discount rate
Finance leases		3.2%	3.7%
Operating leases		3.3%	3.0%

Weighted-average remaining lease term in years
Finance leases		4.3	6.5
Operating leases		5.3	5.2

The lease cost recognized in the Consolidated Statements of Operations for the year ended December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020

Operating lease cost	$67	$57
Short-term lease cost	1	1
Variable lease cost	10	9
Total lease cost	$78	$67

The contractual maturity dates of the remaining lease liabilities for the year ended December 31, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2022	$1	$57	$58
2023	1	46	47
2024	—	35	35
2025	—	24	24
2026	—	17	17
2027 and beyond	—	36	36
Total lease payments	$2	$215	$217
Less imputed interest	—	20	20
Present value of lease liabilities	$2	$195	$197

The supplemental cash flow information for the year ended December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$65	$56

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$1	$—
Operating leases	79	43

NOTE 12 - GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company conducted its annual goodwill and indefinite-lived intangible assets impairment tests as of April 1, 2021.

2021 Annual Goodwill Impairment Testing

The fair values of the Company's five reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit's business. These assumptions were developed in consideration of current market conditions. The total forecasted cash flows for each of the reporting units were discounted using rates ranging between 8.0% to 9.5%. Further, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The revenue growth rate assumptions were developed in consideration of future expectations which include, but were not limited to, distribution channel changes, impact from competition, and new product developments for these reporting units. The Company also considered the current and projected market and economic conditions amid the ongoing COVID-19 pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. As a result of the annual tests of goodwill performed as of April 1, 2021, no impairment was identified.

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

During the time subsequent to the annual evaluation, and at December 31, 2021, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's assessment that no such events have occurred. A change in any of the estimates and assumptions used in the annual test, as well as further unfavorable changes in the ongoing COVID-19 pandemic, a decline in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill impairment testing will not result in a material charge to earnings.

2021 Annual Indefinite-Lived Intangibles Impairment Testing

The Company also assessed the annual impairment of indefinite-lived intangible assets at April 1, 2021, which largely consists of acquired tradenames and trademarks, in conjunction with the annual impairment tests of goodwill. The fair value of acquired tradenames and trademarks is estimated by the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through ownership of an asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. The Company utilized discount rates ranging from 8.5% to 10.0%. As a result of the annual impairment test of indefinite-lived intangible assets, no impairment was identified. The Company applied a hypothetical sensitivity analysis. It was noted that if the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points at April 1, 2021, the fair value of these assets would still exceed their book value.

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

2020 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

During the three months ended March 31, 2020, the Company recorded an impairment charge of $157 million related to the goodwill associated with the Equipment & Instruments reporting unit. The impairment was a result of changes in forecasted revenues, operating margins, and discount rates due to the negative impacts of the COVID-19 pandemic on customer demand for the Company's products, which caused a decline in revenue and profitability in the first quarter of 2020. To determine the fair value of each of the reporting units for which a triggering event was concluded to exist as of March 31, 2020, the Company utilized a discounted cash flow model consistent with the valuation approach described above for the annual impairment test, and utilized discount rates for each of the reporting units which ranged between 9.5% to 11.5%. As a result of these models which included updates to the estimates and assumptions resulting from the ongoing COVID-19 pandemic, the Company determined the goodwill associated with the Equipment & Instruments reporting unit was impaired. The impairment charge was recorded as a separate line in the Consolidated Statements of Operations.

The Company also concluded in the first quarter of 2020 that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event also existed for all but two of the Company's indefinite-lived intangible assets as of March 31, 2020. The Company performed impairment tests for the indefinite-lived intangible assets using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applied significant judgment to determine key assumptions, including royalty rates, and discount rates, which ranged from 10.0% to 17.5%. The impairment test resulted in an impairment charge of $39 million related to certain tradenames and trademarks related to the Equipment & Instruments reporting unit during the three months ended March 31, 2020. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rates. The impairment charge was recorded in Restructuring and other costs in the Consolidated Statements of Operations.

The Company further performed the required annual impairment tests of goodwill and indefinite-lived intangibles at April 30, 2020 consistent with the valuation approaches described above, which did not result in any additional impairment in 2020.

2019 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

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

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2019
Goodwill	$5,253	$881	$6,134
Accumulated impairment losses	(2,737)	—	(2,737)
Goodwill, net	$2,516	$881	$3,397

Acquisition related additions (a)	631	—	631
Impairment	(157)	—	(157)
Translation and other	102	13	115

Balance at December 31, 2020
Goodwill	$5,985	$894	$6,879
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,092	$894	$3,986

Acquisition related additions (a)	109	—	109
Translation and other	(105)	(14)	(119)

Balance at December 31, 2021
Goodwill	$5,989	$880	$6,869
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,096	$880	$3,976
(a) Refer to Note 6, Business Combinations, for more information regarding recent acquisitions.

Identifiable definite-lived and indefinite-lived intangible assets at were as follows:

	Year Ended December 31,
	2021			2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,729	$(762)	$967	$1,681	$(677)	$1,004
Tradenames and trademarks	269	(79)	190	273	(70)	203
Licensing agreements	36	(32)	4	37	(30)	7
Customer relationships	1,091	(545)	546	1,142	(494)	648
Total definite-lived	$3,125	$(1,418)	$1,707	$3,133	$(1,271)	$1,862

Indefinite-lived tradenames and trademarks	598	—	598	642	—	642
In-process R&D (a)	14	—	14	—	—	—
Total indefinite-lived	612	—	612	642	—	642

Total identifiable intangible assets	$3,737	$(1,418)	$2,319	$3,775	$(1,271)	$2,504
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

Amortization expense for identifiable definite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $222 million, $192 million and $190 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding calendar years is $214 million, $216 million, $219 million, $224 million and $146 million for 2022, 2023, 2024, 2025 and 2026, respectively.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet deemed probable at December 31, 2021.

NOTE 13 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Prepaid expenses	$89	$79
Value-added tax receivable	53	36
Deposits	22	33
Other current assets	83	66
Prepaid expenses and other current assets	$247	$214

NOTE 14 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Payroll, commissions, bonuses, other cash compensation and employee benefits	$172	$142
Sales and marketing programs	20	21
Reserve for dealer rebates	203	134
Restructuring costs	11	31
Accrued vacation and holidays	40	41
Professional and legal costs	19	33
Current portion of derivatives	3	32
General insurance	12	12
Warranty liabilities	28	18
Third party royalties	7	11
Deferred income	51	41
Accrued interest	8	13
Accrued property taxes	6	13
Current operating lease liabilities	50	48
Other	49	63
Accrued liabilities	$679	$653

NOTE 15 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt was as follows:

	Year Ended December 31,
	2021		2020
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$170	0.3%	$—	—%
Other short-term borrowings	11	4.8%	3	1.9%
Add: Current portion of long-term debt	1		296
Total short-term debt	$182		$299

Maximum month-end short-term debt outstanding during the year	$380		$299
Average amount of short-term debt outstanding during the year	$265		$95
Weighted-average interest rate on short-term debt at year-end		0.6%		1.9%

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
The Company has a $500 million commercial paper facility. At December 31, 2021, the Company had borrowings of $170 million outstanding under this facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2021 was $16 million. At December 31, 2020, the Company had no outstanding borrowings under this commercial paper facility. The Company also has access to $41 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $11 million.
On July 2, 2021 the Company pre-paid the fixed rate Senior Notes totaling $296 million that were scheduled to mature on August 16, 2021 using cash and short-term commercial paper.

Long-Term Debt

Long-term debt was as follows:

	Year Ended December 31,
	2021		2020
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Fixed rate senior notes $450 million due August 2021	$—	—%	$296	4.1%
Private placement notes 70 million euros due October 2024	79	1.0%	85	1.0%
Private placement notes 25 million Swiss franc due December 2025	27	0.9%	28	0.9%
Private placement notes 97 million euros due December 2025	110	2.1%	118	2.1%
Private placement notes 26 million euros due February 2026	30	2.1%	32	2.1%
Private placement notes 58 million Swiss franc due August 2026	64	1.0%	65	1.0%
Private placement notes 106 million euros due August 2026	121	2.3%	129	2.3%
Private placement notes 70 million euros due October 2027	80	1.3%	85	1.3%
Private placement notes 8 million Swiss franc due December 2027	8	1.0%	8	1.0%
Private placement notes 15 million euros due December 2027	17	2.2%	18	2.2%
Private placement notes 140 million Swiss franc due August 2028	153	1.2%	158	1.2%
Private placement notes 70 million euros due October 2029	79	1.5%	85	1.5%
Fixed rate senior notes 750 million due June 2030	750	3.3%	750	3.3%
Private placement notes 70 million euros due October 2030	80	1.6%	85	1.6%
Private placement notes 45 million euros due February 2031	51	2.5%	55	2.5%
Private placement notes 65 million Swiss franc due August 2031	71	1.3%	73	1.3%
Private placement notes 12.6 billion Japanese yen due September 2031	109	1.0%	122	1.0%
Private placement notes 70 million euros due October 2031	80	1.7%	85	1.7%
Other borrowings, various currencies and rates	13		7
	$1,922		$2,284
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	1		296
Less: Long-term portion of deferred financing costs	8		10
Long-term portion	$1,913		$1,978

At December 31, 2021, the Company had $560 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2021, the Company was in compliance with all debt covenants.

The table below reflects the contractual maturity dates of the various long-term borrowings as follows:

(in millions)	December 31, 2021
2022	$3
2023	11
2024	84
2025	138
2026	213
2027 and beyond	1,473
$1,922

NOTE 16 - EQUITY

On July 28, 2021, the Board of Directors of the Company approved an increase to $1.0 billion in the value of shares of common stock that may be repurchased under the share repurchase program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors.

For the years ended December 31, 2021, 2020 and 2019, the Company repurchased outstanding shares of common stock at a cost of $200 million, $140 million and $260 million, respectively. At December 31, 2021, the Company had authorization to repurchase $890 million in shares of common stock remaining under the share repurchase program.

For the years ended December 31, 2021, 2020 and 2019, the Company received proceeds of $51 million, $11 million and $109 million, respectively, primarily as a result of stock options exercised in the amount of 1.1 million, 0.3 million and 2.7 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2018	264.5	(41.5)	223.0
Shares of treasury stock issued	—	3.1	3.1
Repurchase of common stock at an average cost of $54.18	—	(4.8)	(4.8)

Balance at December 31, 2019	264.5	(43.2)	221.3
Shares of treasury stock issued	—	1.1	1.1
Repurchase of common stock at an average cost of $38.25	—	(3.7)	(3.7)

Balance at December 31, 2020	264.5	(45.8)	218.7
Shares of treasury stock issued	—	2.2	2.2
Repurchase of common stock at an average cost of $57.47	—	(3.5)	(3.5)

Balance at December 31, 2021	264.5	(47.1)	217.4

NOTE 17 - INCOME TAXES

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

United States	$58	$(109)	$(110)
Foreign	501	49	455
	$559	$(60)	$345

The components of the provision (benefit) for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Current:
U.S. federal	$1	$(5)	$(11)
U.S. state	4	1	1
Foreign	153	91	129
Total	$158	$87	$119

Deferred:
U.S. federal	$11	$—	$(2)
U.S. state	2	(2)	2
Foreign	(33)	(62)	(37)
Total	$(20)	$(64)	$(37)

	$138	$23	$82

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
	2021	2020	2019

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	0.8	2.3	0.7
Federal benefit of R&D and foreign tax credits	(0.9)	15.8	(2.0)
US other permanent differences	0.4	(5.6)	0.8
Tax effect of international operations	0.5	4.7	0.4
Global Intangible Low Taxed Income (GILTI)	2.3	(10.9)	3.7
Foreign Derived Intangible Income (FDII)	(1.3)	9.9	(0.1)
Net effect of tax audit activity	1.6	(6.9)	0.4
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	1.9	(0.2)	0.1
Federal tax on unremitted earnings of certain foreign subsidiaries	(0.2)	(4.6)	0.1
Valuation allowance adjustments	(1.7)	(12.9)	(1.3)
Tax effect of impairment of goodwill and intangibles	—	(51.0)	(0.2)
Other	0.3	0.1	0.2

Effective income tax rate on operations	24.7%	(38.3%)	23.8%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021		2020
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$6	$—	$8	$—
Employee benefit accruals	51	—	58	—
Inventory	17	—	25	—
Identifiable intangible assets	—	569	—	613
Insurance premium accruals	3	—	3	—
Miscellaneous accruals	11	—	11	—
Other	17	—	11	—
Unrealized losses included in AOCI	46	—	98	—
Property, plant and equipment	—	48	—	50
Lease right-of-use asset	—	47	—	42
Lease right-of-use liability	47	—	42	—
Product warranty accruals	1	—	1	—
Foreign tax credit and R&D carryforward	49	—	60	—
Restructuring and other cost accruals	5	—	9	—
Sales and marketing accrual	13	—	7	—
Taxes on unremitted earnings of foreign subsidiaries	—	5	—	6
Tax loss carryforwards and other tax attributes	276	—	280	—
Subtotal	$542	$669	$613	$711
Valuation allowances	(267)	—	(287)	—
Total	$275	$669	$326	$711

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

(in millions)	2021	2020

Assets
Other noncurrent assets	$14	$8
Liabilities
Deferred income taxes	$408	$393

The Company has $45 million of foreign tax credit carryforwards at December 31, 2021, of which $36 million will expire in 2025, $3 million will expire in 2027, and $6 million will expire at various times from 2028 through 2031.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1,278 million at December 31, 2021, of which $1,017 million expires at various times through 2041 and $261 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2021 are tax benefits totaling $228 million, before valuation allowances, for the tax loss carryforwards. In addition the Company has recorded a deferred tax asset of $48 million, related to tax attributes.

The Company has recorded $210 million of valuation allowance to offset the tax benefit of net operating losses, $45 million to offset the tax benefit of foreign tax credits, and $12 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

The Company has provided $5 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2021 is approximately $42 million, of this total, approximately $41 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1 million. Of this approximately $1 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate.

The total amount of accrued interest and penalties were $8 million and $4 million at December 31, 2021 and 2020, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. During the years ended December 31, 2021 and 2020, the Company recognized income tax expense of $2 million each year, related to interest and penalties. During the year ended December 31, 2019, the Company recognized income tax benefit of $2 million, related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Germany, Sweden and Switzerland. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012, 2013, 2015 and 2016. For further information on the Internal Revenue Service (“IRS”) Audit, see Note 22, Commitments and Contingencies. The tax years 2014 through 2020 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2013 and is currently under audit for the years 2014 through 2017. The tax years 2018 through 2020 are subject to future potential audit adjustments in Germany. The taxable years that remain open for Sweden are 2013 through 2020. For information related to Sweden, see Note 22, Commitments and Contingencies. The taxable years that remain open for Switzerland are 2011 through 2020.

The activity recorded for unrecognized tax benefits were as follows:

(in millions)	2021	2020	2019

Unrecognized tax benefits at beginning of period	$27	$24	$28
Gross change for prior-period positions	6	1	—
Gross change for current year positions	2	1	—
Decrease due to settlements and payments	—	—	(4)
Decrease due to statute expirations	—	—	—
Increase due to effect of foreign currency translation	—	1	—
Decrease due to effect from foreign currency translation	(1)	—	—

Unrecognized tax benefits at end of period	$34	$27	$24

U.S. Federal Legislative Changes

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,771 million at December 31, 2021 and $1,807 million at December 31, 2020. The Tax Cuts and Jobs Act (the "act" or "U.S. tax reform") imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

For the Global Intangible Low Taxed Income (GILTI) provision of the Act, the Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

In March 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the globe, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. In December 2020, the U.S. Congress passed a second relief package, Consolidated Appropriations Act, 2021. The enactment period impacts to the Company were immaterial to income tax expense.

NOTE 18 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings Plan (the "Plan"), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company makes a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $39 million, $36 million and $35 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Defined Benefit Plans

The Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland, Taiwan, and the United States. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German and Swedish plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

The Company predominantly derives its discount rates by applying the specific spot rates along the yield curve to the relevant projected cash flows; or, in markets where there is an absence of a sufficiently deep corporate bond market, it uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate or government bond yield in the respective economic regions of the plan. For the large defined benefits pension plans, the Company uses a spot rate approach for the estimation of the Service Cost and Interest Cost components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows.

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2021 include a $26 million actuarial gain primarily attributable to the increase in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans. The changes also include a $6 million actuarial gain due to demographic assumption changes and a $16 million actuarial loss due to plan experience different than anticipated.

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2020 include a $31 million actuarial loss primarily attributable to the change in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans.

Defined Benefit Pension Plan Assets

The primary investment strategy is to ensure that the assets of the plans, along with anticipated future contributions, will be invested in order that the benefit entitlements of employees, pensioners and beneficiaries covered under the plan can be met when due with high probability. Pension plan assets consist mainly of common stock and fixed income investments. The target allocations for defined benefit plan assets are 30% to 65% equity securities, 30% to 65% fixed income securities, 0% to 15% real estate, and 0% to 25% in all other types of investments. Equity securities include investments in companies located both in and outside the U.S. Equity securities in the defined benefit pension plans do not include Company common stock contributed directly by the Company. Fixed income securities include corporate bonds of companies from diversified industries, government bonds, mortgage notes and pledge letters. Other types of investments include investments in mutual funds, insurance contracts, hedge funds and real estate. These plan assets are not recorded in the Company’s Consolidated Balance Sheet as they are held in trust or other off-balance sheet investment vehicles.

The defined benefit pension plan assets maintained in Austria, Germany, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess of 2% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns. In accordance with the investment policies, the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Change in Benefit Obligation
Benefit obligation at beginning of year	$675	$578
Service cost	17	16
Interest cost	3	5
Participant contributions	4	4
Actuarial losses (gains)	(16)	31
Plan amendments	(1)	—
Acquisitions/Divestitures	(2)	—
Effect of exchange rate changes	(41)	59
Plan curtailments and settlements	(1)	(1)
Benefits paid	(19)	(17)
Benefit obligation at end of year	$619	$675

Change in Plan Assets
Fair value of plan assets at beginning of year	$213	$185
Actual return on assets	10	9
Plan settlements	(1)	—
Acquisitions/Divestitures	(3)	—
Effect of exchange rate changes	(7)	17
Employer contributions	15	15
Participant contributions	4	4
Benefits paid	(19)	(17)
Fair value of plan assets at end of year	$212	$213

Funded status at end of year	$(407)	$(462)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2021	2020

Other noncurrent assets, net	Other noncurrent assets	$2	$—
Deferred tax asset	Other noncurrent assets	36	49
Total assets		$38	$49

Current liabilities	Accrued liabilities	(9)	(10)
Other noncurrent liabilities	Other noncurrent liabilities	(400)	(452)
Deferred tax liability	Deferred income taxes	(1)	(1)
Total liabilities		$(410)	$(463)

Accumulated other comprehensive income	Accumulated other comprehensive loss	105	139
Net amount recognized		$(267)	$(275)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Net actuarial loss	$144	$191
Net prior service cost	(4)	(4)
Before tax AOCI	$140	$187
Less: Deferred taxes	35	48
Net of tax AOCI	$105	$139

Information for pension plans with a projected or accumulated benefit obligation in excess of plan assets were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Projected benefit obligation	$427	$484
Accumulated benefit obligation	403	455
Fair value of plan assets	17	26

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in Consolidated
(in millions)	2021	2020	2019	Statements of Operations

Service cost	$7	$6	$6	Cost of products sold
Service cost	10	10	8	Selling, general and administrative expenses
Interest cost	3	5	8	Other expense (income), net
Expected return on plan assets	(4)	(4)	(5)	Other expense (income), net
Amortization of prior service credit	(1)	(1)	(1)	Other expense (income), net
Amortization of net actuarial loss	12	9	6	Other expense (income), net
Acquisitions/Divestitures	1	—	—	Other expense (income), net
Curtailment and settlement (gains) loss	(1)	—	6	Other expense (income), net
Net periodic benefit cost	$27	$25	$28

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Net actuarial loss (gain)	$(36)	$43	$53
Amortization	(11)	(9)	(5)
Total recognized in AOCI	$(47)	$34	$48
Total recognized in net periodic benefit cost and AOCI	$(20)	$59	$76

Assumptions

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2021	2020	2019

Interest crediting rate	1.3%	1.3%	1.3%
Discount rate	1.1%	0.6%	1.0%
Rate of compensation increase	2.6%	2.4%	2.5%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2021	2020	2019

Interest crediting rate	1.3%	1.3%	1.3%
Discount rate	0.6%	1.0%	1.8%
Expected return on plan assets	2.2%	2.3%	2.9%
Rate of compensation increase	2.4%	2.5%	2.5%
Measurement date	12/31/2021	12/31/2020	12/31/2019

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2021 and 2020 is presented in the table below by asset category. Approximately 78% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$17	$17	$—	$—
Equity securities:
International	65	65	—	—
Fixed income securities:
Fixed rate bonds (a)	66	66	—	—
Other types of investments:
Mutual funds (b)	18	18	—	—
Insurance contracts	34	—	—	34
Hedge funds	11	—	—	11
Real estate	1	—	—	1
Total	$212	$166	$—	$46

	December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$16	$16	$—	$—
Equity securities:
International	58	58	—	—
Fixed income securities:
Fixed rate bonds (a)	65	65	—	—
Other types of investments:
Mutual funds (b)	20	20	—	—
Common trusts (c)	5	—	5	—
Insurance contracts	37	—	—	37
Hedge funds	12	—	—	12
Total	$213	$159	$5	$49
(a) This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.
(b) This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.
(c) This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

A reconciliation from December 31, 2020 to December 31, 2021 for the plan assets categorized as Level 3 were as follows:

	December 31, 2021
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2020	$37	$12	$—	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)	1	1	—
Purchases, sales and settlements, net	(1)	(2)	—	(3)
Transfers in and/or (out)	2	—	—	2
Effect of exchange rate changes	(2)	—	—	(2)
Balance at December 31, 2021	$34	$11	$1	$46

	December 31, 2020
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2019	$30	$9	$—	$39
Actual return on plan assets:
Relating to assets still held at the reporting date	3	—	—	3
Purchases, sales and settlements, net	—	2	—	2
Effect of exchange rate changes	4	1	—	5
Balance at December 31, 2020	$37	$12	$—	$49

Fair values for Level 3 assets are determined as follows:

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

Cash Flows

In 2022, the Company expects to make employer contributions of $17 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future were as follows:

(in millions)	Pension Benefits

2022	$23
2023	24
2024	24
2025	25
2026	25
2027-2031	127

NOTE 19 - RESTRUCTURING AND OTHER COSTS

During the year ended December 31, 2021, the Company recorded net restructuring and other costs of $20 million, which consists primarily of severance and other restructuring costs of $23 million, offset by adjustments to inventory reserve of $3 million.

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

The details of total restructuring and other costs for the years ended 2021, 2020 and 2019 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31,
(in millions)	2021	2020	2019

Cost of products sold	$(3)	$44	$25
Selling, general, and administrative expenses	6	2	23
Restructuring and other costs	17	77	81
Other income and expenses	—	—	(1)
Total restructuring and other costs	$20	$123	$128

Restructuring Programs and Accruals

In 2018, the Board of Directors of the Company approved a plan to restructure and simplify the Company’s business, which was expanded in 2020 for certain portfolio optimization objectives including the exit of the Company's traditional orthodontics business as well as portions of its laboratory business. These plans are nearing completion as of the end of 2021 and are expected to result in total charges of approximately $345 million, of which $321 million has been incurred as of December 31, 2021. For the year ended December 31, 2021, the Company made a $3 million adjustment related to inventory reserves and recorded severance costs of $2 million related to these plans. Remaining expenses in 2021 pertain to minor restructuring actions taken during the year. These expenses are included in the above table.

The Company's restructuring accruals at December 31, 2021 were as follows:

	Severance
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$12	$17	$—	$29
Provisions and adjustments	3	3	13	19
Amounts applied	(10)	(11)	(4)	(25)
Change in estimates	(2)	(7)	—	(9)
Balance at December 31, 2021	$3	$2	$9	$14

	Other Restructuring Costs
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$3	$2	$—	$5
Provisions and adjustments	2	5	3	10
Amounts applied	(2)	(5)	(3)	(10)
Balance at December 31, 2021	$3	$1	$—	$4

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2020	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2021

Technologies & Equipment	$16	$9	$(14)	$(4)	$7
Consumables	17	15	(16)	(5)	11
All Other	1	5	(5)	(1)	—
Total	$34	$29	$(35)	$(10)	$18

The Company's restructuring accruals at December 31, 2020 were as follows:

	Severances
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$7	$20	$—	$27
Provisions and adjustments	2	2	28	32
Amounts applied	(4)	(8)	(9)	(21)
Change in estimates	—	(7)	(2)	(9)
Balance at December 31, 2020	$5	$7	$17	$29

	Other Restructuring Costs
(in millions)	2018 and Prior Plans	2019 Plans	2020 Plans	Total

Balance at December 31, 2019	$3	$—	$—	$3
Provisions and adjustments	—	1	3	4
Amounts applied	—	(1)	(1)	(2)
Balance at December 31, 2020	$3	$—	$2	$5

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2019	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2020

Technologies & Equipment	$19	$16	$(12)	$(7)	$16
Consumables	11	16	(8)	(2)	17
All Other	—	4	(3)	—	1
Total	$30	$36	$(23)	$(9)	$34

NOTE 20 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and cash flows. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert fixed rate debt into variable rate debt or vice versa. The Company does not hold derivative instruments for trading or speculative purposes.

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes, by derivative instrument type at December 31, 2021 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Cash Flow Hedges
Foreign exchange forward contracts	$311	$235
Total derivative instruments designated as cash flow hedges	$311	$235

Hedges of Net Investments
Foreign exchange forward contracts	$182	$91
Cross currency basis swaps	303	—
Total derivative instruments designated as hedges of net investments	$485	$91

Fair Value Hedges
Foreign exchange forward contracts	$217	$87
Interest rate swaps	250	—
Total derivative instruments designated as fair value hedges	$467	$87

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$301	$301
Total derivative instruments not designated as hedges	$301	$301

Cash Flow Hedges

Foreign Exchange Risk Management
The Company hedges select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. The Company designates certain foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

These foreign exchange forward contracts generally have maturities up to 18 months, which is the period over which the Company is hedging exposures to variability of cash flows and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
The Company enters into interest rate swap contracts to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. At December 31, 2021, $25 million of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release
Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At December 31, 2021, the Company expects to reclassify $1 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 5, Comprehensive (Loss) Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments and are included in AOCI. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

The fair value of the foreign exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross-currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

On July 2, 2021, the Company entered into a cross-currency basis swap of a notional amount of $300 million, which matures on June 3, 2030. The cross-currency basis swap is designated as a hedge of net investments. This contract effectively converts a portion of the $750 million bond coupon from 3.3% to 1.7%, which will result in a net reduction of interest expense in 2021.

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

Interest Rate Risk Management

On July 1, 2021, the Company entered into variable interest rate swaps with a notional amount of $250 million, which effectively converted a portion of the underlying fixed rate of 3.3% on the $750 million Senior Notes due June 2030 to a variable interest rate. Of the $250 million notional amount, $100 million has a term of five-years maturing on June 1, 2026 and $150 million has a term of nine years maturing on March 1, 2030.

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

Derivative Instrument Activity

The amount of gains (losses) recorded in the Company's Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments were as follows:

	Year Ended December 31, 2021
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(3)	$2	$—
Interest rate swaps	—	Interest expense, net	(4)	—	—
Total for cash flow hedging	$3		$(7)	$2	$—

Hedges of Net Investments
Cross currency basis swaps	$13	Interest expense, net	$—	$—	$6
Foreign exchange forward contracts	10	Other expense (income), net	—	1	—
Total for net investment hedging	$23		$—	$1	$6

Fair Value Hedges
Foreign exchange forward contracts	$(1)	Other expense (income), net	$—	$1	$23
Interest rate swap	—	Interest expense, net	—	—	1
Total for fair value hedging	$(1)		$—	$1	$24

	Year Ended December 31, 2020
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(2)	Cost of products sold	$2	$4	$—
Interest rate swaps	(16)	Interest expense, net	(4)	—	—
Total for cash flow hedging	$(18)		$(2)	$4	$—

Hedges of Net Investments
Cross currency basis swaps	$(26)	Interest expense, net	$—	$—	$9
Foreign exchange forward contracts	6	Other expense (income), net	—	6	—
Total for net investment hedging	$(20)		$—	$6	$9

Fair Value Hedges
Foreign exchange forward contracts	$(3)	Interest expense, net	$—	$3	$—
Total for fair value hedging	$(3)		$—	$3	$—
.

	Year Ended December 31, 2019
(in millions)	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(6)	Cost of products sold	$1	$2	$—
Interest rate swaps	(11)	Interest expense, net	(2)	—	—
Total for cash flow hedging	$(17)		$(1)	$2	$—

Hedges of Net Investments
Cross currency basis swaps	$9	Interest expense, net	$—	$—	$8
Foreign exchange forward contracts	9	Other expense (income), net	—	22	—
Total for net investment hedging	$18		$—	$22	$8

Fair Value Hedges
Foreign exchange forward contracts	$3	Interest expense, net	$—	$3	$—
Total for fair value hedging	$3		$—	$3	$—

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		December 31,
(in millions)		2021	2020	2019

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	Other expense (income), net	$(9)	$7	$(3)
Total for instruments not designated as hedges		$(9)	$7	$(3)

Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$18	$11	$2	$1
Interest rate swaps	5	—	—	9
Cross currency basis swaps	4	—	—	7
Total	$27	$11	$2	$17

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

	Year Ended December 31, 2020
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$2	$10	$3
Cross currency basis swaps	—	—	20	—
Total	$5	$2	$30	$3

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$2	$—
Total	$3	$—	$2	$—

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(9)	$—	$22
Total assets	$31	$—	$31	$(9)	$—	$22

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Interest rate swaps	4	—	4	(2)	—	2
Cross currency basis swaps	4	—	4	(3)	—	1
Total liabilities	$12	$—	$12	$(9)	$—	$3

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2020 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9	$—	$9	$(9)	$—	$—
Cross currency basis swaps	—	—	—	—	—	—
Total assets	$9	$—	$9	$(9)	$—	$—

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$—	$—	$15
Cross currency basis swaps	20	—	20	(7)	—	13
Total liabilities	$35	$—	$35	$(7)	$—	$28

NOTE 21 - FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total long-term debt, including current portion, was $2,239 million and $2,095 million, respectively, at December 31, 2021. At December 31, 2020, the estimated the fair value and carrying value was $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at December 31, 2021 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

The interest rate on the outstanding principal of the $750 million Senior Notes is a fixed rate of 3.3%. The fair value of the Senior Notes is based on interest rates at December 31, 2021. For additional details on interest rates of long-term debt, please see Note 15, Financing Arrangements.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5	$—	$5	$—
Long-term debt	4	—	4	—
Cross currency interest rate swaps	4	—	4	—
Foreign exchange forward contracts	30	—	30	—
Total assets	$43	$—	$43	$—

Liabilities
Interest rate swaps	$9	$—	$9	$—
Cross currency basis swaps	7	—	7	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	10	—	—	10
Total liabilities	$30	$—	$20	$10

	Year Ended December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10	$—	$10	$—
Total assets	$10	$—	$10	$—

Liabilities
Cross currency interest rate swaps	$20	$—	$20	$—
Foreign exchange forward contracts	15	—	15	—
Contingent considerations on acquisitions	5	—	—	5
Total liabilities	$40	$—	$35	$5

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 20, Financial Instruments and Derivatives.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3)

The Company’s Level 3 liabilities at December 31, 2021 are related to earn-out obligations from acquisitions and licensing arrangements. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, December 31, 2019	$9
Issuance of new contingent consideration	—
Loss (gain) in Other expense (income), net	—
Payments	(4)
Balance, December 31, 2020	$5
Issuance of contingent consideration from business acquisition (a)	9
Loss (gain) in Other expense (income), net	—
Payments	(4)
Balance, December 31, 2021	$10
(a) Refer to Note 6, "Business Combinations" for more information regarding recent acquisitions

There were no additional purchases or transfers of Level 3 financial instruments in 2021 and 2020.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of December 31, 2021.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. ("Sirona") with DENTSPLY International Inc. (the "Merger"). The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. On September 26, 2019, the Court granted the Company's motion to dismiss all claims and a judgment dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs' post-judgment motion to vacate or modify the judgment and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgment motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court's decision dismissing the action. The plaintiffs' appeals and the Company's cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds. The Plaintiffs did not appeal the Appellate Division decision.

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

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team on October 28, 2020 and, on November 13, 2020, submitted a supplemental response to questions raised by the Appeals Team. The Company’s position continues to be reviewed by the IRS Appeals Office team. The Company believes the IRS' position is without merit and believes that it is more likely-than-not the Company’s position will be sustained upon further review by the IRS Appeals Office Team. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $44 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court. Subsequently, the Swedish Tax Authority has conceded in pending court proceedings that the Company should be granted further interest expense deductions, but still claims that interest expense deductions incurring a maximum additional tax expense of $11 million should be disallowed on grounds not relating to European Union law. The Company intends to vigorously defend its position and pursue related appeals.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At December 31, 2021, non-cancelable purchase commitments are as follows:

(in millions)

2022	$161
2023	73
2024	38
2025	41
2026	42
Thereafter	—
Total	$355

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

Indemnification

In the normal course of business to facilitate sale of our products and services, we indemnify certain parties: customers, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of December 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

Other Commitments

At December 31, 2021, we were obligated under various operating lease agreements. Please refer to Note 11, Leases, for additional details.

At December 31, 2021, we were obligated under various defined benefit pension plans in the U.S. and other countries that cover employees who meet eligibility requirements. Please refer to Note 18, Benefit Plans, for additional details.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

		Additions
Description	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2019	$25	$10	$1	$(6)	$(1)	$29
2020	29	1	(2)	(12)	2	18
2021	18	2	(3)	(2)	(2)	13

Inventory valuation reserve:

For the Year Ended December 31,
2019	$93	$8	$—	$(16)	$—	$85
2020	85	62	—	(33)	3	117
2021	117	17	—	(41)	(7)	86

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2019	$288	$8	$—	$(6)	$(2)	$288
2020	288	(5)	—	(2)	6	287
2021	287	(10)	—	(3)	(7)	267
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be included under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required under this item will be included under the captions “Directors’ Compensation,” “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be included under the caption “Principal Beneficial Owners of Shares” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item will be included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required under this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (14)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (37)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (17)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (22)
3.2		Fifth Amended and Restated By-Laws, dated as of February 14, 2018 (20)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (3)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (13)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (23)
4.4		Description of the Registrant's Securities (31)

Exhibit Number		Description
4.5		Form of Indenture (10)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (11)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (13)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (15)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (13)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (15)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (17)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (28)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (34)
5.1		Opinion of Skadden, Arps, Slate, Meagher & Flom LLP (34)
10.1		2002 Amended and Restated Equity Incentive Plan* (5)
10.2		Restricted Stock Unit Deferral Plan* (15)
10.3	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.4		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (5)
10.5		DENTSPLY SIRONA Inc. Directors' Deferred Compensation Plan, as amended and restated January 1, 2019* (25)
10.6		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (25)
10.7		Incentive Compensation Plan, amended and restated* (9)
10.8		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.9	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (4)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (2)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (2)

Exhibit Number		Description
	(d)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Commerzbank AG (formerly known as Dresdner Bank AG), Frankfurt, and the Company (5)
	(e)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (12)
	(f)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (12)
10.10		2010 Equity Incentive Plan, amended and restated* (15)
10.11		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (21)
10.12		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (16)
10.13		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (16)
10.14		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (17)
10.15		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan* (17)
10.16	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (18)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (26)
	(c)	Separation and Release of Claims Agreement, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos, dated May 24, 2019* (27)
10.17	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Keith Ebling* (21)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Keith J. Ebling* (26)
10.18	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (19)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (25)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (26)
10.19	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (20)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement* (Filed herewith)
10.20		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.21		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.22		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.23		Employee Stock Purchase Plan, dated May 23, 2018* (24)
10.24	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (30)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (29)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (31)
	(d)	Non-Employee Director Compensation Policy, effective September 30, 2020* (36)
	(e)	Non-Employee Director Compensation Policy, effective February 23, 2022* (Filed herewith)
10.25		Form of Performance Restricted Stock Unit Award Agreement* (26)
10.26		Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (29)
10.27		Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (29)
10.28		Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (29)

Exhibit Number	Description
10.29	First Amendment to Employment Agreement, dated August 6, 2018, between DENTSPLY SIRONA Inc. and William E. Newell* (35)
10.30	Employment Agreement, dated May 27, 2017, between DENTSPLY SIRONA Inc. and William E. Newell* (35)
10.31	Separation Agreement with General Release, dated July 20, 2020, by and between William E. Newell and DENTSPLY SIRONA Inc* (35)
10.32	364-Day Credit Agreement, dated as of April 9, 2020, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the lenders party thereto (32)
10.33	Employment Agreement, dated October 28, 2019, between Dentsply Sirona Deutschland GmbH and Walter Petersohn (33)
10.34	Separation and Release of Claims Agreement, dated May 31, 2021, by and between DENTSPLY SIRONA Inc and Keith J. Ebling* (38)
18	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (39)
18.1	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (39)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
23.2	Consent of Skadden, Arps, Slate, Meagher & Flom LLP (included in Exhibit 5.1) (34)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated November 3, 2017, File no.0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated March 8, 2019, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2019, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 26, 2019, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company's Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated April 9, 2020, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, File no. 0-16211.

(34)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 26, 2020, File no. 0-16211.

(35)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2020, File no. 0-16211

(36)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(37)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated January 4, 2021, File no. 0-16211.

(38)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 1, 2021, File no. 0-16211.

(39)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Donald M. Casey, Jr.
Donald M. Casey, Jr.
Chief Executive Officer

Date:		March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Donald M. Casey, Jr.	March 1, 2022
	Donald M. Casey, Jr.	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Jorge M. Gomez	March 1, 2022
	Jorge M. Gomez	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/	Ranjit S. Chadha	March 1, 2022
	Ranjit S. Chadha	Date
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Eric K. Brandt	March 1, 2022
	Eric K. Brandt	Date
Chairman of the Board of Directors

/s/	Willie A. Deese	March 1, 2022
	Willie A. Deese	Date
Director

/s/	Betsy D. Holden	March 1, 2022
	Betsy D Holden	Date
Director

/s/	Clyde R. Hosein	March 1, 2022
	Clyde R. Hosein	Date
Director

/s/	Harry M Jansen Kraemer, Jr.	March 1, 2022
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Arthur D. Kowaloff	March 1, 2022
	Arthur D. Kowaloff	Date
Director

/s/	Gregory T. Lucier	March 1, 2022
	Gregory T. Lucier	Date
Director

/s/	Leslie F. Varon	March 1, 2022
	Leslie F. Varon	Date
Director

/s/	Janet S. Vergis	March 1, 2022
	Janet S. Vergis	Date
Director

/s/	Dorothea Wenzel	March 1, 2022
	Dorothea Wenzel	Date
Director