Form 10-Q/A
period 2021-09-30
DENTSPLY SIRONA Inc.
filed 2022-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
Amendment No. 1
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____ to_____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

All statements in this Form 10-Q/A that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-Q/A in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the novel coronavirus (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate. No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.

You should carefully consider these and other relevant factors, including those risk factors in Part II, Item 1A, “Risk Factors” of this Form 10-Q/A and any other information included or incorporated by reference in this report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

EXPLANATORY NOTE

Dentsply Sirona Inc. (“Dentsply Sirona” or the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2021 (the “Form 10-Q” or “Original Filing”), to make certain changes described below.

Restatement

On October 29, 2022, the Company, in consultation with the Audit and Finance Committee of its Board of Directors (the “Audit and Finance Committee”), reached a determination that the Company’s consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021 should no longer be relied upon because of certain misstatements contained in those financial statements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements by amending the Original Filing and its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). The Audit and Finance Committee and management also discussed this conclusion with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”).

As first disclosed in the Company’s Form 12b-25 filed on May 10, 2022, the Audit and Finance Committee has been conducting an internal investigation into certain financial reporting matters. That investigation has been completed, and the results are discussed below in this Explanatory Note. As a result of a separate but concurrent review by the Company of the accounting for various customer incentive arrangements unrelated to the transactions subject to the internal investigation (the “Accounting Review”), management identified errors related to certain customer incentive programs. During the Accounting Review, it was also determined that the Company utilized incorrect accounting and assumptions in the determination of estimates related to its sales returns provisions, warranty reserve provisions and variable consideration. Management identified misstatements for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, in each case, that the Company deemed to be material when considered together with certain qualitative and quantitative considerations such as the fact that the misstatements masked a failure to meet internal financial targets and external financial analyst expectations for the three months ended September 30, 2021 and due to the material weaknesses identified through the course of the Audit and Finance Committee’s investigation.

For a more detailed discussion of the correction of these accounting errors, refer to Note 1 Significant Accounting Policies and Restatement to the consolidated financial statements of the Company included in Part I, Item 1 of this Form 10-Q/A. For more information about the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.

Audit and Finance Committee’s Investigation

North America Investigation

On May 10, 2022, the Company announced that the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. The Audit and Finance Committee’s investigation was focused on the Company’s use of incentives to sell products to certain distributors in North America in the third and fourth quarters of 2021, whether those incentives were appropriately accounted for, and whether the impact of the sales to which they were applied were adequately disclosed in the Company’s periodic reports filed with the SEC. The Audit and Finance Committee also investigated allegations that certain former members of senior management may have directed the Company’s use of these incentives and other actions to achieve executive compensation targets in 2021. We refer to this portion of the Audit and Finance Committee’s investigation as the North America Investigation.

In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud. The Audit and Finance Committee determined that certain former members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company’s Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. The North America Investigation found that certain former members of senior management, including the former Chief Executive Officer and the former Chief Financial Officer, created a culture where employees did not feel comfortable raising concerns without fear of retaliation. In addition, the North America Investigation substantiated certain allegations regarding inappropriate tone at the top by the former Chief Executive Officer and the former Chief Financial Officer.

The North America Investigation identified instances in which the Company’s distributors in North America were offered incremental incentives, including extended payment terms, to purchase products in order for the Company to attempt to meet certain internal sales targets in the third and fourth quarters of 2021. These incentives were offered in conjunction with net sales transactions amounting to approximately $38 million and $70 million in the third and fourth quarters of 2021, respectively, which in turn contributed to higher levels of distributor inventory at the end of such periods, and lower sales to these distributors in the first and second quarters of 2022. The North America Investigation’s analysis of the incremental incentives and related sales, which included examination of documents supporting the accounting and revenue recognition for both the incentives and related sales, identified two insignificant accrual errors. However, these incremental incentives and the sales to which they applied contributed to the Company’s ability to meet external financial analyst expectations in the third quarter of 2021. The North America Investigation also found that there were inadequate processes in place for approval of these incentives and that the Company also had inadequate processes for maintaining or providing copies of agreements or arrangements with distributors to the accounting department. The North America Investigation noted potential omissions in public disclosures made by the Company regarding the use of these incentives or their potential future impacts in the third and fourth quarters of 2021. However, the North America Investigation did not find evidence that the former Chief Executive Officer and former Chief Financial Officer specifically directed the Company’s use of incentives to achieve executive compensation targets in 2021. Additionally, the investigation noted that the Company’s independent registered accounting firm was not informed of these incremental incentive arrangements in conjunction with the 2021 audit of the consolidated financial statements. Finally, the North America Investigation also identified findings regarding potential control deficiencies. For more information about these material weaknesses and other identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.

Based on the results of the North America Investigation, the Company further analyzed these product shipments and corresponding incentive arrangements between the Company and its distributors and determined that, with the exception of the errors pertaining to the Accounting Review described above, sales were properly recorded in each of the respective periods in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

China Investigation

While the North America Investigation was ongoing, the Audit and Finance Committee was informed in June 2022 that the Company had identified higher returns of products from distributors in China during the fourth quarter of 2021 that did not align with historical trends identified through an operational audit executed by the Company’s Corporate Audit department. Accordingly, the Audit and Finance Committee determined that the scope of the internal investigation should be expanded to analyze the increase in returns of products in China during the fourth quarter of 2021. We refer to this portion of the Audit and Finance Committee’s investigation as the China Investigation.

The China Investigation found that the Company processed returns and/or exchanges that were not in accordance with the return and/or exchange provisions contained in existing distributor agreements and sales contracts in China. The China Investigation also found that members of the Company’s local commercial team in China failed to provide information requested by the Company’s local accounting organization in connection with the return and/or exchange of products in China during the fourth quarter of 2021. The China Investigation concluded that these employees, as well as the head of the Company’s Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company’s local accounting organization, by obstructing the work of the accounting team, and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by certain members of the Company’s local commercial team in China, as well as the former Chief Financial Officer and the head of the Company’s Asia-Pacific commercial organization, violated the Company’s Code of Ethics and Business Conduct. These employees, including the head of the Company’s Asia-Pacific commercial organization, also did not maintain and promote an appropriate control environment in certain areas of the Company’s business focused on compliance, nor did they sufficiently promote, monitor or enforce adherence to the Company’s Code of Ethics and Business Conduct. The China Investigation also identified concerns regarding control deficiencies, including ineffective communication among the China commercial operations, financial planning & analysis (“FP&A”) and accounting teams, resulting in a heightened risk of incomplete or insufficient information required to maintain accurate books and records related to incentive provisions, specifically concerning expanded concessions regarding the return or exchange of products from distributors. For more information about the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.

The failure to appropriately account for these returns and/or exchanges and allowing for the product exchanges referred to above resulted in an overstatement of Net sales in the third quarter of 2021 of approximately $4 million which should have been recorded in the fourth quarter of 2021, and is reflected in the restated interim financial statements for the three and nine month periods ended September 30, 2021 included in this form 10-Q/A. For a more detailed discussion of the correction of these accounting errors, refer to Note 1, Significant Accounting Policies and Restatement to the consolidated financial statements of the Company included in Part I, Item 1 of this Form 10-Q/A.

Controls and Procedures

In connection with the restatement of the financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. The Company’s current Chief Executive Officer and current Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses described in Part I, Item 4 of this Form 10-Q/A. Accordingly, the Company is filing this Form 10-Q/A to amend management’s assessment of the Company’s disclosure controls and procedures to conclude that they were not effective due to the identification of material weaknesses as of September 30, 2021. Additionally, the Company is amending Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide additional disclosure regarding the future impact of certain incremental incentive arrangements identified in the North America Investigation.

Amendment to Form 10-Q

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended and restated and the complete text of those is set out in this Form 10-Q/A:

Part I - Item 1.	Financial Statements (unaudited)
Part I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4.	Controls and Procedures
Part II - Item 1A.	Risk Factors
Part II - Item 6.	Exhibits

Please note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Item 1A "Risk Factors" has been updated to reflect risks as of the date of this amended filing. Except as described above, no changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32. Otherwise, the information contained in this Form 10-Q/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in the Company’s Amendment No. 1 on Form 10-K/A filed on November 7, 2022 (the “Form 10-K/A”), our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, each of which are being filed concurrently with this Form 10-Q/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-Q/A.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	As Restated		As Restated

Net sales	$1,040	$883	$3,128	$2,263
Cost of products sold	471	451	1,385	1,174

Gross profit	569	432	1,743	1,089
Selling, general, and administrative expenses	395	313	1,174	929
Research and development expenses	39	29	122	85
Goodwill impairment	—	—	—	157
Restructuring and other costs	3	18	11	62

Operating income (loss)	132	72	436	(144)

Other income and expenses:
Interest expense, net	14	14	43	31
Other expense (income), net	5	1	4	4

Income (loss) before income taxes	113	57	389	(179)
Provision (benefit) for income taxes	29	9	97	(1)

Net income (loss)	84	48	292	(178)

Less: Net income attributable to noncontrolling interest	—	1	—	—

Net income (loss) attributable to Dentsply Sirona	$84	$47	$292	$(178)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.39	$0.22	$1.34	$(0.81)
Diluted	$0.38	$0.22	$1.32	$(0.81)

Weighted average common shares outstanding:
Basic	218.6	218.5	218.6	219.4
Diluted	220.5	219.2	220.7	219.4

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	As Restated		As Restated

Net income (loss)	$84	$48	$292	$(178)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(68)	84	(130)	40
Net gain (loss) on derivative financial instruments	10	(19)	19	(22)
Pension liability gain	2	2	8	5
Total other comprehensive (loss) income, net of tax	(56)	67	(103)	23

Total comprehensive income (loss)	28	115	189	(155)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$28	$115	$189	$(155)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
	As Restated

Assets
Current Assets:
Cash and cash equivalents	$281	$438
Accounts and notes receivables-trade, net	732	667
Inventories, net	548	476
Prepaid expenses and other current assets	244	217
Total Current Assets	1,805	1,798

Property, plant, and equipment	771	791
Operating lease right-of-use assets, net	183	176
Identifiable intangible assets, net	2,402	2,504
Goodwill	4,000	3,986
Other noncurrent assets	128	95
Total Assets	$9,289	$9,350

Liabilities and Equity
Current Liabilities:
Accounts payable	$271	$302
Accrued liabilities	725	712
Income taxes payable	52	59
Notes payable and current portion of long-term debt	151	299
Total Current Liabilities	1,199	1,372

Long-term debt	1,925	1,978
Operating lease liabilities	139	130
Deferred income taxes	401	381
Other noncurrent liabilities	562	554
Total Liabilities	4,226	4,415

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2021 and December 31, 2020
218.6 million and 218.7 million shares outstanding at September 30, 2021 and December 31, 2020
Capital in excess of par value	6,659	6,604
Retained earnings	1,419	1,198
Accumulated other comprehensive loss	(567)	(464)
Treasury stock, at cost, 45.9 million and 45.8 million shares at September 30, 2021 and December 31, 2020, respectively	(2,454)	(2,409)
Total Dentsply Sirona Equity	5,060	4,932

Noncontrolling interests	3	3
Total Equity	5,063	4,935
Total Liabilities and Equity	$9,289	$9,350
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	112	—	—	112	—	112
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,288	$(554)	$(2,468)	$4,887	$3	$4,890
Net income	—	—	96	—	—	96	—	96
Other comprehensive income	—	—	—	43	—	43	—	43
Exercise of stock options	—	3	—	—	9	12	—	12
Stock based compensation expense	—	19	—	—	—	19	—	19
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends ($0.11 per share)	—	—	(25)	—	—	(25)	—	(25)
Balance at June 30, 2021	$3	$6,638	$1,359	$(511)	$(2,458)	$5,031	$3	$5,034
Net income	—	—	84	—	—	84	—	84
Other comprehensive (loss) income	—	—	—	(56)	—	(56)	—	(56)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	23	—	—	—	23	—	23
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Restricted stock unit distributions	—	(4)	—	—	2	(2)	—	(2)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.11 per share)	—	—	(23)	—	—	(23)	—	(23)
Balance at September 30, 2021, As Restated	$3	$6,659	$1,419	$(567)	$(2,454)	$5,060	$3	$5,063

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont.)
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$3	$6,587	$1,359	$(602)	$(2,301)	$5,046	$2	$5,048
Net loss	—	—	(134)	—	—	(134)	—	(134)
Other comprehensive loss	—	—	—	(112)	—	(112)	—	(112)
Exercise of stock options	—	—	—	—	4	4	—	4
Stock based compensation expense	—	9	—	—	—	9	—	9
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Treasury shares purchased	—	(28)	—	—	(112)	(140)	—	(140)
Restricted stock unit distributions	—	(15)	—	—	9	(6)	—	(6)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2020	$3	$6,554	$1,203	$(714)	$(2,399)	$4,647	$2	$4,649
Net loss	—	—	(91)	—	—	(91)	(1)	(92)
Other comprehensive income	—	—	—	68	—	68	—	68
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	10	—	—	—	10	—	10
Treasury shares purchased	—	28	—	—	(28)	—	—	—
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at June 30, 2020	$3	$6,576	$1,090	$(646)	$(2,416)	$4,607	$1	$4,608
Net income	—	—	47	—	—	47	1	48
Other comprehensive income	—	—	—	67	—	67	—	67
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at September 30, 2020	$3	$6,592	$1,115	$(579)	$(2,413)	$4,718	$2	$4,720
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
	As Restated

Cash flows from operating activities:
Net income (loss)	$292	$(178)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	94	104
Amortization of intangible assets	167	143
Goodwill impairment	—	157
Indefinite-lived intangible asset impairment	—	39
Deferred income taxes	(11)	(53)
Stock based compensation expense	54	36
Other non-cash expense	13	7
(Gain) loss on sale of non-strategic businesses and product lines	(14)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(89)	150
Inventories, net	(88)	73
Prepaid expenses and other current assets	(24)	50
Other noncurrent assets	(12)	8
Accounts payable	(45)	(62)
Accrued liabilities	70	(66)
Income taxes	6	(9)
Other noncurrent liabilities	22	(14)
Net cash provided by operating activities	435	385

Cash flows from investing activities:
Capital expenditures	(101)	(60)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(248)	(2)
Cash received on sale of non-strategic businesses or product lines	27	—
Cash received on derivative contracts	1	58
Cash paid on derivative contracts	—	(1)
Proceeds from sale of property, plant, and equipment	2	—
Net cash used in investing activities	(319)	(5)

Cash flows from financing activities:
Proceeds (repayments) on short-term borrowings, net	147	(1)
Cash paid for treasury stock	(90)	(140)
Cash dividends paid	(68)	(66)
Cash paid for acquisition of noncontrolling interest of consolidated subsidiary	—	(2)
Proceeds from long-term borrowings, net of deferred financing costs	15	1,449
Repayments on long-term borrowings, net	(297)	(701)
Deferred financing costs	—	(6)
Proceeds from exercised stock options	47	6
Cash paid on derivative contracts	—	(31)
Other financing activities, net	(11)	(17)
Net cash (used in) provided by financing activities	(257)	491
Effect of exchange rate changes on cash and cash equivalents	(16)	(4)
Net (decrease) increase in cash and cash equivalents	(157)	867
Cash and cash equivalents at beginning of period	438	405
Cash and cash equivalents at end of period	$281	$1,272
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Amendment No. 1 on Form 10-K/A filed on November 7, 2022 (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 1, 2022, to make certain changes described below.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein, are substantially the same as presented in the Company’s Form 10-K/A, except as may be indicated below. Certain prior period amounts within the Consolidated Statements of Operations have been reclassified in order to conform with the current year presentation of separately reported Research and development expenses.

Restatement and Other Corrections of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of September 30, 2021 and for each of the three and nine months periods ended therein, and also the consolidated financial statements as of December 31, 2021 and 2020 and for each of the three fiscal years in the period ended December 31, 2021 (collectively, the “previously issued financial statements”), management identified errors related to certain customer incentive programs. It was also determined that the Company utilized incorrect accounting and assumptions in the determination of certain estimates related to its sales return provisions, warranty reserve provisions and variable consideration. Additionally, the Company identified an error related to a failure to appropriately account for certain returns and/or exchanges specific to sales transactions in China as a result of an investigation by the Company’s Audit and Finance Committee. Allowing for the product exchanges referred to above resulted in an overstatement of net sales in the third quarter of 2021 of approximately $4 million which should have been recorded in the fourth quarter of 2021. In conjunction with making these corrections, the Company has also made certain other restatements and revisions for previously identified errors. As a result of these collective errors, Net sales and Net income were overstated in the Company’s financial statements for the nine month period ended September 30, 2021 by approximately $35 million and $27 million, respectively, with errors to both Net sales and Net income (loss) for the three months ended September 30, 2021 and 2020 as shown in the tables below. Additionally, the correction of errors pertaining to periods prior to 2020 required an adjustment to opening retained earnings at January 1, 2020 of $45 million as reflected in the Consolidated Statements of Equity. Those errors related primarily to the timing, recognition, and estimation of variable consideration associated with certain sales orders in the historical periods. These errors were deemed to be material when considered together with certain qualitative and quantitative considerations such as the fact that the misstatements masked a failure to meet internal financial targets and external financial analyst expectations for the three months ended September 30, 2021 and due to the material weaknesses identified through the course of the Audit and Finance Committee’s investigation.

Management has therefore restated for the three and nine months ended September 30, 2021 and revised for the three and nine months ended September 30, 2020, the accompanying consolidated financial statements and related notes included herein to correct these accounting errors for all periods presented, as well as the accompanying footnotes affected by the accounting errors, as shown below. The Company has also updated all accompanying footnotes and disclosures affected by the restatements and revisions, respectively, within Note 2, Revenue, Note 4, Comprehensive Income (Loss), Note 5, Earnings Per Common Share, Note 7, Segment Information, Note 8, Inventories, Net, and Note 11, Income Taxes.

The following tables present the effect of correcting these accounting errors on the Company’s previously issued financial statements:

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net sales	$1,069	$(29)	$1,040	$895	$(12)	$883
Cost of products sold	478	(7)	471	453	(2)	451
Gross profit	591	(22)	569	442	(10)	432
Selling, general, and administrative expenses	394	1	395	315	(2)	313
Research and development expenses	35	4	39	27	2	29
Operating income	159	(27)	132	82	(10)	72
Interest expense, net	13	1	14	14	—	14
Other expense (income), net	8	(3)	5	1	—	1
Income before income taxes	138	(25)	113	67	(10)	57
Provision for income taxes	35	(6)	29	13	(4)	9
Net income	103	(19)	84	54	(6)	48
Net income attributable to Dentsply Sirona	$103	$(19)	$84	$53	$(6)	$47
Net income per common share attributable to Dentsply Sirona:
Basic	$0.47	$(0.08)	$0.39	$0.25	$(0.03)	$0.22
Diluted	$0.47	$(0.09)	$0.38	$0.25	$(0.03)	$0.22

CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net sales	$3,163	$(35)	$3,128	$2,260	$3	$2,263
Cost of products sold	1,395	(10)	1,385	1,174	—	1,174
Gross profit	1,768	(25)	1,743	1,086	3	1,089
Selling, general and administrative expenses	1,177	(3)	1,174	935	(6)	929
Research and development expenses	112	10	122	79	6	85
Operating income (loss)	468	(32)	436	(147)	3	(144)
Interest expense, net	43	—	43	32	(1)	31
Income (loss) before income taxes	421	(32)	389	(183)	4	(179)
Provision (benefit) for income taxes	102	(5)	97	(1)	—	(1)
Net income (loss)	319	(27)	292	(182)	4	(178)
Net income (loss) attributable to Dentsply Sirona	$319	$(27)	$292	$(182)	$4	$(178)
Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$1.46	$(0.12)	$1.34	$(0.83)	$0.02	$(0.81)
Diluted	$1.45	$(0.13)	$1.32	$(0.83)	$0.02	$(0.81)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net income	$103	$(19)	$84	$54	$(6)	$48
Total comprehensive income	47	(19)	28	121	(6)	115
Comprehensive income attributable to Dentsply Sirona	$47	$(19)	$28	$121	$(6)	$115

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net income (loss)	$319	$(27)	$292	$(182)	$4	$(178)
Total comprehensive income (loss)	216	(27)	189	(159)	4	(155)
Comprehensive income (loss) attributable to Dentsply Sirona	$216	$(27)	$189	$(159)	$4	$(155)

CONSOLIDATED BALANCE SHEETS
	September 30, 2021			December 31, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Accounts and notes receivable-trade, net	$748	$(16)	$732	$673	$(6)	$667
Inventories, net	532	16	548	466	10	476
Prepaid expenses and other current assets	243	1	244	214	3	217
Total Current Assets	1,804	1	1,805	1,791	7	1,798
Other noncurrent assets	128	—	128	94	1	95
Total Assets	9,288	1	9,289	9,342	8	9,350
Accounts payable	276	(5)	271	305	(3)	302
Accrued liabilities	641	84	725	653	59	712
Income taxes payable	58	(6)	52	60	(1)	59
Total Current Liabilities	1,126	73	1,199	1,317	55	1,372
Deferred income taxes	413	(12)	401	393	(12)	381
Other noncurrent liabilities	560	2	562	554	—	554
Total Liabilities	4,163	63	4,226	4,372	43	4,415
Retained earnings	1,481	(62)	1,419	1,233	(35)	1,198
Total Dentsply Sirona Equity	5,122	(62)	5,060	4,967	(35)	4,932
Total Equity	5,125	(62)	5,063	4,970	(35)	4,935
Total Liabilities and Equity	9,288	1	9,289	9,342	8	9,350

CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Cash flows from operating activities:
Net income (loss)	$319	$(27)	$292	$(182)	$4	$(178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other non-cash expense (income)	12	1	13	9	(2)	7
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(98)	9	(89)	149	1	150
Inventories, net	(82)	(6)	(88)	74	(1)	73
Prepaid expenses and other current assets, net	(27)	3	(24)	50	—	50
Accounts payable	(39)	(6)	(45)	(65)	3	(62)
Accrued liabilities	41	29	70	(73)	7	(66)
Income taxes	11	(5)	6	(10)	1	(9)
Other noncurrent liabilities	20	2	22	(14)	—	(14)
Net cash provided by operating activities	435	—	435	372	13	385
Cash flows from financing activities:
Other financing activities, net	(11)	—	(11)	(4)	(13)	(17)
Net cash (used in) provided by financing activities	(257)	—	(257)	504	(13)	491

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

Specifically, for the nine months ended September 30, 2021, some of these estimates and assumptions continue to be based on an ongoing evaluation of expected future impacts from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company’s financial condition, liquidity, or results of operations in future periods is highly uncertain and difficult to predict. More specifically, the demand for the Company’s products has been, and continues to be, affected by social distancing guidelines, dental practice safety protocols which reduce patient traffic, and some lingering patient reluctance to seek dental care. The Company’s 2020 results were materially impacted by the preventative measures implemented at the outset of the pandemic, including the closure or reduced operations of dental practices. During 2021, demand for the Company’s products has largely recovered, although impacts from the pandemic continue to be experienced as evidenced by the more recent shortages and higher prices of raw materials such as electronic components, higher related transportation costs, and labor shortages. In the current year, the Company has experienced supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. However, uncertainties remain regarding how long these impacts will continue, whether customer demand will fully return to pre-COVID-19 levels upon lifting of remaining government restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

Inventory

As of September 30, 2021, all of the Company’s inventories were determined by the first-in, first-out (“FIFO”) or average cost methods. As of the end of the first quarter of 2021, the Company had $1 million of inventories accounted for under the last-in first-out (“LIFO”) method of inventory costing. Effective as of the beginning of the second quarter, the method of accounting for these inventories was changed from LIFO to FIFO. This change in accounting is preferable as the value of inventory for which cost was previously determined using a LIFO cost flow assumption has declined from prior years due to changes in the business, it allows for a more consistent methodology to be utilized across the Company, and provides improved comparability with industry peers. The change in accounting principle was recognized during the second quarter of 2021 by adjusting these inventories to cost as determined using the FIFO method, resulting in an increase in inventories of $4 million and a corresponding reduction to Cost of products sold in the Company’s Consolidated Statements of Operations. The impact of this change was not material to the Company’s financial position as of December 31, 2020, or the Company’s results of operations for any previously reported prior periods nor is the cumulative effect of the change material to the results of operations for the six months ended June 30, 2021. Therefore, prior period amounts have not been retrospectively adjusted.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another rate expected to be discontinued due to the reference rate reform. This standard is permitted to be adopted any time through December 31, 2022, and does not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows, and disclosures.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Equipment & Instruments	$176	$152	$523	$373
CAD/CAM	147	97	403	296
Orthodontics	63	52	212	119
Implants	150	126	461	329
Healthcare	76	70	225	210
Technology & Equipment segment net sales	$612	$497	$1,824	$1,327

Endodontic & Restorative	$313	$268	$953	$642
Other Consumables	115	118	351	294
Consumables segment net sales	$428	$386	$1,304	$936

Total net sales	$1,040	$883	$3,128	$2,263

Net sales disaggregated by geographic region for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

United States	$384	$312	$1,094	$758
Europe	393	346	1,239	934
Rest of World	263	225	795	571
Total net sales	$1,040	$883	$3,128	$2,263

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $59 million and $53 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. Prior year deferred revenue of approximately $35 million was recognized in the current year. The Company expects to recognize significantly all of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $14 million at September 30, 2021 and $18 million at December 31, 2020. For the three months and nine months ended September 30, 2021, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. For the three months ended September 30, 2020 changes to the provision were insignificant. For the nine months ended September 30, 2020, the Company wrote-off $10 million of accounts receivable that were previously reserved and increased the provision for doubtful accounts by $2 million. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Cost of products sold	$2	$—	$4	$1
Selling, general, and administrative expense	19	15	48	33
Research and development expense	1	1	2	1
Total stock based compensation expense	$22	$16	$54	$35

Related deferred income tax benefit	$2	$2	$6	$4

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the nine months ended September 30, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive loss	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
Other comprehensive income before reclassifications and tax impact	31	3	1	—	35
Tax benefit (expense)	6	(2)	(1)	—	3
Other comprehensive income, net of tax, before reclassifications	37	1	—	—	38
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive income	37	4	—	2	43
Balance, net of tax, at June 30, 2021	$(249)	$(23)	$(112)	$(127)	$(511)
Other comprehensive (loss) income before reclassifications and tax impact	(59)	6	3	—	(50)
Tax expense	(9)	(1)	(1)	—	(11)
Other comprehensive (loss) benefit, net of tax, before reclassifications	(68)	5	2	—	(61)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive (loss) income	(68)	8	2	2	(56)
Balance, net of tax, at September 30, 2021	$(317)	$(15)	$(110)	$(125)	$(567)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(370)	$(11)	$(101)	$(120)	$(602)
Other comprehensive (loss) income before reclassifications and tax impact	(117)	(16)	25	—	(108)
Tax (expense) benefit	(2)	4	(8)	—	(6)
Other comprehensive (loss) income, net of tax, before reclassifications	(119)	(12)	17	—	(114)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	2	2
Net (decrease) increase in other comprehensive income	(119)	(12)	17	2	(112)
Balance, net of tax, at March 31, 2020	$(489)	$(23)	$(84)	$(118)	$(714)
Other comprehensive income (loss) before reclassifications and tax impact	77	—	(15)	—	62
Tax (expense) benefit	(2)	—	7	—	5
Other comprehensive income (loss), net of tax, before reclassifications	75	—	(8)	—	67
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	1	1
Net increase (decrease) in other comprehensive income	75	—	(8)	1	68
Balance, net of tax, at June 30, 2020	$(414)	$(23)	$(92)	$(117)	$(646)
Other comprehensive income (loss) before reclassifications and tax impact	67	(3)	(17)	—	47
Tax benefit (expense)	17	(2)	2	—	17
Other comprehensive income (loss), net of tax, before reclassifications	84	(5)	(15)	—	64
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	—	2	3
Net increase (decrease) in other comprehensive income	84	(4)	(15)	2	67
Balance, net of tax, at September 30, 2020	$(330)	$(27)	$(107)	$(115)	$(579)

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

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 were as follows:

Basic Earnings (Loss) Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$84	$47	$292	$(178)

Weighted average common shares outstanding	218.6	218.5	218.6	219.4

Earnings (loss) per common share - basic	$0.39	$0.22	$1.34	$(0.81)

Diluted Earnings (Loss) Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2021	2020	2021	2020

Net income (loss) attributable to Dentsply Sirona	$84	$47	$292	$(178)

Weighted average common shares outstanding	218.6	218.5	218.6	219.4
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.9	0.7	2.1	—
Total weighted average diluted shares outstanding	220.5	219.2	220.7	219.4

Earnings (loss) per common share - diluted	$0.38	$0.22	$1.32	$(0.81)

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

NOTE 6 – BUSINESS COMBINATIONS

Acquisitions

2021 Transactions

On July 1, 2021, the effective date of the transaction, the Company paid $7 million to acquire the remaining interest in the dental business of a partially owned affiliate based in Switzerland that primarily develops highly specialized software with a focus on CAD/CAM systems. The acquisition is expected to further accelerate the development of the Company’s specialized software related to CAD/CAM systems.

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
On June 1, 2021, the effective date of the transaction, the Company paid $132 million to acquire substantially all of the assets of Propel Orthodontics LLC, a privately-held company based in New York and California. Propel Orthodontics manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices to orthodontists and their patients primarily within the clear aligner market. The acquisition is expected to further accelerate the growth and profitability of the Company’s combined clear aligners business.

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

2020 Transactions

On December 31, 2020, the effective date of the transaction, the Company acquired 100% of the outstanding interests of Straight Smile, LLC (“Byte”), a privately-held company, for approximately $1.0 billion using cash on hand. Byte is a doctor-directed, direct-to-consumer, clear aligner business. The acquisition is expected to enhance scale and accelerate the growth and profitability of the Company’s combined clear aligners business.

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

NOTE 7 – SEGMENT INFORMATION

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

The Company’s segment information for the three and nine months ended September 30, 2021 and 2020 was as follows:

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment	$612	$497	$1,824	$1,327
Consumables	428	386	1,304	936
Total net sales	$1,040	$883	$3,128	$2,263

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2021	2020	2021	2020

Technologies & Equipment (a)	$134	$122	$391	$231
Consumables (a)	123	114	426	166
Segment adjusted operating income (loss)	257	236	817	397

Reconciling items expense (income):
All other (b)	67	95	199	174
Goodwill impairment	—	—	—	157
Restructuring and other costs	3	18	11	62
Interest expense, net	14	14	43	31
Other expense (income), net	5	1	4	4
Amortization of intangible assets	56	49	167	143
Depreciation and other adjustments resulting from the fair value step-up of property, plant, and equipment from business combinations	(1)	2	4	5
Income (loss) before income taxes	$113	$57	$389	$(179)
(a) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $33 million and $34 million for the three and nine months ended September 30, 2020, respectively, have been reclassified to the “All other” category to conform to current year presentation and the Company’s internal reporting in the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 8 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2021	December 31, 2020

Finished goods	$343	$274
Work-in-process	73	68
Raw materials and supplies	132	134
Inventories, net	$548	$476

The Company’s inventory reserve was $89 million and $117 million at September 30, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost and net realizable value.

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

Restructuring Programs and Accruals

The Company announced on August 6, 2020 that it will exit its traditional orthodontics business as well as both exit and restructure certain portions of its laboratory business (the “2020 Plan”). The traditional orthodontics business is part of the Technologies & Equipment segment and the laboratory business is part of the Consumables segment. The Company is exiting several of its facilities and reducing its workforce by approximately 4% to 5%. The Company expects to record restructuring charges in a range of $60 million to $70 million for inventory write-downs, severance costs, fixed asset write-offs, and other facility closure costs. The Company recorded total expenses of approximately $58 million related to these actions which consists primarily of inventory write-downs of approximately $28 million, accelerated depreciation of approximately $14 million, and severance costs of approximately $11 million. For the nine months ended September 30, 2021, the Company made a $3 million adjustment related to inventory reserves and recorded severance costs of $2 million. The Company expects nearly all of the remaining restructuring charges to be completed by the first quarter of 2022.

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

Derivative Instrument Activity

The amount of gains and losses recorded in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the three months ended September 30, 2021 and 2020 were as follows:

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

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

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

NOTE 11 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company’s total debt was $2,227 million and $2,076 million, respectively, at September 30, 2021. At December 31, 2020, the estimated fair value and carrying value were $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at September 30, 2021 and December 31, 2020 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.

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

NOTE 13 – FINANCING ARRANGEMENTS

At September 30, 2021, the Company had $607 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-stop credit facility for the Company’s commercial paper program. At September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company had $139 million outstanding borrowings under the commercial paper facility at September 30, 2021 and no outstanding borrowings under the commercial paper facility at December 31, 2020. As of September 30, 2021, the weighted-average interest rate for this short-term debt was 0.2%.

On July 2, 2021 the Company pre-paid the fixed rate Senior Notes totaling $296 million that were scheduled to mature on August 16, 2021 using cash and short-term commercial paper.

The Company’s revolving credit facilities and senior unsecured notes contain certain affirmative and negative debt covenants relating to the Company’s operations and financial condition. At September 30, 2021, the Company was in compliance with all affirmative and negative debt covenants.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company conducted its annual goodwill and indefinite-lived intangible assets impairment test as of April 1, 2021. Based on the Company’s 2021 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceed their respective carrying values, resulting in no impairment.
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
(a) Refer to Note 5, “Business Combinations” for more information regarding recent acquisitions.

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
(a) Intangible assets acquired in a business combination that are in-process and used in research and development (“R&D”) activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet deemed probable at September 30, 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company’s consolidated balance sheet as of September 30, 2021.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the “State Court Action”) by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the Merger. The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company’s products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company’s stock in the Merger. On September 26, 2019, the Court granted the Company’s motion to dismiss all claims and a judgment dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs’ post-judgment motion to vacate or modify the judgment and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgment motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court’s decision dismissing the action. The plaintiffs’ appeals and the Company’s cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds. The Plaintiffs did not appeal the Appellate Division decision.

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the “Federal Class Action”). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company’s stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company’s stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021. Briefing on the motion to dismiss was fully submitted on May 21, 2021, and that motion is currently pending before the Court.

The Company intends to defend itself vigorously in these actions.

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team on October 28, 2020 and, on November 13, 2020, submitted a supplemental response to questions raised by the Appeals Team. The Company’s position continues to be reviewed by the IRS Appeals Office team. The Company believes the IRS’ position is without merit and believes that it is more likely-than-not the Company’s position will be sustained in 2021 upon further review by the IRS Appeals Office Team. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q/A, and other filings with the SEC and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Furthermore, any forward-looking statements herein were as of the Original Filing, filed with the SEC on November 4, 2021, except for the additional risks arising in relation to the material weaknesses and restatement that are subject of this Form 10-Q/A. Additionally, certain risks in Item 1A "Risk Factors" have been updated to reflect the Company's risks as of the date of this amended filing. Please refer to a discussion of the Company’s forward-looking statements and associated risks in Part II, Item 1A, “Risk Factors” of this Form 10-Q/A.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As previously disclosed, the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. Refer to the Explanatory Note to this Form 10-Q/A for more information on the internal investigation and the related findings of the Audit and Finance Committee.

In connection with the findings of the Audit and Finance Committee’s investigation, as well as management’s own findings with regards to the Accounting Review, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s disclosure controls and procedures as of September 30, 2021. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.

Restatement and Other Corrections of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, including the restatement of the interim consolidated financial statements for the three and nine month periods ended September 30, 2021. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Note 1 Significant Accounting Policies and Restatement to the consolidated financial statements of the Company included in Part I, Item 1 of this Form 10-Q/A.

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

The impact of COVID-19 and the Company’s response

Information pertaining to the impact of the COVID-19 pandemic on the Company’s operations and financial results during the course of 2020 as well as the Company’s overall response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Updates to that summary of impact for the nine months ended September 30, 2021 are as follows:

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

•The Company continues to monitor the impact of global supply chain issues related to the pandemic, including potential downside related to labor shortages, shipping disruption and inflation of material inputs. To date, there have been no significant disruptions to the Company’s production, distribution network or ability to procure raw materials used in the development of its products. Although the Company has experienced an increase in supply chain related costs including freight and shipping rates during the first nine months of 2021, these have not yet resulted in a material impact to the results of operations.

•The Company’s COVID-19 infection crisis management process implemented in 2020 remains in effect, and there have been no significant disruptions to operations as a result of infections. During the course of the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or financial impact to the results for the nine months ended September 30, 2021.

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

Up through the date of the filing of our Form 10-Q, the Company’s principal manufacturing facilities and other operations have remained operational at a more normalized level than during the preceding year. The Company continues to monitor the COVID-19 pandemic. As governmental authorities adjust restrictions globally, the Company plans to appropriately staff sales, manufacturing, and other functions to meet customer demand and deliver on continuing critical projects while also complying with all government requirements.

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

The Company defines “organic sales” as net sales excluding: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture, (2) net sales attributable to discontinued product lines in both the current and prior year periods, and (3) the impact of foreign currency translation, which is calculated by comparing current-period sales to prior-period sales, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

The “organic sales” measure is not calculated in accordance with US GAAP; therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company. The Company’s senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$1,040	$883	$157	17.8%
*Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated
A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	17.8%
Foreign exchange impact	1.3%
Acquisitions	4.4%
Divestitures and discontinued products	(7.3%)
Organic sales	19.4%
The increase in organic sales was attributable to increased volumes in both the Technologies & Equipment and Consumables segments due to a recovery in demand from the impact of the COVID-19 pandemic, sales attributed to recent product launches, and a timing-related increase of sales to dealers in the United States in the third quarter. These increases in sales to dealers were due to incremental pricing incentives, as well as purchases ahead of annual price increases which previously occurred in the fourth quarter of 2020.

Segment Results

Net Sales

Technologies & Equipment

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Technologies & Equipment	$612	$497	$115	23.0%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	23.0%
Foreign exchange impact	1.2%
Acquisitions	7.8%
Divestitures and discontinued products	(9.3%)
Organic sales	23.3%

Consumables

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Consumables	$428	$386	$42	11.1%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	11.1%
Foreign exchange impact	1.3%
Divestitures and discontinued products	(4.7%)
Organic sales	14.5%

Segment Adjusted Operating Income (b)

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Technologies & Equipment (c)	$134	$122	$12	9.8%

Consumables (c)	123	114	9	7.9%
(a) As Restated
(b) See Note 7, Segment Information, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A for a reconciliation from segment adjusted operating income to a US GAAP measure of consolidated pre-tax income..
(c) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $33 million for the three months ended September 30, 2020, have been reclassified to the “All other” category to conform to current year presentation and the Company’s internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

Technologies & Equipment

The increase in organic sales occurred across all dental businesses and resulted from overall higher volumes during the three months ended September 30, 2021 due to a recovery in demand from the COVID-19 pandemic, timing of sales to dealers in the United States affected by incremental pricing incentives during the period, and sales attributed to recent product launches.

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

Net Sales by Region

United States

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

United States	$384	$312	$72	23.8%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	23.8%
Foreign exchange impact	(0.1%)
Acquisitions	11.5%
Divestitures and discontinued products	(6.0%)
Organic sales	18.4%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to the recovery in demand from the COVID-19 pandemic, sales attributed to recent product launches, and a timing-related increase in sales to dealers in the third quarter. These increases in sales to dealers were due to incremental pricing incentives, as well as purchases ahead of annual price increases which previously occurred in the fourth quarter of 2020. The overall increase in sales to dealers during the period contributed to dealer inventory for the Company’s CAD/CAM products at September 30, 2021 being higher than at the start of the year by approximately $80 million.

Europe

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Europe	$393	$346	$47	12.9%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	12.9%
Foreign exchange impact	1.8%
Acquisitions	0.1%
Divestitures and discontinued products	(6.1%)
Organic sales	17.1%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to the recovery in demand from the COVID-19 pandemic.

Rest of World

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Rest of World	$263	$225	$38	17.0%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the three months ended September 30, 2021 was as follows:

% Change

Net sales	17.0%
Foreign exchange impact	2.3%
Acquisitions	1.1%
Divestitures and discontinued products	(10.9%)
Organic sales	24.5%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and resulted from the overall higher volumes during the three months ended September 30, 2021 due to an ongoing recovery in demand from the COVID-19 pandemic.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Gross profit	$569	$432	$137	31.5%

Gross profit as a percentage of net sales	54.7%	49.0%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

For the three months ended September 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including an increase in net sales for higher margin products, as compared to the period ended September 30, 2020.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$395	$313	$82	25.9%
Research and development expenses (“R&D”)	39	29	10	35.6%
Restructuring and other costs	3	18	(15)	NM

SG&A as a percentage of net sales	37.9%	35.4%
R&D as a percentage of net sales	3.7%	3.2%
* Percentages are based on actual values and may not recalculate due to rounding.\
(a) As Restated
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

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2021(a)	2020	$ Change

Net interest expense	$14	$14	$—
Other expense (income), net	5	1	4

Net interest and other expense (income)	$19	$15	$4
(a) As Restated

The increase in other expense for the three months ended September 30, 2021 is primarily due to foreign exchange losses of $5 million as compared to a gain of $3 million in the prior year period.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change

Provision for income taxes	$29	$9	$20

Effective income tax rate	25.8%	16.4%

Net income attributable to Dentsply Sirona	$84	$47	$37
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

Provision for income taxes

For the three months ended September 30, 2021, the provision for income taxes was $29 million as compared to $9 million during the three months ended September 30, 2020.

During the three months ended September 30, 2021, the Company recorded $4 million of tax expense for discrete tax matters.

During the three months ended September 30, 2020, the Company recorded $2 million of tax expense for discrete tax matters.

The increase in the effective tax rate is primarily from an increase in miix of higher-taxed foreign income. The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Net Sales

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$3,128	$2,263	$865	38.2%
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	38.2%
Foreign exchange impact	4.8%
Acquisitions	6.3%
Divestitures and discontinued products	(6.9%)
Organic sales	34.0%

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

Segment Results

Net Sales

Technologies & Equipment

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Technologies & Equipment	$1,824	$1,327	$497	37.4%
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	37.4%
Foreign exchange impact	5.1%
Acquisitions	10.8%
Divestitures and discontinued products	(8.0%)
Organic sales	29.5%

Consumables

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Consumables	$1,304	$936	$368	39.3%
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	39.3%
Foreign exchange impact	4.5%
Divestitures and discontinued products	(5.3%)
Organic sales	40.1%

Segment Adjusted Operating Income (a)

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Technologies & Equipment (b)	$391	$231	$160	NM

Consumables (b)	426	166	260	NM
NM - Not meaningful
(a) As Restated
(a) See Note 6, Segment Information, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A for a reconciliation from segment adjusted operating income to a US GAAP measure of consolidated pre-tax income.
(b) Certain charges related to discontinuance of product lines which were previously reported in adjusted operating income for the reportable segments, $34 million for the nine months ended September 30, 2020, have been reclassified to the “All other” category to conform to current year presentation and the Company’s internal reporting to the Chief Operating Decision Maker package. These amounts are not material to the measure of segment results for the years presented.

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

Net Sales by Region

United States

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

United States	$1,094	$758	$336	44.5%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	44.5%
Foreign exchange impact	0.8%
Acquisitions	18.1%
Divestitures and discontinued products	(6.6%)
Organic sales	32.2%

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the nine months ended September 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic as well as sales attributed to recent product launches.
Europe

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Europe	$1,239	$934	$305	32.4%
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	32.4%
Foreign exchange impact	7.6%
Divestitures and discontinued products	(5.8%)
Organic sales	30.6%

The increase in organic sales was attributable to both the Consumables and the Technologies & Equipment segments and was primarily due to overall higher volumes during the nine months ended September 30, 2021 following periods of lower demand resulting from the COVID-19 pandemic.

Rest of World

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Rest of World	$795	$571	$224	39.4%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

A reconciliation of net sales to organic sales for the nine months ended September 30, 2021 was as follows:

% Change

Net sales	39.4%
Foreign exchange impact	5.6%
Acquisitions	1.0%
Divestitures and discontinued products	(9.2%)
Organic sales	42.0%

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

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Gross profit	$1,743	$1,089	$654	60.0%

Gross profit as a percentage of net sales	55.7%	48.1%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

For the nine months ended September 30, 2021, the increase in the gross profit rate as a percentage of net sales was primarily driven by favorable mix including the increase in net sales for higher margin products, as compared to the same period ended September 30, 2020.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,174	$929	$245	26.3%
Research and development expenses (“R&D”)	122	85	37	43.8%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	11	62	(51)	NM

SG&A as a percentage of net sales	37.5%	41.1%
R&D as a percentage of net sales	3.9%	3.7%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated
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

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2021(a)	2020	Change

Net interest expense	$43	$31	$12
Other expense (income), net	4	4	—
Net interest and other expense	$47	$35	$12
(a) As Restated

The increase in net interest expense was due to higher average debt levels particularly during the first six months of 2021 compared to the prior year period. As noted in Part I, Item 1, Note 10, Financial Instruments, in July 2021 the Company entered into a cross currency basis swap which effectively converts a portion of the Company’s $750 million bond coupon from 3.3% to 1.7%. Also in July 2021, the Company entered into variable interest rate swaps which convert a portion of the $750 million Senior Notes from a fixed rate of 3.3% into a variable interest rate. Together, these instruments are expected to continue to result in a net reduction of interest expense for the second half of 2021.

Income Taxes and Net Income (Loss)

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change

Provision (benefit) for income taxes	$97	$(1)	$98

Effective income tax rate	24.9%	0.5%

Net income (loss) attributable to Dentsply Sirona	$292	$(178)	$470
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

Provision (benefit) for income taxes

For the nine months ended September 30, 2021, the provision for income taxes was $97 million as compared to a tax benefit of $1 million during the nine months ended September 30, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2020 other than those changes explained in Part I, Item 1, Note 1, Significant Accounting Policies and Restatement, in the Notes of the Unaudited Consolidated Financial Statements of this Form 10-Q/A.

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

In conjunction with its annual goodwill impairment test, the Company applied a hypothetical sensitivity analysis to each of its reporting units by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. All of the Company’s reporting units passed the hypothetical tests without the fair value being reduced below carrying value, and therefore it was noted that there were currently no reporting units deemed at risk of being impaired based on the sensitivity analysis.

To determine the fair value of the reporting units, the Company used a discounted cash flow model which utilizes both internal and market-based data as its valuation technique. The discounted cash flow model uses five-to-ten year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit’s business. These assumptions were developed in consideration of current market conditions. The Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions.

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

Refer to Part I, Item 1, Note 14, Goodwill and Intangible Assets, in the Notes of the Unaudited Consolidated Financial Statements of this Form 10-Q/A for further discussion of the Company’s annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions, except percentages)	2021(a)	2020	$ Change

Cash provided by (used in):
Operating activities	$435	$385	$50
Investing activities	(319)	(5)	(314)
Financing activities	(257)	491	(748)
Effect of exchange rate changes on cash and cash equivalents	(16)	(4)	(12)
Net (decrease) increase in cash and cash equivalents	$(157)	$867	$(1,024)
(a) As Restated

The increase in cash provided by operating activities was driven primarily by the higher cash receipts in the current period as a result of higher sales, offset by changes in working capital including a build-up in inventory during the current period to meet recovered demand.

At September 30, 2021, the number of days of sales outstanding in accounts receivable after adjusting for the impact of foreign currency translation increased by 10 days to 64 days as compared to 54 days at December 31, 2020. The number of days of sales in inventory increased by 11 days to 116 days at September 30, 2021 as compared to 105 days at December 31, 2020. The Company removes the impact of foreign currency translation in these ratios by comparing current-period sales, accounts receivables, and inventory to prior-period sales, accounts receivable, and inventory, with both periods converted to the U.S. dollar rate at local currency foreign exchange rates for each month of the prior period.

Cash used in investing activities during the first nine months of 2021 included net cash paid for acquisitions of $248 million and capital expenditures of $101 million, offset by the receipt of $27 million in net cash from the sale of a non-core business. The Company expects critical capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2021.

Cash used in financing activities for the nine months ended September 30, 2021 was primarily driven by the repayment of fixed senior notes totaling $296 million, offset by the partial financing of this repayment through the Company’s commercial paper program which resulted in proceeds of $147 million from short-term borrowings. Primarily as a result of this activity, combined with an a decrease of $66 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company’s total borrowings decreased by a net $201 million during the nine months ended September 30, 2021. Other uses of cash for financing included net share repurchases of $90 million and dividend payments of $68 million, offset by proceeds from the exercise of stock options of $47 million.

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

The Company’s ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2021(a)	December 31, 2020

Current portion of debt	$151	$299
Long-term debt	1,925	1,978
Less: Cash and cash equivalents	281	438
Net debt	$1,795	$1,839

Total equity	5,063	4,935
Total capitalization	$6,858	$6,774

Total net debt to total capitalization ratio	26.2%	27.1%
(a) As Restated
At September 30, 2021, the Company had a borrowing capacity of $607 million available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. Through the date of the filing of this Form 10-Q/A, the Company has no outstanding borrowings under any of its credit facilities.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2021, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

Except as stated above, there have been no material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2020.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term as interest rates remain at historically low levels. The Company believes there is sufficient liquidity available for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies and Restatement, to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q/A for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by the Original Filing. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the Original Filing were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed and submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, as a result of the matters described in the Explanatory Note to this Form 10-Q/A, the current Chief Executive Officer and current Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the Original Filing and concluded that such disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses identified and described below.

Material Weaknesses

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2022:

a.The Company did not design and maintain an effective internal control environment as former management failed to set an appropriate tone at the top. Specifically, certain members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, engaged in conduct that was inconsistent with the Company’s culture of compliance and Code of Ethics and Business Conduct.

b.The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with our financial reporting requirements.

These material weaknesses contributed to the following additional material weakness:

c.The Company did not design and maintain effective controls associated with approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration.

These material weaknesses resulted in the restatement of our consolidated financial statements for the year ended December 31, 2021, and the unaudited interim finacial information for the three and nine months ended September 30, 2021. These material weaknesses also resulted in adjustments to substantially all of our accounts and disclosures for the interim and annual periods related to 2019, 2020, and 2021. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan and Status

With oversight from the Audit and Finance Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses and to enhance our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit and Finance Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

a.Appointment of a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer; and
b.Termination of certain members of senior management as well as non-executive employees for violations of the Code of Ethics and Business Conduct;

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions to remediate the material weaknesses identified herein:

a.Review and enhance the Company’s Code of Ethics and Business Conduct to clarify responsibilities related to the Company’s financial reporting and disclosures and provide incremental training to Company personnel on the updated Code of Ethics and Business Conduct;
b.Implement written policies and procedures to provide governance and establish responsibility for oversight of incentive arrangements provided to customers, including the appropriate delegation of authority for such approvals;
c.Formalize written policies and procedures to provide governance and establish responsibility for guidelines, documentation and oversight of product returns from customers when a contractual right to return exists in a customer agreement;
d.Require and provide trainings for employees who have a role in negotiating, assessing, agreeing, and accounting for customer incentive arrangements with distributors;
e.Provide training on new processes to individuals responsible for execution, oversight and review of customer incentive arrangements with customers;
f.Enhance processes to ensure all applicable terms and conditions for incentive-based programs and customer agreements are timely communicated to individuals responsible for accounting and financial reporting;
g.Strengthen internal control over the accounting for customer incentive arrangements, including: (i) implementing formal controls to continuously review and document the methodology and assumptions used in estimating variable consideration related to customer incentives, (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
h.Evaluate finance and commercial operations talent and address identified gaps; and
i.Enhance training programs on revenue recognition for commercial and finance personnel.

In addition, the Company took the following remedial actions to improve disclosure controls and procedures:

a.Enhanced exisiting Disclosure Committee responsibilities through a more formal charter, which identifies members and sets forth the roles and responsibilities of the Disclosure Committee, among other requirements; and
b.Implemented additional and enhance existing sub-certifications and internal management representation letters, including providing training on the purpose and execution of these processes.

Management developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will oversee the effective execution. In addition, under the direction of the Audit and Finance Committee, management will continue to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities and make necessary changes to policies and procedures to improve the overall effectiveness of such controls.

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and work to improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses as efficiently and effectively as possible and expects that remediation will go beyond December 31, 2022. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring significant costs, and will place significant demands on financial and operational resources.

As of the filing of this Form 10-Q/A, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q/A.

Item 1A – Risk Factors

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
•Management identified material weaknesses in the Company’s internal control over financial reporting that resulted in errors in financial statements. If the Company fails to remediate these material weaknesses or experiences additional material weaknesses in the future, it may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of the Company’s common stock to decline and harm its business.
•We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
•The Company may be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our internal investigation and our failure to timely file our Quarterly Reports with the SEC and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.
•We were not timely in filing our Quarterly Reports on Form 10-Q with the SEC for the periods ended March 31, 2022 and June 30, 2022, and, as a result, are not in compliance with the listing standards of the Nasdaq Stock Market. We cannot assure you that we will be able to continue to comply with Nasdaq’s listing standards and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Stock Market.
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.
•Lack of global standardized processes and/or centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.
•The Company may be unable to execute key strategic activities due to competing priorities and strategies of its distribution partners and other factors, which may result in financial loss and operational inefficiencies.
•The Company relies heavily on information and technology to operate its businesses, and any cyber incidents with respect to its information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm the Company’s operations.
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
•The Company’s profitability could suffer if third parties infringe upon the Company’s intellectual property rights or if the Company’s products are found to infringe upon the intellectual property rights of others.

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
•The Company’s hedging and cash management transactions may expose the Company to loss or limit the Company’s potential gains.
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
•     The loss of members of our senior management and the resulting management transition might harm our future operating results.
•Talent gaps and failure to manage and retain top talent may impact the Company’s ability to grow the business.
•The Company faces the inherent risk of litigation and claims.
•Climate change and related natural disasters could negatively impact the Company’s business and financial results.

Below is a full description of each of such significant risk factors. The risk factors included below are identical to those included in the Form 10-K/A the Company is filing concurrently with this 10-Q/A and are as of the date of the amended filings.

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
•the inability or failure of customers to timely meet payment obligations or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may have a negative material impact on the Company’s cash flow, liquidity and statements of operations;
•fear of exposure to or actual effects of the COVID-19 pandemic in countries where operations or customers are located and may lead to decreased procedures at dental offices. The impacts include, but are not limited to, significant reductions or volatility in demand and increased pricing pressures for one or more of the Company’s products;
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

The Company does not yet know the full extent of the ultimate impact of the continued COVID-19 pandemic on its business, operations, or the global economy. Given the dynamic nature of the COVID-19 outbreak, it is very difficult to predict the severity of the impact on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the spread and severity of outbreak, including COVID-19 variants, and actions taken to address the impacts, among others. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it also could heighten many of the other risks described in this report.

RISKS RELATED TO OUR RESTATEMENT AND INTERNAL CONTROLS

Management identified material weaknesses in the Company’s internal control over financial reporting that resulted in errors in financial statements. If the Company fails to remediate these material weaknesses or experiences additional material weaknesses in the future, it may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of the Company’s common stock to decline and harm its business.

Management identified material weaknesses in internal controls over financial reporting in conjunction with the Audit and Finance Committee’s investigation described in the Explanatory Note of this Form 10-Q/A. The description of the material weaknesses in controls that were determined to exist as of September 30, 2021 is included under Item 4 of this Form 10-Q/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we are taking steps to address the identified material weaknesses and prevent additional material weaknesses from occurring, it cannot be assured that the measures the Company has taken to date, and is continuing to implement, will be sufficient to remediate these material weaknesses or to avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that the material weaknesses identified, or other material weaknesses or deficiencies identified in the future, could result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of its common stock, potential action by the SEC, shareholder lawsuits, delisting of the Company’s stock, and general damage to its reputation. The Company has incurred and expects to incur additional costs to rectify the material weaknesses or new issues that may emerge, and the existence of these issues could adversely affect its reputation or investor perceptions. The Company maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.

We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note, in Note 1, Significant Accounting Policies and Restatement in this Form 10-Q/A, we reached a determination to restate our consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the year ended December 31, 2021 following the identification of certain misstatements contained in those financial statements. We have determined that it is appropriate to correct the misstatements in our previously issued financial statements by amending and restating the Original Filing. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The Company may be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our internal investigation and our failure to timely file our Quarterly Reports with the SEC and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.

As previously disclosed, we voluntarily contacted the SEC to advise that the Audit and Finance Committee was conducting an independent investigation regarding certain financial reporting matters, and we are continuing to cooperate with the SEC. The SEC’s investigation is ongoing and was not resolved when the Audit and Finance Committee completed the internal investigation or when the 2021 Form 10-K/A was filed. We intend to fully cooperate with the SEC regarding this matter. Additionally, several securities class action lawsuits were filed against us following our announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. Our failure to timely file our Quarterly Reports on Form 10-Q with the SEC, as well as our reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, including additional cease and desist orders, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Note 15, Commitments and Contingencies, discussing the securities class action lawsuits, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

We were not timely in filing our Quarterly Reports on Form 10-Q with the SEC for the periods ended March 31, 2022 and June 30, 2022, and, as a result, are not in compliance with the listing standards of the Nasdaq Stock Market. We cannot assure you that we will be able to continue to comply with Nasdaq’s listing standards and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Stock Market.

On May 12, 2022, the Company received notice from The NASDAQ Stock Market LLC (“Nasdaq”) that, because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “First Quarter 10-Q”) with the SEC, the Company was no longer in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1), which requires Nasdaq-listed companies to timely file all periodic reports with the SEC.

As previously disclosed by the Company and further discussed in this Form 10-Q/A, the Company had been unable to file the First Quarter 10-Q for the period ended March 31, 2022 because the Company’s Audit and Finance Committee, together with independent outside counsel, was conducting an investigation concerning the Company’s use of incentives to sell products to distributors in the third and fourth quarters of 2021, whether those incentives were appropriately accounted for and whether the impact of those sales was adequately disclosed in the Company’s periodic reports filed with the SEC. This investigation remained ongoing during the period ended June 30, 2022, and resulted in the Company being unable to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Second Quarter 10-Q”).

On August 12, 2022, the Company received a notice from Nasdaq regarding its continued non-compliance with Nasdaq Listing Rule 5250(c)(1). In response, on August 13, 2022, the Company submitted an updated plan for compliance with a request to Nasdaq for additional time to demonstrate compliance with the listing rules. Nasdaq has granted the Company an extension of time until November 7, 2022 to regain compliance with the listing rules by filing the First Quarter 10-Q and the Second Quarter 10-Q with the SEC by the extension date.

There is no assurance, however, that we will regain compliance during the extension grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the extension grace period, Nasdaq will notify us that our common stock will be suspended and subject to delisting. If we are subject to delisting, we may appeal Nasdaq’s determination to delist to a hearings panel. During any appeal process, shares of our common stock would continue to trade on Nasdaq.

If our common stock were delisted from Nasdaq, we and our shareholders could face significant material adverse consequences, including those involving:

•the liquidity of our common stock;
•the market price of our common stock;
•changes in our credit ratings;
•our ability to raise additional capital;
•our ability to refinance existing debt or obtain additional financing to support operations;

•our ability to maintain compliance with covenants in our existing debt instruments, including a breach of the covenants under our debt instruments outstanding that could result in an event of default under the applicable agreement;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.

We did not timely file our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022 within each respective timeframe required by the SEC, meaning we have not remained current in our reporting requirements with the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not currently eligible to use a registration statement on Form S-3 that allows us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Lack of global standardized processes and/or centralization of transaction management and/or execution have resulted and could continue to result in control deficiencies and could impact management’s assertions and financial reporting.

The Company’s implementation of its business plans, restructuring plans and compliance with regulations requires that the Company effectively manage its financial infrastructure, including standardizing processes, maintaining proper financial reporting and internal controls. The Company continues to focus on standardizing its processes, improving its financial systems, maintaining effective internal controls and centralizing transaction management and/or execution so as to provide continued assurance with respect to the Company’s financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to inaccurate or incomplete financial and management reporting and delays in financial reporting to management, regulators and/or shareholders. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties.

Additionally, internal control over financial reporting may not prevent or detect all misstatements or omissions because of certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain adequate internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in implementing new or revised controls, the Company’s business and operating results could be harmed and the Company could fail to meet the Company’s reporting obligations.

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

As part of the restructuring plan adopted in November 2018, the Company announced that it intends to grow revenues, expand margins and simplify the business. The Company continues to generate a substantial portion of its revenue through a limited number of distributors which provide important sales, distribution and service support to the end-user customers. Together, the Company’s two largest distributors, Patterson and Henry Schein, accounted for approximately 13% of the Company’s annual revenue for the year ended December 31, 2021, and it is anticipated that they will continue to be the largest distribution contributors to the Company’s revenue through 2022. The Company may be unable to execute its key strategic activities and investments due to the competing priorities of its distribution partners which may introduce competing private label, generic, or low-cost products that compete with the Company’s products at lower price points, particularly in the Technologies & Equipment segment products that are sold and serviced through distributor channels. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

Additionally, some parts of the dental market continue to be impacted by price competition that is driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of end-user customers. There can be no assurance that the Company’s distribution partners will purchase any specified minimum quantity of products from the Company or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from the Company, or if changes in the Company’s promotional strategies and investments result in changes in the Company’s distributor relationships or short-term uneven growth, it could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company relies heavily on information and technology to operate its businesses, and any cyber incidents with respect to its information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm the Company’s operations.

The Company is exposed to the risk of cyber incidents, which can result from deliberate attacks or unintentional events, in the normal course of business. The Company uses web-enabled and other integrated information and technology systems in delivering its services and expects that the breadth and complexity of the Company’s information and technology systems will increase as the Company expands its products offerings to utilize artificial intelligence and analytics. As a result, the Company will increasingly be exposed to risks inherent in the development, integration and operation of its evolving information and technology infrastructure, including:

•     security breaches, viruses, cyberattacks, ransomware or other malware or other failures or malfunctions;
•     disruption, impairment or failure of data centers, telecommunications facilities or other infrastructure platforms;
•     failures during the process of upgrading or replacing software, databases or components contained in the information and technology infrastructure;
•     the compromise or unauthorized disclosure of sensitive or proprietary information related to the Company’s business and customers;
•     excessive costs, excessive delays or other deficiencies in systems development and deployment;
•     an unintentional event that involves a third-party gaining unauthorized access to the Company’s systems or proprietary information; and
•     power outages, damage or interruption from fires or other natural disasters, hardware failures.

Any disruptions to or impairment in the Company’s or its service providers’ information and technology infrastructures could pose a threat to the Company’s operations and harm its business.

The Company continues to observe increased levels of cyber threats focused on gaining unauthorized access to its information and technology infrastructure for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Although the Company takes measures designed to protect such information from unauthorized access, use or disclosure, the Company’s and its service providers’ infrastructures and storage applications may be impaired due to unauthorized access by hackers, ransomware, phishing attacks, human error, malfeasance, natural disasters, telecommunications and electrical failures and other disruptions. For example, the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, employee information, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Like other large, global companies, the Company has experienced and expects to continue to experience cyber threats from time to time. The Company cannot provide assurances that, despite the Company’s efforts to ensure the integrity of the Company’s systems and the measures that the Company or its service providers take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to the Company or its business and results of operations. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. The Company’s policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. Cyber attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

The Company also faces the ongoing challenge of managing access controls to its information and technology infrastructure. The Company has experienced various types of cyber incidents in the past and as the result of such incidents, the Company has implemented new controls, governance, technical protections and other procedures. If the Company does not successfully manage these access controls it could expose the Company to risk of security breaches or disruptions. Any such security breaches or disruptions could compromise the security or integrity of the Company’s networks or result in the loss, misappropriation, and/or unauthorized access, use, modification or disclosure of, or the prevention of access to, sensitive data or confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). If the Company’s information systems are breached, sensitive and proprietary data is compromised, surreptitiously modified, rendered inaccessible for any period of time or made public, or if the Company fails to make adequate or timely disclosures to affected individuals, appropriate state and federal regulatory authorities or law enforcement agencies, it could result in significant fines, penalties, orders, sanctions and proceedings or actions against the Company by governmental or other regulatory authorities, customers or third parties. The Company may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to the Company’s business and financial results if the Company experiences cyber incidents in the future.

The materialization of any of these risks may impede the utilization of Company product offerings, the processing of data and the day-to-day management of the Company’s business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Disaster recovery plans, where in place, might not adequately protect the Company in the event of a system failure. Further, the Company currently does not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions the Company takes, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, human error and similar events at the Company’s various computer facilities could result in interruptions in the flow of data to the Company’s servers.

The legislative and regulatory framework for privacy and data protection issues worldwide continues to evolve. The Company collects personally identifiable information (“PII”) and other data as part of the Company’s business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation, for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to the Company or Company officials, damage its reputation, inhibit sales, and otherwise adversely affect its business.

Any of the foregoing incidents could also subject the Company to liability, expose the Company to significant expense, or cause significant harm to the Company’s reputation, all of which could result in lost revenues. While the Company has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from cyber incidents, technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

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
•the level of customers’ inventories;
•competitive and pricing pressures, including actions taken by competitors; and
•customer product needs and customer/patient lifecycle.

If the Company fails to further develop its innovation efforts or if the Company’s research and development does not effectively respond to changes in consumer preferences or market competition leading to technology or product obsolescence, the Company may lose market share and revenue. Additionally, if the Company’s products or technologies lose their competitive advantage or become noncompetitive or obsolete, the Company’s business could be negatively affected. The Company has identified new products as an important part of its growth opportunities. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company’s products obsolete.

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

Following the recording of $3.5 billion in charges for impairment of certain businesses during 2017, 2018, and 2020, the Company had an aggregate amount of $4.0 billion in goodwill on its balance sheet as of September 30, 2021. In preparing the financial statements for the quarter ended March 31, 2020, the Company identified a triggering event and recorded a $157 million non-cash goodwill impairment charge associated with one reporting unit within the Technologies & Equipment segment. In addition, the Company tested the indefinite-lived intangible assets related to this business and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $39 million for the three months ended March 31, 2020. At September 30, 2021, the Company has $623 million in indefinite-lived intangible assets recorded on its balance sheet.

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

The Company’s failure to obtain issued patents and, consequently, to protect the Company’s proprietary technology could hurt the Company’s competitive position.

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

The Company’s profitability could suffer if third parties infringe upon the Company’s intellectual property rights or if the Company’s products are found to infringe upon the intellectual property rights of others.

The Company’s profitability could suffer if third parties infringe upon Dentsply Sirona’s intellectual property rights or misappropriate Dentsply Sirona’s technologies and trademarks for their own businesses. To protect Dentsply Sirona’s rights to Dentsply Sirona’s intellectual property, Dentsply Sirona relies on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with Dentsply Sirona’s employees, strategic partners and others. Dentsply Sirona cannot assure you that any of Dentsply Sirona’s patents, any of the patents of which Dentsply Sirona are a licensee or any patents which may be issued to Dentsply Sirona or which the Company may license in the future, will provide Dentsply Sirona with a competitive advantage or afford Dentsply Sirona protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including Dentsply Sirona’s competitors. The protective steps that the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect or protect against the unauthorized use or misappropriation of, or take appropriate steps to enforce, its intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which Dentsply Sirona will offer, or intend to offer, its products. Any failure to adequately protect Dentsply Sirona’s intellectual property could devalue Dentsply Sirona’s proprietary content and impair Dentsply Sirona’s ability to compete effectively. Further, defending Dentsply Sirona’s intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

If Dentsply Sirona becomes involved in litigation or interference proceedings, Dentsply Sirona may incur substantial expense, and the proceedings may divert the attention of Dentsply Sirona’s technical and management personnel, even if Dentsply Sirona ultimately prevails. An adverse determination in proceedings of this type could subject the Company to significant liabilities, allow Dentsply Sirona’s competitors to market competitive products without obtaining a license from Dentsply Sirona, prohibit Dentsply Sirona from marketing Dentsply Sirona’s products or require the Company to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If Dentsply Sirona cannot obtain such licenses, Dentsply Sirona may be restricted or prevented from commercializing Dentsply Sirona’s products.

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

Events related to the Audit and Finance Committee’s internal investigation may expose us to higher interest rates for additional indebtedness, whether as a result of credit rating downgrades or otherwise, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all.

The Company has a significant amount of indebtedness. A breach of the covenants under the Company’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

The Company has debt securities outstanding of approximately $1.9 billion. The Company also has the ability to incur up to $700 million of indebtedness under the revolving credit facility (“2018 Credit Facility”), as discussed below, and may incur significantly more indebtedness in the future.

The Company’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company is required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the Note Purchase Agreement. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that the Company will be able to do so. The Company’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness.

In addition, the requisite lenders under its revolving credit facility and the applicable noteholders have agreed to an extension of time for delivery of certain of the Company’s financial statements and the related certificates until November 14, 2022. While we have obtained all necessary consents to date, any future violations of the covenants under our debt agreements may hurt our reputation and credibility with our stockholders and our debt holders and may compromise our future ability to finance our operations through the public equity or debt markets.

Breach of covenants could have additional negative consequences including, but not limited to the following:

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

The Company may not be able to repay its outstanding debt in the event that it does not generate sufficient cash flow to service its debts and cross default provisions may be triggered due to a breach of covenants under our existing indebtedness.

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

The Company's hedging and cash management transactions may expose the Company to loss or limit the Company’s potential gains.

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

Certain dental specialty products and dental equipment and related products that support discretionary dental procedures may be susceptible to unfavorable changes in economic conditions. Decreases in consumer discretionary spending could negatively affect the Company’s business and result in a decline in sales and financial performance.

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

Due to the international nature of the Company’s business, including increasing exposure to markets outside of the U.S. and Europe, political or economic changes or other factors could harm our business and financial performance.

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

Similar to the FDA review process, the European Union (“EU”) review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product’s entry into the marketplace.

The Company’s products that fall into the category of Class I as classified by EU Medical Device Directive were mandated to be certified under the new European Union Medical Device Regulation (“MDR”). These regulations as well applied to all medical device manufacturers who market their medical devices in EU and all had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under MDR in order to continue to sell those products in the European Union (“EU”). Although all medical device manufacturers were required to certify their Class I products by May 2021, the EU MDR regulations for additional Classes of medical devices is mandated to be fully enforceable by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. Dentsply Sirona remains focused on ensuring that all its products that are considered to be medical device will be fully certified as required by the EU MDR dates and timelines. Additionally, the United Kingdom (“UK”) has negotiated an exit from the EU, “Brexit” and, as a result, the EU CE marking will be recognized in the UK through June 2023. Following June 2023, the UK may impose its own differing regulatory requirements for products being imported from the EU into the UK.

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

Dentsply Sirona is subject to federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars and orders relating to health care fraud, including, but not limited to, the U.S. Federal Anti-Kickback Statute, the United Kingdom’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) and China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 49 and No. 50. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payors and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payors and programs.

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

On April 11, 2022, the Company announced that its Executive Vice President, Chief Financial Officer had resigned from his position effective May 6, 2022. Additionally, on April 19, 2022, the Company announced that it had terminated its Chief Executive Officer, effective immediately. The Board of Directors appointed an Interim Chief Executive Officer, effective as of April 19, 2022, and Interim Chief Financial Officer which became effective on May 6, 2022. On August 25th, the Company announced the appointment of its new Chief Executive Officer, which became effective on September 12, 2022, and on September 22, 2022 the Company announced the appointment of its new Chief Financial Officer, which became effective on September 26, 2022. These leadership transitions along with other senior management changes may be inherently difficult to manage and cause operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. These changes could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

DENTSPLY SIRONA Inc.

/s/	Glenn G. Coleman	November 7, 2022
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer