Form 10-K/A
period 2021-12-31
DENTSPLY SIRONA Inc.
filed 2022-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☐     No   ☒
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2021, was $13,791,201,522. Based on the closing price on June 30, 2021. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 21, 2022 was 217,554,303.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting are incorporated by reference into Part III of this Form 10-K/A.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

All statements in this Form 10-K/A that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K/A in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the novel coronavirus (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate. No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

You should carefully consider these and other relevant factors, including those risk factors in Item 1A, “Risk Factors” of this Form 10-K/A and any other information included or incorporated by reference in this report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

EXPLANATORY NOTE

Dentsply Sirona Inc. (“Dentsply Sirona” or the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “2021 Form 10-K” or “Original Filing”), to make certain changes described below.

Restatement

On October 29, 2022, the Company, in consultation with the Audit and Finance Committee of its Board of Directors (the “Audit and Finance Committee”), reached a determination that the Company’s consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021 should no longer be relied upon because of certain misstatements contained in those financial statements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements by amending the Original Filing and its Quarterly Report on Form 10-Q for the period ended September 30, 2021.

As first disclosed in the Company’s Form 12b-25 filed on May 10, 2022, the Audit and Finance Committee has been conducting an internal investigation into certain financial reporting matters. That investigation has been completed, and the results are discussed in this Explanatory Note. As a result of a separate but concurrent review by the Company of the accounting for various customer incentive arrangements unrelated to the transactions subject to the internal investigation (the “Accounting Review”), management identified errors related to certain customer incentive programs. During the Accounting Review, it was also determined that the Company utilized incorrect accounting and assumptions in the determination of estimates related to its sales returns provisions, warranty reserve provisions and variable consideration. Management identified misstatements for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, in each case, that the Company deemed to be material when considered together with certain quantitative and qualitative considerations such as the fact that the misstatements masked a failure to meet internal financial targets and external financial analyst expectations for the three months ended September 30, 2021 and due to the material weaknesses identified through the course of the Audit and Finance Committee’s investigation.

For a more detailed discussion of the correction of these accounting errors, refer to Note 1 Significant Accounting Policies and Restatement included in Part II, Item 8, Notes to the Consolidated Financial Statement, of this Form 10-K/A. For more information about the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Management’s Report on Internal Control Over Finanical Reporing within Part II, Item 8 Financial Statements and Supplementary Data of this Form 10-K/A.

Audit and Finance Committee Investigation

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

The North America Investigation identified instances in which the Company’s distributors in North America were offered incremental incentives, including extended payment terms, to purchase products in order for the Company to attempt to meet certain internal sales targets in the third and fourth quarters of 2021. These incentives were offered in conjunction with Net sales transactions amounting to approximately $38 million and $70 million in the third and fourth quarters of 2021, respectively, which in turn contributed to higher levels of distributor inventory at the end of such periods, and lower sales to these distributors in the first and second quarters of 2022. The North America Investigation’s analysis of the incremental incentives and related sales, which included examination of documents supporting the accounting and revenue recognition for both the incentives and related sales, identified two insignificant accrual errors. However, these incremental incentives and the sales to which they applied contributed to the Company’s ability to meet external financial analyst expectations in the third quarter of 2021. The North America Investigation also found that there were inadequate processes in place for approval of these incentives and that the Company also had inadequate processes for maintaining or providing copies of agreements or arrangements with distributors to the accounting department. The North America Investigation noted potential omissions in public disclosures made by the Company regarding the use of these incentives or their potential future impacts in the third and fourth quarters of 2021. However, the North America Investigation did not find evidence that the former Chief Executive Officer and former Chief Financial Officer specifically directed the Company’s use of incentives to achieve executive compensation targets in 2021. Additionally, the investigation noted that the Company’s independent registered accounting firm was not informed of these incremental incentive arrangements in conjunction with the 2021 audit of the consolidated financial statements. Finally, the North America Investigation also identified findings regarding potential control deficiencies. For more information about these material weaknesses and other identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting.

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

The China Investigation found that the Company processed returns and/or exchanges that were not in accordance with the return and/or exchange provisions contained in existing distributor agreements and sales contracts in China. The China Investigation also found that members of the Company’s local commercial team in China failed to provide information requested by the Company’s local accounting organization in connection with the return and/or exchange of products in China during the fourth quarter of 2021. The China Investigation concluded that these employees, as well as the head of the Company’s Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company’s local accounting organization, by obstructing the work of the accounting team, and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by certain members of the Company’s local commercial team in China, as well as the former Chief Financial Officer and the head of the Company’s Asia-Pacific commercial organization violated the Company’s Code of Ethics and Business Conduct. These employees, including the head of the Company’s Asia-Pacific commercial organization, also did not maintain and promote an appropriate control environment in certain areas of the Company’s business focused on compliance, nor did they sufficiently promote, monitor or enforce adherence to the Company’s Code of Ethics and Business Conduct. The China Investigation also identified concerns regarding control deficiencies, including ineffective communication among the China commercial operations, financial planning & analysis (“FP&A”) and accounting teams, resulting in a heightened risk of incomplete or insufficient information required to maintain accurate books and records related to incentive provisions, specifically concerning expanded concessions regarding the return or exchange of products from distributors. For more information about the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting within this Form 10-K/A.

The failure to appropriately account for these returns and/or exchanges and allowing for the product exchanges referred to above resulted in an overstatement of Net sales in the third quarter of 2021 of approximately $4 million which should have been recorded in the fourth quarter of 2021, and is reflected in the restated interim financial statements for the three and nine month periods ended September 30, 2021 included in the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Form 10-Q/A”). For a more detailed discussion of the correction of these accounting errors, refer to Note 1, Significant Accounting Policies and Restatement, to the consolidated financial statements of the Company included in Part II, Item 8 of this Form 10-K/A.

Controls and Procedures

In connection with the restatement of the financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021 described in Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting of this Form 10-K/A. These material weaknesses remained in place as of December 31, 2021. The Company’s current Chief Executive Officer and current Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses described in Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting of this Form 10-K/A. Accordingly, the Company is filing this Form 10-K/A to amend management’s assessment of the Company’s disclosure controls and procedures to conclude that they were not effective due to the identification of material weaknesses as of December 31, 2021. Additionally, PwC is amending its Report of Independent Registered Public Accounting Firm to reflect the identification of these material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.

Amendment to Form 10-K

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended and restated and the complete text of those is set out in this Form 10-K/A:

Part I - Item 1A.	Risk Factors
Part II - Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8.	Financial Statements and Supplementary Data
Part II - Item 9A.	Controls and Procedures
Part IV - Item 15.	Exhibits and Financial Statement Schedules

Please note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Item 1A “Risk Factors” has been updated to reflect risks as of the date of this amended filing. Except as described above, no changes have been made to the Original Filing, and this Form 10K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, each of which are being filed concurrently with this Form 10-K/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-K/A.

DENTSPLY SIRONA Inc.
Table of Contents

PART I
		Page

Item 1A	Risk Factors	7

PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 8	Financial Statements and Supplementary Data	41

Item 9A	Controls and Procedures	124

PART IV

Item 15	Exhibits and Financial Statement Schedules	126

Item 16	Form 10-K Summary	131

PART I
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
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and restricts our ability to issue equity securities.
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
•    The Company relies heavily on information and technology to operate its businesses, and any cyber incidents with respect to its information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm theCompany’s operations.
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

Below is a full description of each of such significant risk factors. The risk factors included are identical to those included in the Form 10-Q/A the Company is filing concurrently with this 10-K/A and are as of the date of the amended filings.

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

Management identified material weaknesses in internal controls over financial reporting in conjunction with the Audit and Finance Committee’s investigation described in the Explanatory Note of this Form 10-K/A. The description of the material weaknesses that were determined to exist as of December 31, 2021 is included under Item 8 of this Form 10-K/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

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

As discussed in the Explanatory Note, in Note 1, Significant Accounting Policies and Restatement in this Form 10-K/A, we also reached a determination to restate our consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the year ended December 31, 2021 following the identification of certain misstatements contained in those financial statements, which resulted in an overstatement of Net sales for the fiscal year ended December 31, 2021 by approximately $20 million. We have determined that it is appropriate to correct the misstatements in our previously issued financial statements by amending and restating the Original Filing. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The Company may be subject to litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our internal investigation and our failure to timely file our Quarterly Reports with the SEC and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.

  As previously disclosed, we voluntarily contacted the SEC to advise that the Audit and Finance Committee was conducting an independent investigation regarding certain financial reporting matters, and we are continuing to cooperate with the SEC. The SEC’s investigation is ongoing and was not resolved when the Audit and Finance Committee completed the internal investigation or when the 2021 Form 10-K/A was filed. We intend to fully cooperate with the SEC regarding this matter. Additionally, several securities class action lawsuits were filed against us following our announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. Our failure to timely file our Quarterly Reports on Form 10-Q with the SEC, as well as our reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, including additional cease and desist orders, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. For further information, see Note 22, Commitments and Contingencies, discussing the securities class action lawsuits, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

As previously disclosed by the Company and further discussed in this Form 10-K/A, the Company had been unable to file the First Quarter 10-Q for the period ended March 31, 2022 because the Company’s Audit and Finance Committee, together with independent outside counsel, was conducting an investigation concerning the Company’s use of incentives to sell products to distributors in the third and fourth quarters of 2021, whether those incentives were appropriately accounted for and whether the impact of those sales was adequately disclosed in the Company’s periodic reports filed with the SEC. This investigation remained ongoing during the period ended June 30, 2022, and resulted in the Company being unable to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Second Quarter 10-Q”).

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

•the liquidity of our common stock;
•the market price of our common stock;
•changes in our credit ratings;
•our ability to raise additional capital;
•      our ability to refinance existing debt or obtain additional financing to support operations;
•      our ability to maintain compliance with covenants in our existing debt instruments, including a breach of the covenants under our debt instruments outstanding that could result in an event of default under the applicable agreement;
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
•         disruption, impairment or failure of data centers, telecommunications facilities or other infrastructure platforms
•         failures during the process of upgrading or replacing software, databases or components contained in the information and technology infrastructure;
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

  The Company continues to observe an increased levels of cyber threats focused on gaining unauthorized access to its information and technology infrastructure for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Although the Company takes measures designed to protect such information from unauthorized access, use or disclosure, the Company’s  and its service providers’ infrastructures and storage applications may be impaired due to unauthorized access by hackers, ransomware, phishing attacks, human error, malfeasance, natural disasters, telecommunications and electrical failures and other disruptions. For example, the Company may be the victim of cyber-attacks, targeted at the theft of financial assets, intellectual property, employee information, personal information of individuals and customers, or other sensitive information. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Like other large, global companies, the Company has experienced and expects to continue to experience cyber threats from time to time. The Company cannot provide assurances that, despite the Company’s efforts to ensure the integrity of the Company’s systems and the measures that the Company or its service providers take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to the Company or its business and results of  operations. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and the Company may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of the Company’s information could compromise intellectual property and expose sensitive business information. The Company’s policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. Cyber attacks could also cause the Company to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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

The materialization of any of these risks may impede the utilization of Company product offerings, the processing of data and the day-to-day management of the Company’s business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Disaster recovery plans, where in place, might not adequately protect the Company in the event of a system failure. Further, the Company currently does not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions the Company take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, human error and similar events at the Company’s various computer facilities could result in interruptions in the flow of data to the Company’s servers.

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

In addition, the requisite lenders under its revolving credit facility and the applicable noteholders have agreed to an extension of time for delivery of certain of the Company’s financial statements and the related certificates, until November 14, 2022. While we have obtained all necessary consents to date, any future violations of the covenants under our debt agreements may hurt our reputation and credibility with our stockholders and our debt holders and may compromise our future ability to finance our operations through the public equity or debt markets.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K/A. The following discussion includes forward-looking statements that involve certain risks and uncertainties. Furthermore, any forward-looking statements herein were as of the Original Filing, filed with the SEC on March 1, 2022, except for the additional risks arising in relation to the material weaknesses and restatement that are subject of this Form 10-K/A. See Part I, Item 1, “Business- Forward-Looking Statements and Associated Risks” in the beginning of this Form 10-K/A. Additionally, certain risks in Item 1A "Risk Factors" have been updated to reflect the Company's risks as of the date of this amended filing. Please refer to a discussion of the Company's forward-looking statements and associated risks in Part II, Item 1A, "Risk Factors" of this Form 10-K/A. The MD&A includes the following sections:

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

2021 Operational Highlights

For the year ended December 31, 2021,

•Net sales increased 26.7% compared to the prior year. On an organic basis (a Non-GAAP measure as defined under the heading “Key Performance Measurements” below) net sales increased 24.1% for the year ended December 31, 2021 compared to prior year. Net sales were positively impacted by approximately 2.9% due to the weakening of the U.S. dollar over the prior year period.

•Net income increased to $411 million as compared to the net loss of $73 million for the prior year. Diluted earnings per share was $1.87 per share compared to a net loss per share of $0.33 in the prior year.

•Cash from operations was $657 million, as compared to $649 million in the prior year.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As previously disclosed, the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. Refer to the Explanatory Note to this Form 10-K/A for more information on the internal investigation and the related findings of the Audit and Finance Committee.

  In connection with the findings of the Audit and Finance Committee’s investigation, as well as management’s own findings with regards to the Accounting Review, management has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting and Part II, Item 9A Controls and Procedures of this Form 10-K/A.

Restatement and Other Corrections of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported consolidated financial statements for the fiscal years ended December 31, 2021, 2020, and 2019, including the restatement of the consolidated financial statements for fiscal year ended December 31, 2021. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Part II, Item 8, Notes to the Consolidated Financial Statements, Note 1, Significant Accounting Policies and Restatement.

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

The impacts of COVID-19 on the Company’s operations during 2021 were as follows:

•The Company has seen customer demand and dental patient traffic normalize in major markets. Despite the resurgence of cases late in 2021 due to variants of the COVID-19 virus, public and private dental practices largely remain open, although many continue to operate at less than pre-pandemic capacities. Certain of the Company’s markets including regions of Southeast Asia have experienced setbacks in demand in the second half of the year as a result of renewed COVID-19 infections from recent variants of the virus. While most government authorities have lifted many of their restrictions, the end dates for all restrictions being lifted are still unknown, and it is uncertain when customer demand will fully return to pre-COVID-19 levels upon lifting these restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

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

•The Company’s COVID-19 infection crisis management process implemented in 2020 remains in effect during 2021. During the pandemic, the Company has utilized this process to manage several incidents of exposure at facilities. All potential and actual cases have been reviewed to ensure that the Company managed exposed employees appropriately, consistently and safely. None of these incidents have resulted in a material loss of production or adverse impact to the Company’s operating results. The Company has continued to prioritize employee safety, and preventing the possible spread of COVID-19 by encouraging ongoing work-from-home where possible and maintaining travel restrictions.

As an ongoing consequence of the public’s response to the global pandemic, including the restrictive measures imposed to contain its spread, it is noted that dental practices have adapted to potentially long-term conventions of social distancing and remote working. It is expected that the new conditions will continue to increase demand in dental care markets for the efficiencies and benefits that come from digital solutions. In response to this trend which began before the pandemic, the Company has continued to make investments to promote the transformation of dentistry with advancements in digital workflows, software upgrades, 3D printing and other offerings such as clinical education that are allowing the Company to quickly respond to increased demand for digital dentistry. As uncertainty surrounding the pandemic continues, as part of the strategic response to its longer-term implications including the increase in demand for digital solutions, the Company intends to continue targeting investments in this area including the related R&D and sales and marketing investments that will bring these innovations to customers.

The impact of recent developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the European Union, and certain other countries on Russian financial institutions and businesses. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s sales, cost of procuring raw materials, or distribution costs in future periods. Refer to Part I, Item 1A, “Risk Factors” - Risks Related to Our International Operations.

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

The Company defines “organic sales” as the reported net sales adjusted for: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture; (2) net sales attributable to discontinued product lines in both the current and prior year periods; and (3) the impact of foreign currency changes, which is calculated by translating current-period net sales using the comparable prior period’s currency exchange rates.

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

Business Drivers

The primary drivers of organic sales include macroeconomic factors, global dental market demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources to drive demand creation, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental market over time. On a short-term basis, sudden changes in the macroeconomic environment such as those caused by the impacts of COVID-19, supply chain challenges, changes in strategy, or distributor inventory levels can and have impacted the Company’s sales.

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

There can be no assurance that the Company’s dealers and customers will maintain levels of inventory or patterns of build and liquidation timing in accordance with the Company’s predictions or past history. As of December 31, 2021, certain dealers’ inventory of the Company’s CAD/CAM products in the United States was higher than at the end of the prior year, by approximately $50 million. These higher levels of dealer inventory are due to lower-than-expected retail sales in the fourth quarter, as well as timing-related purchases by dealers due primarily to incremental pricing incentives in the second half of the year, and are likely to pose headwinds to the Company’s net sales for these products in 2022.

The Company anticipates that inventory levels may continue to fluctuate as dealers and customers manage the effects of COVID-19 and supply chain constraints on their businesses. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”

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

RESULTS OF OPERATIONS

Net Sales

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$4,231	$3,339	$892	26.7%
Favorable foreign exchange impact				2.9%
Acquisitions				5.4%
Divestitures and discontinued products				(5.7%)
Organic sales				24.1%
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

Net Sales by Segment

Technologies & Equipment

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$2,504	$1,954	$550	28.2%
Favorable foreign exchange impact				2.9%
Acquisitions				9.2%
Divestitures and discontinued products				(6.4%)
Organic sales				22.5%
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

Consumables

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$1,727	$1,385	$342	24.6%
Favorable foreign exchange impact				2.8%
Divestitures and discontinued products				(4.5%)
Organic sales				26.3%
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

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$1,480	$1,115	$365	32.6%
Favorable foreign exchange impact				0.3%
Acquisitions				15.3%
Divestitures and discontinued products				(4.8%)
Organic sales				21.8%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the year ended December 31, 2021, following periods of lower demand resulting from the COVID-19 pandemic. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth domestically as a result of successful product launches in the Implants, Orthodontics, and Endodontic & Restorative Consumables businesses. Sales were also affected by a build in dealer inventory during the year, partly as a result of incremental pricing incentives in the second half of the year. These increases were partly offset by delays in shipments of some products late in the year due to supply chain constraints.

Europe

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$1,675	$1,381	$294	21.3%
Favorable foreign exchange impact				4.7%
Divestitures and discontinued products				(4.8%)
Organic sales				21.4%
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

Rest of World

A reconciliation of net sales to organic sales for the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Net sales	$1,076	$843	$233	27.7%
Favorable foreign exchange impact				3.3%
Acquisitions				1.0%
Divestitures and discontinued products				(8.5%)
Organic sales				31.9%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated

The increase in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to overall higher volumes during the year ended December 31, 2021, following periods of lower demand resulting from the COVID-19 pandemic, particularly in Asia-Pacific markets. In addition to the overall increases due to more normalized demand across the product lines, the Company achieved additional topline growth in the Rest of World markets as a result of increased sales volumes of Implants, CAD/CAM units and the Company’s Orthodontics products.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Gross profit	$2,347	$1,656	$691	41.8%

Gross profit as a percentage of net sales	55.5%	49.6%	590 bps
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

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,551	$1,302	$249	19.1%
Research and development expenses (“R&D”)	171	123	48	38.9%
Goodwill impairment	—	157	(157)	NM
Restructuring and other costs	17	77	(60)	NM

SG&A as a percentage of net sales	36.6%	39.0%	(240) bps
R&D as a percentage of net sales	4.1%	3.7%	40 bps
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

Goodwill Impairment

There were no impairments recorded in the year ended December 31, 2021. During the year ended December 31, 2020, as a result of the impact of the COVID-19 pandemic, the Company determined that the goodwill associated with the Equipment & Instruments reporting unit within the Technologies & Equipment segment was impaired. As a result, the Company recorded a goodwill impairment charge of $157 million. For further details see Item 8, Note 12, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K/A.

Restructuring and Other Costs

During the year ended December 31, 2021, the Company recorded net expense of $17 million of restructuring costs in connection with the various restructuring initiatives. For further details see Item 8, Note 19, Restructuring and Other Costs, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K/A.

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

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages)(b)	2021(a)	2020	$ Change	% Change

Technologies & Equipment	$543	$382	$161	42.1%

Consumables	539	316	223	70.6%
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated
(b) See Note 7, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The increase in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the increase in net sales, favorable mix including increased volumes for higher margin products, and continued expense discipline during 2021, offset by higher supply chain related expenses, including distribution costs.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change	% Change

Interest expense, net	$55	$46	$9	18.4%
Other expense (income), net	8	1	7	NM
Net interest and other expense	$63	$47	$16
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated
NM - Not meaningful

Interest expense, net

Net interest expense for the year ended December 31, 2021 increased by $9 million as compared to the year ended December 31, 2020, driven primarily by higher average debt levels in 2021 relative to the prior year period.

Other expense (income), net
Other expense (income), net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020	$ Change

(Gain) loss on sales of non-core businesses	$(7)	$2	$(9)
Foreign exchange gains (b)	(6)	(13)	7
Loss from equity method investments	10	—	10
Defined benefit pension plan expenses	10	9	1
Other non-operating loss (gain)	1	2	(1)
Other expense (income), net	$8	$—	$8
(a) As Restated
(b) Foreign exchange gains are primarily related to the revaluation of intercompany payables and loans.

Income Taxes and Net Income (Loss)

	Year Ended December 31,
(in millions, except per share data and percentages)	2021(a)	2020	$ Change

Provision for income taxes	$134	$23	$111

Effective income tax rate	24.6%	(46.0%)

Net income (loss) attributable to Dentsply Sirona	$411	$(73)	$484

Net income (loss) per common share - diluted (b)	$1.87	$(0.33)
* Percentages are based on actual values and may not recalculate due to rounding.
(a) As Restated
(b) For the year ended December 31, 2020, the Company’s net loss per share was calculated on a non-diluted basis.

Provision for income taxes

For the year ended December 31, 2021, income taxes were a net expense of $134 million. During the year ended December 31, 2021, the Company recorded discrete tax expense items of $10 million related to statutory rate changes and $4 million for other discrete tax matters. The Company also recorded $5 million of tax expense as a discrete item related to business divestitures.

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

Further information regarding the details of income taxes is presented in Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

The Company obtains information during due diligence and through other sources to get respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals, and evaluations of existing contingencies, liabilities, and product line integration information. If the initial valuation for an acquisition is incomplete by the end of the reporting period in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date. More information on the assumptions used to estimate the fair values of acquired intangible assets is included in Note 1, Significant Accounting Policies and Restatement, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

A change in any of these estimates and assumptions used in the annual test, as well as unfavorable changes in the ongoing COVID-19 pandemic, or in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and indefinite-lived intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill and indefinite-lived impairment testing will not result in a material adverse impact to the Company’s results of operations.

Information with respect to the Company’s significant accounting policies on goodwill and indefinite-lived intangible assets are included in Note 1, Significant Accounting Policies and Restatement, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

No goodwill or indefinite-lived intangible impairment was identified at April 1, 2021 in conjunction with the annual test and no subsequent triggering events were identified. For further information, see Note 12, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

During the three months ended March 31, 2020, prior to performance of the annual impairment test, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for four of the Company’s five reporting units containing a goodwill balance and all but two of the Company’s indefinite-lived intangible assets as of March 31, 2020. The first quarter goodwill impairment test resulted in an impairment charge of $157 million in the Equipment & Instruments reporting unit, and an impairment charge of $39 million related to certain tradenames and trademarks related to the Equipment & Instruments reporting unit. The intangible asset impairment charge was recorded in Restructuring and other costs in the Consolidated Statements of Operations. The Company further performed the required annual impairment tests of goodwill and indefinite-lived intangible assets at April 30, 2020, which did not result in any additional impairment in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
(in millions)	2021(a)	2020	$ Change

Cash (used in) provided by:
Operating activities	$657	$649	$8
Investing activities	(358)	(1,106)	748
Financing activities	(379)	476	(855)
Effect of exchange rate changes on cash and cash equivalents	(19)	14	(33)
Net (decrease) increase in cash and cash equivalents	$(99)	$33	$(132)
(a) As Restated

The increase in cash provided by operating activities was driven primarily by higher sales in the current period, partially offset by unfavorable changes in working capital including a slower trend in collections relative to the prior year, timing of payments to vendors, and a build-up in inventory during the current period to meet recovered demand for the Company’s products. For the year ended December 31, 2021, the number of days for sales outstanding in accounts receivable increased by 6 days to 60 days as compared to 54 days at December 31, 2020, and the number of days of sales in inventory increased by 5 days to 110 days at December 31, 2021 as compared to 105 days at December 31, 2020.

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

The increase in cash used in financing activities was primarily driven by lower net borrowings of $851 million during 2021 compared to prior year, higher stock repurchases of $60 million, partially offset by greater proceeds from exercises of stock options of $40 million. Primarily as a result of this activity, combined with a decrease of $76 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company’s total borrowings decreased by a net $182 million during the year ended December 31, 2021.

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

The Company’s ratio of total net debt to total capitalization was as follows:

	Year Ended December 31,
(in millions, except percentages)	2021(a)	2020

Current portion of debt	$182	$299
Long-term debt	1,913	1,978
Less: Cash and cash equivalents	339	438
Net debt	$1,756	$1,839

Total equity	4,997	4,935
Total capitalization	$6,753	$6,774

Total net debt to total capitalization ratio	26.0%	27.1%
(a) As Restated

At December 31, 2021, the Company had a total remaining borrowing capacity of $560 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $170 million outstanding borrowings under the commercial paper facility at December 31, 2021 resulting in $530 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $41 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2021, the Company has $11 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At December 31, 2021, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company’s credit facilities are further discussed in Note 15, Financing Arrangements, to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

Off Balance Sheet Arrangements

At December 31, 2021, the Company held $43 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements” of the Original Filing.

Contractual Obligations

The Company’s scheduled contractual cash obligations at December 31, 2021 were as follows:

	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$3	$95	$351	$1,473	$1,922
Operating leases*	58	82	42	38	220
Purchase commitments	161	111	83	—	355
Interest on long-term borrowings, net of interest rate swap agreements	36	71	64	96	267
Postemployment obligations	23	48	50	127	248
Precious metal consignment agreements	43	—	—	—	43
	$324	$407	$590	$1,734	$3,055
*As Restated

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2021, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $42 million of the unrecognized tax benefit has been excluded from the contractual obligations table above. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies and Restatement, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for a discussion of recent accounting guidance and pronouncements.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K/A:

2.Financial Statement Schedule for the Years Ended December 31, 2021, 2020, and 2019.

The following financial statement schedule is filed as part of this Form 10-K/A and is covered by the Report of Independent Registered Public Accounting Firm

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020, and 2019.	123

Management’s Report on Internal Control Over Financial Reporting (As Restated)

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In management’s Report on Internal Control Over Financial Reporting in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022, management previously concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Management subsequently concluded that the material weaknesses described herein existed as of December 31, 2021. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on the Company’s internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting:

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

These material weaknesses resulted in the restatement of our consolidated financial statements for the year ended December 31, 2021, and the unaudited interim financial information for the three and nine months ended September 30, 2021. These material weaknesses also resulted in adjustments to substantially all of our accounts and disclosures for the interim and annual periods related to 2019, 2020, and 2021. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In conducting management’s evaluation as described above, the operations of the Propel Orthodontics and Datum Dental businesses acquired June 1, 2021 and January 21, 2021 respectively, which were excluded from management’s assessment of internal control over financial reporting, together represent less than 1% of consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to these acquisitions, and less than 1% of the Company’s consolidated revenues and operating income for the fiscal year ended December 31, 2021.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which appears herein.

/s/	Simon D. Campion	/s/	Glenn G. Coleman
	Simon D. Campion		Glenn G. Coleman
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	November 7, 2022		November 7, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DENTSPLY SIRONA Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to lack of an effective internal control environment as former management failed to set an appropriate tone at the top, lack of a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with the Company’s financial reporting requirements, and lack of effective controls over approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2021 financial statements to correct misstatements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to lack of an effective internal control environment as former management failed to set an appropriate tone at the top, lack of a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with the Company’s financial reporting requirements, and lack of effective controls over approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
PricewaterhouseCoopers LLP
Charlotte, North Carolina

March 1, 2022 except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 7, 2022

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
	As Restated

Net sales	$4,231	$3,339	$4,022
Cost of products sold	1,884	1,683	1,858

Gross profit	2,347	1,656	2,164

Selling, general, and administrative expenses	1,551	1,302	1,587
Research and development expenses	171	123	143
Goodwill impairment	—	157	—
Restructuring and other costs	17	77	81

Operating income (loss)	608	(3)	353

Other income and expenses:
Interest expense, net	55	46	27
Other expense (income), net	8	1	(12)

Income (loss) before income taxes	545	(50)	338
Provision for income taxes	134	23	82

Net income (loss)	411	(73)	256

Less: Net income (loss) attributable to noncontrolling interests	—	—	—

Net income (loss) attributable to Dentsply Sirona	$411	$(73)	$256

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$1.88	$(0.33)	$1.15
Diluted	$1.87	$(0.33)	$1.14

Weighted average common shares outstanding:
Basic	218.4	219.2	223.1
Diluted	220.2	219.2	224.4

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
	As Restated

Net income (loss)	$411	$(73)	$256

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(181)	184	(83)
Net gain (loss) on derivative financial instruments	25	(32)	(1)
Pension liability adjustments	26	(13)	(26)
Total other comprehensive (loss) income	(130)	139	(110)

Total comprehensive income	281	66	146

Less: Comprehensive (loss) income attributable to noncontrolling interests	(2)	1	1

Comprehensive income attributable to Dentsply Sirona	$283	$65	$145

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2021	2020
	As Restated

Assets
Current Assets:
Cash and cash equivalents	$339	$438
Accounts and notes receivable-trade, net	750	667
Inventories, net	515	476
Prepaid expenses and other current assets	248	217
Total Current Assets	1,852	1,798

Property, plant and equipment, net	773	791
Operating lease right-of-use assets, net	198	176
Identifiable intangible assets, net	2,319	2,504
Goodwill, net	3,976	3,986
Other noncurrent assets	121	95
Total Assets	$9,239	$9,350

Liabilities and Equity
Current Liabilities:
Accounts payable	$262	$302
Accrued liabilities	760	712
Income taxes payable	57	59
Notes payable and current portion of long-term debt	182	299
Total Current Liabilities	1,261	1,372

Long-term debt	1,913	1,978
Operating lease liabilities	149	130
Deferred income taxes	391	381
Other noncurrent liabilities	528	554
Total Liabilities	4,242	4,415

Commitments and contingencies (Note 22)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2021 and 2020
264.5 million shares issued at December 31, 2021 and 2020
217.4 million and 218.7 million shares outstanding at December 31, 2021 and 2020, respectively
Capital in excess of par value	6,606	6,604
Retained earnings	1,514	1,198
Accumulated other comprehensive loss	(592)	(464)
Treasury stock, at cost, 47.1 million and 45.8 million shares at December 31, 2021 and 2020, respectively	(2,535)	(2,409)
Total Dentsply Sirona Equity	4,996	4,932

Noncontrolling interests	1	3
Total Equity	4,997	4,935
Total Liabilities and Equity	$9,239	$9,350
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$3	$6,522	$1,188	$(491)	$(2,151)	$5,071	$12	$5,083
Net income	—	—	256	—	—	256	—	256
Other comprehensive (loss) income	—	—	—	(111)	—	(111)	1	(110)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Exercise of stock options	—	13	—	—	96	109	—	109
Stock based compensation expense	—	66	—	—	—	66	—	66
Funding of employee stock purchase plan	—	1	—	—	4	5	—	5
Treasury shares purchased	—	—	—	—	(260)	(260)	—	(260)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.38 per share)	—	—	(84)	—	—	(84)	—	(84)
Balance at December 31, 2019	$3	$6,587	$1,359	$(602)	$(2,301)	$5,046	$2	$5,048
Net loss	—	—	(73)	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	138	—	138	1	139
Exercise of stock options	—	1	—	—	10	11	—	11
Stock based compensation expense	—	47	—	—	—	47	—	47
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(140)	(140)	—	(140)
Restricted stock unit distributions	—	(34)	—	—	19	(15)	—	(15)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.40 per share)	—	—	(87)	—	—	(87)	—	(87)
Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	411	—	—	411	—	411
Other comprehensive loss	—	—	—	(128)	—	(128)	(2)	(130)
Exercise of stock options	—	15	—	—	37	52	—	52
Stock based compensation expense	—	49	—	—	—	49	—	49
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(200)	(200)	—	(200)
Restricted stock unit distributions	—	(65)	—	—	34	(31)	—	(31)
Restricted stock units dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.43 per share)	—	—	(94)	—	—	(94)	—	(94)
Balance at December 31, 2021, As Restated	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2021	2020	2019
	As Restated
Cash flows from operating activities:
Net income (loss)	$411	$(73)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	124	142	133
Amortization of intangible assets	222	192	190
Fixed asset impairment	—	3	33
Goodwill impairment	—	157	—
Indefinite-lived intangible asset impairment	—	39	9
Deferred income taxes	(25)	(62)	(40)
Stock based compensation expense	48	47	66
Other non-cash (income) expense	34	3	6
(Gain) loss on sale on non-strategic businesses and product lines	(14)	1	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(117)	131	(90)
Inventories, net	(64)	123	11
Prepaid expenses and other current assets, net	(32)	39	12
Other noncurrent assets	(10)	1	(9)
Accounts payable	(49)	(28)	27
Accrued liabilities	100	(10)	59
Income taxes	17	(41)	(14)
Other noncurrent liabilities	12	(15)	(12)
Net cash provided by operating activities	657	649	639

Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(248)	(1,078)	(3)
Cash received on sale of non-strategic businesses or product lines	28	1	11
Capital expenditures	(142)	(87)	(123)
Cash received on derivative contracts	2	58	40
Other investing activities, net	2	—	6
Net cash used in investing activities	(358)	(1,106)	(69)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of deferred financing costs	16	1,448	120
Repayments on long-term borrowings	(297)	(701)	(251)
Net borrowings (repayments) on short-term borrowings	179	2	(69)
Payments on terminated derivative instruments	—	(30)	—
Proceeds from exercised stock options	51	11	109
Cash paid for treasury stock	(200)	(140)	(260)
Cash dividends paid	(92)	(88)	(81)
Other financing activities, net	(36)	(26)	(40)
Net cash (used in) provided by financing activities	(379)	476	(472)
Effect of exchange rate changes on cash and cash equivalents	(19)	14	(3)
Net (decrease) increase in cash and cash equivalents	(99)	33	95

Cash and cash equivalents at beginning of period	438	405	310
Cash and cash equivalents at end of period	$339	$438	$405

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$64	$45	$30
Income taxes paid, net of refunds	148	82	112
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$33	$14	$14
Exchange of inventory for naming rights	2	4	3
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

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

The consolidated financial statements include corrections of previously issued statements which are presented below for annual periods and in Note 23 for quarterly periods. Additionally, research and development (“R&D”) expenses for the years ended December 31, 2020 and 2019 have been separately presented on the Consolidated Statement of Operations to conform to the current year presentation.

Restatement and Other Corrections of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of December 31, 2021 and 2020 and for each of the three fiscal years in the period ended therein (the “previously issued financial statements”), management identified errors related to certain incentive programs. It was also determined that the Company utilized incorrect accounting and assumptions in the determination of certain estimates related to its sales return provisions, warranty reserve provisions and variable consideration. In conjunction with making these corrections, the Company has also made certain other restatements and revisions for previously identified errors. As a result of these collective errors, Net sales and Net Income were overstated in the Company’s financial statements for the fiscal year ended December 31, 2021 by approximately $20 million, and $10 million, respectively with errors to both Net sales and Net income (loss) for the fiscal years ended December 31, 2020 and 2019 as shown in the tables below. Additionally, the correction of errors pertaining to periods prior to 2019 required an adjustment to opening retained earnings at January 1, 2019 of $38 million as reflected in the Consolidated Statements of Equity. Those errors related primarily to the timing, recognition, and estimation of variable consideration associated with certain sales orders in the historical periods.

These errors in the previously issued financial statements were deemed to be material when considered together with certain qualitative and quantitative considerations such as the fact that the misstatements masked a failure to meet internal financial targets and external financial analyst expectations for the three months ended September 30, 2021 and due to the material weaknesses identified through the course of the Audit and Finance Committee’s investigation. In conjunction with correcting these errors, management has therefore restated the accompanying financial statements for the year ended December 31, 2021 and has revised the financial statements for the years ended December 31, 2020 and 2019, as shown below. The Company has also updated all accompanying footnotes and disclosures affected by the restatements and revisions, respectively, within Note 2, Revenue, Note 4, Earnings Per Common Share, Note 5, Comprehensive Income (Loss), Note 7, Segment and Geographic Information, Note 9, Inventories, Note 11, Leases, Note 13, Prepaids and Other Current Assets, Note 14, Accrued Liabilities and Note 17, Income Taxes. Additionally, the Company has provided Note 23 Correction of Previously Issued Quarterly Financial Information in order to present the corresponding restatements and revisions to each of the quarters of 2021 and 2020.

The following tables present the effect of correcting these accounting errors on the Company’s previously issued financial statements:

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net sales	$4,251	$(20)	$4,231	$3,342	$(3)	$3,339	$4,029	$(7)	$4,022
Cost of products sold	1,890	(6)	1,884	1,685	(2)	1,683	1,864	(6)	1,858
Gross profit	2,361	(14)	2,347	1,657	(1)	1,656	2,165	(1)	2,164
Selling, general, and administrative expenses	1,551	—	1,551	1,312	(10)	1,302	1,580	7	1,587
Research and development expenses	171	—	171	123	—	123	143	—	143
Goodwill impairment	—	—	—	157	—	157	—	—	—
Restructuring and other costs	17	—	17	77	—	77	81	—	81
Operating income (loss)	622	(14)	608	(12)	9	(3)	361	(8)	353
Other income and expenses:
Interest expense, net	55	—	55	47	(1)	46	28	(1)	27
Other expense (income), net	8	—	8	1	—	1	(12)	—	(12)
Income (loss) before income taxes	559	(14)	545	(60)	10	(50)	345	(7)	338
Provision for income taxes	138	(4)	134	23	—	23	82	—	82
Net income (loss)	421	(10)	411	(83)	10	(73)	263	(7)	256
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to Dentsply Sirona	$421	$(10)	$411	$(83)	$10	$(73)	$263	$(7)	$256
Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$1.93	$(0.05)	$1.88	$(0.38)	$0.05	$(0.33)	$1.18	$(0.03)	$1.15
Diluted	$1.91	$(0.04)	$1.87	$(0.38)	$0.05	$(0.33)	$1.17	$(0.03)	$1.14

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net income (loss)	$421	(10)	$411	$(83)	10	$(73)	$263	(7)	$256
Pension liability adjustments	26	—	26	(13)	—	(13)	(36)	10	(26)
Total other comprehensive (loss) income	(130)	—	(130)	137	2	139	(120)	10	(110)
Total comprehensive income	291	(10)	281	54	12	66	143	3	146
Comprehensive income attributable to Dentsply Sirona	293	(10)	283	53	12	65	142	3	145

CONSOLIDATED BALANCE SHEETS
	December 31, 2021			December 31, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Accounts and notes receivable-trade, net	$747	$3	$750	$673	$(6)	$667
Inventories, net	504	11	515	466	10	476
Prepaid expenses and other current assets	247	1	248	214	3	217
Total Current Assets	1,837	15	1,852	1,791	7	1,798
Operating lease right-of-use assets, net	193	5	198	176	—	176
Other noncurrent assets	122	(1)	121	94	1	95
Total Assets	9,220	19	9,239	9,342	8	9,350
Accounts payable	268	(6)	262	305	(3)	302
Accrued liabilities	679	81	760	653	59	712
Income taxes payable	57	—	57	60	(1)	59
Total Current Liabilities	1,186	75	1,261	1,317	55	1,372
Operating lease liabilities	145	4	149	130	—	130
Deferred income taxes	408	(17)	391	393	(12)	381
Total Liabilities	4,177	65	4,242	4,372	43	4,415
Retained earnings	1,560	(46)	1,514	1,233	(35)	1,198
Total Dentsply Sirona Equity	5,042	(46)	4,996	4,967	(35)	4,932
Total Equity	5,043	(46)	4,997	4,970	(35)	4,935
Total Liabilities and Equity	9,220	19	9,239	9,342	8	9,350

CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Cash flows from operating activities:
Net income (loss)	$421	$(10)	$411	$(83)	$10	$(73)	$263	$(7)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(20)	(5)	(25)	(64)	2	(62)	(37)	(3)	(40)
Other non-cash (income) expense	34	—	34	2	1	3	(6)	12	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(109)	(8)	(117)	126	5	131	(91)	1	(90)
Inventories, net	(63)	(1)	(64)	124	(1)	123	14	(3)	11
Prepaid expenses and other current assets, net	(35)	3	(32)	42	(3)	39	13	(1)	12
Accounts payable	(46)	(3)	(49)	(23)	(5)	(28)	26	1	27
Accrued liabilities	78	22	100	(17)	7	(10)	45	14	59
Income taxes	17	—	17	(39)	(2)	(41)	(16)	2	(14)
Other noncurrent liabilities	10	2	12	(15)	—	(15)	(2)	(10)	(12)
Net cash provided by operating activities	657	—	657	635	14	649	633	6	639
Cash flows from financing activities:
Other financing activities, net	(36)	—	(36)	(12)	(14)	(26)	(34)	(6)	(40)
Net cash (used in) provided by financing activities	(379)	—	(379)	490	(14)	476	(466)	(6)	(472)

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

The Company establishes an allowance for doubtful accounts based on an estimate of current expected credit losses resulting from the inability of its customers to make required payments. The allowance is determined based on a combination of factors, including the length of time that the receivable is past due, history of write-offs, and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations. Provision for doubtful accounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the First In First Out Method (“FIFO”) or average cost methods, except for $3 million and $5 million of inventories that was determined by the last-in, first-out (“LIFO”) method as of December 31, 2020 and 2019, respectively. During the current fiscal year 2021, the method of accounting for these inventories was changed from LIFO to FIFO. This change in accounting is preferable as the value of inventory for which cost was previously determined using a LIFO cost flow assumption has declined from prior years due to changes in the business, and it also allows for a more consistent methodology being utilized across the Company, and provides improved comparability with industry peers.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. The Company conducts an impairment test as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. This impairment assessment includes an evaluation of reporting units, which the Company has determined are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its fair value, an impairment charge is recognized for the excess amount. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages of the reporting unit’s business. The Company considers the current market conditions when determining its assumptions. Lastly, the Company reconciles the aggregate fair values of its reporting units to its market capitalization, which include a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment including results of the annual test performed at April 1, 2021 is provided in Note 12, Goodwill and Intangible Assets.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Assets acquired through acquisitions are recorded at fair value. The Company capitalizes costs incurred in the development or acquisition of software, whether for internal or external use. The Company expenses costs incurred in the preliminary project planning stage. Except for leasehold improvements, depreciation and amortization is computed by the straight-line method over the assets’ estimated useful lives:

Property, Plant, and Equipment Assets Type	Useful Life
Buildings	40 years
Machinery and Equipment	4 to 15 years
Capitalized Software	2 to 10 years
Leasehold Improvements	Shorter of the estimated useful life or the term of the lease

Maintenance and repairs are expensed as incurred; replacements and major improvements are capitalized. If events or circumstances exist which suggest that the carrying amount of the asset group may not be recoverable, the identifiable undiscounted cash flows of the asset group are compared to the carrying value of the asset. If the carrying value is in excess of the identifiable undiscounted cash flows, the excess of the asset group’s carrying cost over its fair value is recorded as an impairment charge.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 10 years. Many of the Company’s real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term until deemed probable of renewal. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements. See Note 11, Leases for additional information.

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

For most of its products, the Company transfers control and recognizes revenue when products are shipped from the Company’s manufacturing facility or warehouse to the customer. For contracts with customers that contain destination shipping terms, revenue is not recognized until the goods are delivered to the agreed upon destination. As such, the Company’s performance obligations related to product sales are satisfied at a point in time as this is when the customer obtains the use of and substantially all of the benefit of the product.

The Company recognizes revenue from support and maintenance contracts, extended warranties, and other certain contract performance obligations over time based on the period of the contracts or as the services are performed, as the customer simultaneously receives and consumes the benefits provided by the Company’s performance of the services. In general, the total amount of revenue recognized over time is not material to the Company’s financial statements.

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

Warranties

The Company provides manufacturer’s warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. The Company’s warranty expense and warranty accrual were as follows:

	December 31,
(in millions)	2021	2020	2019

Warranty Expense	$44	$27	$30
Warranty Accrual	28	18	18

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) represent indirect costs associated with generating revenues and in managing the business of the Company. Such costs include advertising and marketing expenses, salaries, employee benefits, incentive compensation, travel, office expenses, lease costs, amortization of capitalized software developed for internal use, and depreciation of administrative facilities. Advertising cost are expensed as incurred.

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

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under these plans. Restricted Stock Units (“RSU”) vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSUs, the vesting period is referred to as the restricted period. In addition to the service condition, certain granted RSUs are subject to performance requirements that can vary between the first year and up to the final year of the RSU award. If targeted performance is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, the restrictions on RSUs will lapse, and shares of common stock will be issued as payment for each vested RSU. Upon death, disability or qualified retirement all awards become immediately exercisable for up to one year. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter. The Company records forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures.

During 2019, the Company granted certain performance-based RSUs issued under the 2016 Omnibus Incentive Plan to provide performance targets for the Company’s previously disclosed three year restructuring program announced in November 2018. The adjusted operating income margin performance target approximates the adjusted operating income margin targets previously disclosed by the Company as part of its effort to support revenue growth and margin expansion. The performance period began on January 1, 2019 and concludes on December 31, 2022. Under this program the Company could issue up to 3 million shares of common stock if all performance targets are met within the period. See Note 16 Equity for more information.

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

Investments in Unconsolidated Affiliates

Investments in non-consolidated affiliates, joint ventures and partnerships where the Company maintains significant influence over an entity, but does not have control are accounted for using the equity method. The Company records the carrying value of these investments within Other noncurrent assets in the Consolidated Balance Sheets, and records the Company’s proportional share of the investees’ net earnings or losses within Other expense (income). Investments in which the Company does not exercise significant influence are recorded at cost, and assessed for any other-than-temporary impairment when events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.

The Company’s equity-method net losses were $10 million and $1 million, for the years ended December 31, 2021 and 2020, respectively and negligible for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This newly issued accounting standard changes the recognition and measurement of credit losses, including trade accounts receivable. Under current accounting standards, a loss is recognized when loss becomes probable of occurring. The new standard broadens the information that an entity must consider when developing expected credit loss estimates. The amendments in this update are effective for the fiscal years and interim periods ending after December 15, 2019. Early adoption is permitted. The amendments in this update should be applied on a prospective basis for all periods presented with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This newly issued accounting standard changes disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this update are effective for the fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments in this update should be applied on a retrospective basis for all periods presented. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s disclosures.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This newly issued accounting standard simplifies key provisions for accounting for income taxes, as part of the FASB’s initiative to reduce complexity in accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments in this update are effective for interim and fiscal period beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements or related disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 828), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another rate expected to be discontinued due to the reference rate reform. This standard is permitted to be adopted any time through December 31, 2022, and does not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. This standard is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

Net sales disaggregated by product category were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Equipment & Instruments	$728	$577	$686
CAD/CAM	574	455	523
Orthodontics	273	160	190
Implants	626	475	592
Healthcare	303	287	280
Technology & Equipment segment net sales	$2,504	$1,954	$2,271

Endodontic & Restorative	$1,261	$961	$1,203
Other Consumables	466	424	548
Consumables segment net sales	$1,727	$1,385	$1,751

Total net sales	$4,231	$3,339	$4,022

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

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of aesthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions (“DI”) intraoral scanners, mills, and services. The full-chairside offering enables dentists to practice same day or single visit dentistry.

Orthodontics

The company’s orthodontic product group primarily includes a dentist-directed clear aligner solution, SureSmile, and a direct-to-consumer clear aligner solution, Byte. The orthodontics product category also includes a High Frequency Vibration (“HFV”) technology device known as VPro or as HyperByte within Byte’s product offering. The clear aligners offerings include software technology that enables clear aligner treatment planning and for SureSmile seamless connectivity of a digital workflow from diagnostics through treatment delivery.

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

Endodontic & Restorative Products

The Company’s Endodontic and Restorative products frequently work together to provide a tandem solution in high-tech dental procedures. The Endodontic products include drills, filers, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. Restorative products include dental prosthetics, such as artificial teeth, dental ceramics, digital dentures, precious metal dental alloys, and crown and bridge porcelain products.

Other Consumables

The remaining consumables products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, impression materials, tooth whiteners and topical fluoride.

Net sales disaggregated by geographic region were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

United States	$1,480	$1,115	$1,374
Europe	1,675	1,381	1,609
Rest of World	1,076	843	1,039
Total net sales	$4,231	$3,339	$4,022

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. At December 31, 2021, the Company had $68 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets. The Company expects to recognize significantly all of the deferred revenue within the next twelve months. Prior year deferred revenue of $53 million was recognized in the current year.

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

The amounts of stock compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

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

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2021	2020	2019

Net income (loss) attributable to Dentsply Sirona	$411	$(73)	$256

Weighted average common shares outstanding	218.4	219.2	223.1

Earnings (loss) per common share - basic	$1.88	$(0.33)	$1.15

Diluted Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2021	2020	2019

Net income (loss) attributable to Dentsply Sirona	$411	$(73)	$256

Weighted average common shares outstanding	218.4	219.2	223.1
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.8	—	1.3
Total weighted average diluted shares outstanding	220.2	219.2	224.4

Earnings (loss) per common share - diluted	$1.87	$(0.33)	$1.14

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

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

AOCI includes cumulative foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company’s pension plans. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2021, 2020 and 2019, these tax adjustments were $168 million, $216 million and $173 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $250 million and $25 million at December 31, 2021 and 2020, respectively, and which included losses of $116 million and $162 million, at December 31, 2021 and 2020, respectively, on inter-company loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2021 and 2020 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(156)	3	22	26	(105)
Tax expense	(23)	(1)	(6)	(8)	(38)
Other comprehensive (loss) income, net of tax, before reclassifications	$(179)	$2	$16	$18	$(143)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	7	—	8	15
Net (decrease) increase in other comprehensive income	(179)	9	16	26	(128)
Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2019	$(370)	$(11)	$(101)	$(120)	$(602)
Other comprehensive income (loss) before reclassifications and tax impact	153	(17)	(23)	(26)	87
Tax benefit	30	1	5	7	43
Other comprehensive income (loss), net of tax, before reclassifications	$183	$(16)	$(18)	$(19)	$130
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	6	8
Net increase (decrease) in other comprehensive income	183	(14)	(18)	(13)	138
Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2021	2020	2019

Loss on derivative financial instruments:
Interest rate swaps	$(4)	$(4)	$(2)	Interest expense, net
Foreign exchange forward contracts	(3)	2	1	Cost of products sold
Net loss before tax	$(7)	$(2)	$(1)
Tax impact	—	—	—	Provision for income taxes
Net loss after tax	$(7)	$(2)	$(1)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$1	$1	$1	(a)
Amortization of net actuarial losses	(12)	(9)	(6)	(a)
Net loss before tax	$(11)	$(8)	$(5)
Tax impact	3	2	1	Provision for income taxes
Net loss after tax	$(8)	$(6)	$(4)

Total reclassifications for the period	$(15)	$(8)	$(5)

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

The Company’s segment information for the years ended December 31 was as follows:

Net Sales	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$2,504	$1,954	$2,271
Consumables	1,727	1,385	1,751
Total net sales	$4,231	$3,339	$4,022

Depreciation and Amortization	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$280	$261	$258
Consumables	52	61	54
All Other (a)	15	12	11
Total	$347	$334	$323
(a) Includes amounts recorded at Corporate headquarters.

Segment Adjusted Operating Income	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment (a)	$543	$382	$460
Consumables (a)	539	316	447
Segment adjusted operating income	$1,082	$698	$907

Reconciling items (income) expense:
All other (a) (b)	229	269	277
Goodwill impairment	—	157	—
Restructuring and other costs	17	77	81
Interest expense, net	55	46	27
Other expense (income), net	8	1	(12)
Amortization of intangible assets	222	192	189
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	6	6	7
Income (loss) before income taxes	$545	$(50)	$338
(a) $38 million of charges related to discontinuance of product lines, incurred in 2019, which were previously reported in adjusted operating income for the reportable segments, have been reclassified to the “All other” category to conform to current year presentation and our internal reporting to our Chief Operating Decision Maker package (“CODM”). These amounts are not material to the measure of segment results for the years presented.
(b) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

Capital Expenditures	Year Ended December 31,
(in millions)	2021	2020	2019

Technologies & Equipment	$100	$50	$73
Consumables	37	26	34
All Other (a)	22	11	16
Total	$159	$87	$123
(a) Includes capital expenditures of Corporate headquarters.

Assets	Year Ended December 31,
(in millions)	2021	2020

Technologies & Equipment	$6,902	$7,014
Consumables	2,123	2,170
All Other (a)	214	166
Total	$9,239	$9,350
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

	Year Ended December 31,
(in millions)	2021	2020	2019

Net sales
United States	$1,484	$1,116	$1,377
Germany	482	432	472
Other Foreign	2,265	1,791	2,173
Total net sales	$4,231	$3,339	$4,022
Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

	Year Ended December 31,
(in millions)	2021	2020	2019

Property, plant, and equipment, net
United States	$166	$145	$168
Germany	309	337	327
Sweden	107	110	99
Other Foreign	191	199	208
Total property, plant, and equipment, net	$773	$791	$802
Product and Customer Information
For information on the Company’s net sales by product category, including a description of the revenue streams comprising each of the reportable segments, see Note 2, Revenue.

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

NOTE 8 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Foreign exchange transaction (gain) loss	$(6)	$(13)	$(27)
Other expense (income), net	14	14	15
Total other expense (income), net	$8	$1	$(12)

NOTE 9 - INVENTORIES, NET

Inventories, net were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Raw materials and supplies	$139	$134
Work-in-process	72	68
Finished Goods	304	274
Inventories, net	$515	$476

The Company’s inventory reserve was $86 million and $117 million at December 31, 2021 and 2020, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Land	$51	$54
Buildings and improvements	561	595
Machinery and equipment	982	1,075
Capitalized Software	353	339
Construction in progress	134	120
	$2,081	$2,183
Less: Accumulated depreciation and amortization	1,308	1,392
Property, plant and equipment, net	$773	$791

NOTE 11 - LEASES

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2021	2020

Assets
Finance leases	Property, plant, and equipment, net	$2	$1
Operating leases	Operating lease right-of-use assets, net	198	176
Total right-of-use assets		$200	$177

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$1	$—
Operating leases	Accrued liabilities	50	48
Noncurrent liabilities
Finance leases	Long-term debt	1	1
Operating leases	Operating lease liabilities	149	130
Total lease liabilities		$201	$179

Supplemental information:
Weighted-average discount rate
Finance leases		3.2%	3.7%
Operating leases		3.3%	3.0%

Weighted-average remaining lease term in years
Finance leases		4.3	6.5
Operating leases		5.3	5.2

The lease cost recognized in the Consolidated Statements of Operations for the year ended December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020

Operating lease cost	$67	$57
Short-term lease cost	1	1
Variable lease cost	10	9
Total lease cost	$78	$67

The contractual maturity dates of the remaining lease liabilities for the year ended December 31, 2021 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2022	$1	$58	$59
2023	1	46	47
2024	—	36	36
2025	—	24	24
2026	—	18	18
2027 and beyond	—	38	38
Total lease payments	$2	$220	$222
Less imputed interest	—	21	21
Present value of lease liabilities	$2	$199	$201

The supplemental cash flow information for the year ended December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$65	$56

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$1	$—
Operating leases	79	43

NOTE 12 - GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company conducted its annual goodwill and indefinite-lived intangible assets impairment tests as of April 1, 2021.

2021 Annual Goodwill Impairment Testing

The fair values of the Company’s five reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow models include, but are not limited to, the discount rates, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit’s business. These assumptions were developed in consideration of current market conditions. The total forecasted cash flows for each of the reporting units were discounted using rates ranging between 8.0% to 9.5%. Further, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The revenue growth rate assumptions were developed in consideration of future expectations which include, but were not limited to, distribution channel changes, impact from competition, and new product developments for these reporting units. The Company also considered the current and projected market and economic conditions amid the ongoing COVID-19 pandemic for the dental industry both in the U.S. and globally, when determining its assumptions. As a result of the annual tests of goodwill performed as of April 1, 2021, no impairment was identified.

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

During the time subsequent to the annual evaluation, and at December 31, 2021, the Company considered whether any events or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s assessment that no such events have occurred. A change in any of the estimates and assumptions used in the annual test, as well as further unfavorable changes in the ongoing COVID-19 pandemic, a decline in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill impairment testing will not result in a material charge to earnings.

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

2020 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

During the three months ended March 31, 2020, the Company recorded an impairment charge of $157 million related to the goodwill associated with the Equipment & Instruments reporting unit. The impairment was a result of changes in forecasted revenues, operating margins, and discount rates due to the negative impacts of the COVID-19 pandemic on customer demand for the Company’s products, which caused a decline in revenue and profitability in the first quarter of 2020. To determine the fair value of each of the reporting units for which a triggering event was concluded to exist as of March 31, 2020, the Company utilized a discounted cash flow model consistent with the valuation approach described above for the annual impairment test, and utilized discount rates for each of the reporting units which ranged between 9.5% to 11.5%. As a result of these models which included updates to the estimates and assumptions resulting from the ongoing COVID-19 pandemic, the Company determined the goodwill associated with the Equipment & Instruments reporting unit was impaired. The impairment charge was recorded as a separate line in the Consolidated Statements of Operations.

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

NOTE 13 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Prepaid expenses	$89	$78
Value-added tax receivable	53	39
Deposits	22	33
Other current assets	84	67
Prepaid expenses and other current assets	$248	$217

NOTE 14 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2021	2020

Payroll, commissions, bonuses, other cash compensation and employee benefits	$172	$142
Sales and marketing programs	66	56
Reserve for dealer rebates	209	134
Restructuring costs	11	31
Accrued vacation and holidays	40	41
Professional and legal costs	19	33
Current portion of derivatives	3	32
General insurance	12	12
Warranty liabilities	28	18
Third party royalties	7	11
Deferred income	68	53
Accrued interest	8	13
Accrued property taxes	6	13
Current operating lease liabilities	50	48
Other	61	75
Accrued liabilities	$760	$712

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

Short-Term Borrowings

The Company has access to a $700 million multi-currency revolving credit facility (“2018 Credit Facility”) through July 28, 2024. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense. The credit facility serves as a back-stop facility for the Company’s commercial paper program.
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

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company’s operations and financial condition. At December 31, 2021, the Company was in compliance with all debt covenants.

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

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2018	264.5	(41.5)	223.0
Shares of treasury stock issued	—	3.1	3.1
Repurchase of common stock at an average cost of $54.18	—	(4.8)	(4.8)

Balance at December 31, 2019	264.5	(43.2)	221.3
Shares of treasury stock issued	—	1.1	1.1
Repurchase of common stock at an average cost of $38.25	—	(3.7)	(3.7)

Balance at December 31, 2020	264.5	(45.8)	218.7
Shares of treasury stock issued	—	2.2	2.2
Repurchase of common stock at an average cost of $57.47	—	(3.5)	(3.5)

Balance at December 31, 2021	264.5	(47.1)	217.4

NOTE 17 - INCOME TAXES

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

United States	$51	$(91)	$(115)
Foreign	494	41	453
Total income (loss) before income taxes	$545	$(50)	$338

The components of the provision (benefit) for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019

Current:
U.S. federal	$1	$(5)	$(11)
U.S. state	4	1	2
Foreign	154	89	131
Total	$159	$85	$122

Deferred:
U.S. federal	$10	$4	$(3)
U.S. state	2	(1)	1
Foreign	(37)	(65)	(38)
Total	$(25)	$(62)	$(40)

Total provision for income taxes	$134	$23	$82

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
	2021	2020	2019

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	0.8	1.1	0.7
Federal benefit of R&D and foreign tax credits	(0.9)	18.9	(2.0)
US other permanent differences	0.4	(6.1)	0.8
Tax effect of international operations	0.3	10.0	0.9
Global Intangible Low Taxed Income (GILTI)	2.4	(13.0)	3.8
Foreign Derived Intangible Income (FDII)	(1.3)	11.8	(0.1)
Net effect of tax audit activity	1.6	(8.2)	0.4
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	1.9	(0.2)	0.1
Federal tax on unremitted earnings of certain foreign subsidiaries	(0.2)	(5.4)	0.1
Valuation allowance adjustments	(1.7)	(15.3)	(1.4)
Tax effect of impairment of goodwill and intangibles	—	(60.8)	(0.1)
Other	0.3	0.2	0.1

Effective income tax rate on operations	24.6%	(46.0%)	24.3%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021		2020
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$6	$—	$8	$—
Employee benefit accruals	51	—	58	—
Inventory	16	—	25	—
Identifiable intangible assets	—	569	—	613
Insurance premium accruals	3	—	3	—
Miscellaneous accruals	27	—	24	—
Other	17	—	10	—
Unrealized losses included in AOCI	47	—	98	—
Property, plant and equipment	—	47	—	50
Lease right-of-use asset	—	47	—	42
Lease right-of-use liability	47	—	42	—
Product warranty accruals	1	—	1	—
Foreign tax credit and R&D carryforward	49	—	60	—
Restructuring and other cost accruals	5	—	9	—
Sales and marketing accrual	14	—	7	—
Taxes on unremitted earnings of foreign subsidiaries	—	5	—	6
Tax loss carryforwards and other tax attributes	275	—	280	—
Subtotal	$558	$668	$625	$711
Valuation allowances	(267)	—	(287)	—
Total	$291	$668	$338	$711

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

(in millions)	2021	2020

Assets
Other noncurrent assets	$14	$8
Liabilities
Deferred income taxes	$391	$381
The Company has $45 million of foreign tax credit carryforwards at December 31, 2021, of which $36 million will expire in 2025, $3 million will expire in 2027, and $6 million will expire at various times from 2028 through 2031.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1,278 million at December 31, 2021, of which $1,017 million expires at various times through 2041 and $261 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2021 are tax benefits totaling $228 million, before valuation allowances, for the tax loss carryforwards. In addition, the Company has recorded a deferred tax asset of $48 million, related to tax attributes.

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

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2021 is approximately $42 million, of this total, approximately $41 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1 million. Of this approximately $1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

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

U.S. Federal Legislative Changes

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $1,771 million at December 31, 2021 and $1,807 million at December 31, 2020. The Tax Cuts and Jobs Act (the “act” or “U.S. tax reform”) imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

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

NOTE 18 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings Plan (the “Plan”), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company makes a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $39 million, $36 million and $35 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2021 and 2020 is presented in the table below by asset category. Approximately 78% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies and Restatement, under the “Fair Value Measurement” heading.

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

The Company’s restructuring accruals at December 31, 2021 were as follows:

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

The Company’s restructuring accruals at December 31, 2020 were as follows:

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

Derivative Instrument Activity

The amount of gains (losses) recorded in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments were as follows:

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

NOTE 21 - FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company’s total long-term debt, including current portion, was $2,239 million and $2,095 million, respectively, at December 31, 2021. At December 31, 2020, the estimated the fair value and carrying value was $2,509 million and $2,281 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at December 31, 2021 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

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
(a) Refer to Note 6, “Business Combinations” for more information regarding recent acquisitions

There were no additional purchases or transfers of Level 3 financial instruments in 2021 and 2020.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company’s consolidated balance sheet as of December 31, 2021.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the “State Court Action”) by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”). The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company’s products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company’s stock in the Merger. On September 26, 2019, the Court granted the Company’s motion to dismiss all claims and a judgment dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs’ post-judgment motion to vacate or modify the judgment and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgment motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court’s decision dismissing the action. The plaintiffs’ appeals and the Company’s cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds. The Plaintiffs did not appeal the Appellate Division decision.

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

As a result of an audit by the IRS for the fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team on October 28, 2020 and, on November 13, 2020, submitted a supplemental response to questions raised by the Appeals Team. The Company’s position continues to be reviewed by the IRS Appeals Office team. The Company believes the IRS’ position is without merit and believes that it is more likely-than-not the Company’s position will be sustained upon further review by the IRS Appeals Office Team. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

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

NOTE 23 - CORRECTION OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL INFORMATION

The following tables present the effect of correcting the Company’s previously issued quarterly financial statements for the accounting errors described in Note 1, Significant Accounting Policies and Restatement:

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net sales	$1,027	$(1)	$1,026	$874	$7	$881
Cost of products sold	448	(1)	447	406	—	406
Gross profit	579	—	579	468	7	475
Selling, general, and administrative expenses	385	1	386	359	(2)	357
Research and development expenses	37	3	40	34	2	36
Goodwill impairment	—	—	—	157	—	157
Restructuring and other costs	3	—	3	43	(1)	42
Operating income (loss)	154	(4)	150	(125)	8	(117)
Other income and expenses:
Interest expense, net	14	—	14	7	(1)	6
Other expense (income), net	(9)	—	(9)	(2)	1	(1)
Income (loss) before income taxes	149	(4)	145	(130)	8	(122)
Provision for income taxes	32	1	33	10	2	12
Net income (loss)	117	(5)	112	(140)	6	(134)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Dentsply Sirona	$117	$(5)	$112	$(140)	$6	$(134)
Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.53	$(0.02)	$0.51	$(0.63)	$0.02	$(0.61)
Diluted	$0.53	$(0.02)	$0.51	$(0.63)	$0.02	$(0.61)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net sales	$1,067	$(5)	$1,062	$491	$8	$499
Cost of products sold	469	(2)	467	315	2	317
Gross profit	598	(3)	595	176	6	182
Selling, general, and administrative expenses	398	(5)	393	261	(2)	259
Research and development expenses	40	3	43	18	2	20
Restructuring and other costs	5	—	5	1	1	2
Operating income (loss)	155	(1)	154	(104)	5	(99)
Other income and expenses:
Interest expense, net	16	(1)	15	11	—	11
Other expense (income), net	5	3	8	5	(1)	4
Income (loss) before income taxes	134	(3)	131	(120)	6	(114)
Provision (benefit) for income taxes	35	—	35	(24)	2	(22)
Net income (loss)	99	(3)	96	(96)	4	(92)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	(1)	—	(1)
Net income (loss) attributable to Dentsply Sirona	$99	$(3)	$96	$(95)	$4	$(91)
Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.45	$(0.01)	$0.44	$(0.44)	$0.02	$(0.42)
Diluted	$0.45	$(0.02)	$0.43	$(0.44)	$0.02	$(0.42)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net sales	$1,069	$(29)	$1,040	$895	$(12)	$883
Cost of products sold	478	(7)	471	453	(2)	451
Gross profit	591	(22)	569	442	(10)	432
Selling, general, and administrative expenses	394	1	395	315	(2)	313
Research and development expenses	35	4	39	27	2	29
Restructuring and other costs	3	—	3	18	—	18
Operating income	159	(27)	132	82	(10)	72
Interest expense, net	13	1	14	14	—	14
Other expense (income), net	8	(3)	5	1	—	1
Income before income taxes	138	(25)	113	67	(10)	57
Provision for income taxes	35	(6)	29	13	(4)	9
Net income	103	(19)	84	54	(6)	48
Net income attributable to Dentsply Sirona	$103	$(19)	$84	$53	$(6)	$47
Net income per common share attributable to Dentsply Sirona:
Basic	$0.47	$(0.08)	$0.39	$0.25	$(0.03)	$0.22
Diluted	$0.47	$(0.09)	$0.38	$0.25	$(0.03)	$0.22

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
(in millions, except per share amounts)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net sales	$1,088	$15	$1,103	$1,082	$(6)	$1,076
Cost of products sold	495	4	499	511	(2)	509
Gross profit	593	11	604	571	(4)	567
Selling, general, and administrative expenses	374	3	377	377	(4)	373
Research and development expenses	59	(10)	49	44	(6)	38
Restructuring and other costs	6	—	6	15	—	15
Operating income	154	18	172	135	6	141
Other income and expenses:
Interest expense, net	12	—	12	15	—	15
Other expense (income), net	4	—	4	(3)	—	(3)
Income before income taxes	138	18	156	123	6	129
Provision for income taxes	36	1	37	24	—	24
Net income	102	17	119	99	6	105
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Dentsply Sirona	$102	$17	$119	$99	$6	$105
Net income per common share attributable to Dentsply Sirona:
Basic	$0.47	$0.08	$0.55	$0.45	$0.03	$0.48
Diluted	$0.47	$0.07	$0.54	$0.45	$0.03	$0.48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net income (loss)	$117	$(5)	$112	$(140)	$6	$(134)
Total comprehensive income	27	(5)	22	(252)	6	(246)
Comprehensive income attributable to Dentsply Sirona	$27	$(5)	$22	$(252)	$6	$(246)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions)	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised

Net income (loss)	$99	$(3)	$96	$(96)	$4	$(92)
Total comprehensive income	142	(3)	139	(28)	4	(24)
Comprehensive income attributable to Dentsply Sirona	$142	$(3)	$139	$(28)	$4	$(24)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net income	$103	$(19)	$84	$54	$(6)	$48
Total comprehensive income	47	(19)	28	121	(6)	115
Comprehensive income attributable to Dentsply Sirona	$47	$(19)	$28	$121	$(6)	$115

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
(in millions)	As Previously Issued	Adjustment	As Restated	As Previously Issued	Adjustment	As Revised

Net income (loss)	$102	$17	$119	$99	$6	$105
Total comprehensive income	75	17	92	213	8	221
Comprehensive income attributable to Dentsply Sirona	$75	$17	$92	$213	$8	$221

The correcting of these accounting errors on the Company’s previously issued Consolidated Statement of Cash Flows resulted in no changes to cash used in or provided by Operating, Investing and Financing activities for the quarterly periods of the year ended December 31, 2021. For the three months ended March 31, 2020, six months ended June 30, 2020 and nine months ended September 30, 2020 cash provided by operating activities and used in financing activities were increased by $6 million, $12 million, and $13 million, respectively.

2021	Net Sales	Gross Profit	Operating Income (Loss)	Net (Loss) Income attributable to Dentsply Sirona	Net (Loss) Income per Common Share - Basic	Net (Loss) Income per Common Share - Diluted	Cash Dividends Declared per Common Share

First Quarter
As previously issued	$1,027	$579	$154	$117	$0.53	$0.53	$0.1000
Adjustment	(1)	—	(4)	(5)	(0.02)	(0.02)	—
As revised	$1,026	$579	$150	$112	$0.51	$0.51	$0.1000

Second Quarter
As previously issued	$1,067	$598	$155	$99	$0.45	$0.45	$0.1100
Adjustment	(5)	(3)	(1)	(3)	(0.01)	(0.02)	—
As revised	$1,062	$595	$154	$96	$0.44	$0.43	$0.1100

Third Quarter
As previously issued	$1,069	$591	$159	$103	$0.47	$0.47	$0.1100
Adjustment	(29)	(22)	(27)	(19)	(0.08)	(0.09)	—
As restated	$1,040	$569	$132	$84	$0.39	$0.38	$0.1100

Fourth Quarter
As previously issued	$1,088	$593	$154	$102	$0.47	$0.47	$0.1100
Adjustment	15	11	18	17	0.08	0.07	—
As restated	$1,103	$604	$172	$119	$0.55	$0.54	$0.1100

Rounding, As previously issued	—	—	—	—	0.01	(0.01)	—
Rounding: Adjustment	—	—	—	—	(0.02)	0.02	—
Rounding, As revised	—	—	—	—	(0.01)	0.01	—

Total Year
As previously issued	$4,251	$2,361	$622	$421	$1.93	$1.91	$0.4300
Adjustment	(20)	(14)	(14)	(10)	(0.05)	(0.04)	—
As revised	$4,231	$2,347	$608	$411	$1.88	$1.87	$0.4300

2020	Net Sales	Gross Profit	Operating Income (Loss)	Net (Loss) Income attributable to Dentsply Sirona	Net (Loss) Income per Common Share - Basic	Net (Loss) Income per Common Share - Diluted	Cash Dividends Declared per Common Share

First Quarter
As previously issued	$874	$468	$(125)	$(140)	$(0.63)	$(0.63)	$0.1000
Adjustment	7	7	8	6	0.02	0.02	—
As revised	$881	$475	$(117)	$(134)	$(0.61)	$(0.61)	$0.1000

Second Quarter
As previously issued	$491	$176	$(104)	$(95)	$(0.44)	$(0.44)	$0.1000
Adjustment	8	6	5	4	0.02	0.02	—
As revised	$499	$182	$(99)	$(91)	$(0.42)	$(0.42)	$0.1000

Third Quarter
As previously issued	$895	$442	$82	$53	$0.25	$0.25	$0.1000
Adjustment	(12)	(10)	(10)	(6)	(0.03)	(0.03)	—
As revised	$883	$432	$72	$47	$0.22	$0.22	$0.1000

Fourth Quarter
As previously issued	$1,082	$571	$135	$99	$0.45	$0.45	$0.1000
Adjustment	(6)	(4)	6	6	0.03	0.03	—
As revised	$1,076	$567	$141	$105	$0.48	$0.48	$0.1000

Rounding, As previously issued	—	—	—	—	(0.01)	(0.01)	—
Rounding, Adjustment	—	—	—	—	0.01	0.01	—

Total Year
As previously issued	$3,342	$1,657	$(12)	$(83)	$(0.38)	$(0.38)	$0.4000
Adjustment	(3)	(1)	9	10	0.05	0.05	—
As revised	$3,339	$1,656	$(3)	$(73)	$(0.33)	$(0.33)	$0.4000

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

Item 9A. Controls and Procedures

Internal Investigation

As described in the Explanatory Note to this Form 10-K/A, the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. The Audit and Finance Committee’s internal investigation is complete.

The findings of the Audit and Finance Committee in both the North America Investigation and the China Investigation are described in the Explanatory Note of this Form 10-K/A.

Accounting Errors

Distinct from the matters described in the North America Investigation and the China Investigation, and as a consequence of the Accounting Review, management identified certain errors in the manner in which it recognized variable consideration related to certain incentive programs. During the Accounting Review, it was also determined that the Company utilized incorrect accounting and assumptions in the determination of estimates related to its sales returns provisions, warranty reserve provisions, and variable consideration.

In connection with the North America Investigation, the China Investigation and the Accounting Review, management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies related to these matters, which the Company concluded represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the former Chief Executive Officer and the former Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. At the time the Original Filing for the year ended December 31, 2021 was filed on March 1, 2022, the former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. Subsequent to that evaluation, the Company’s current Chief Executive Officer and current Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included under Item 8 of this Form 10-K/A.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting, including the description of the material weaknesses determined to exist as of December 31, 2021, is included under Item 8 of this Form 10-K/A.

Remediation Plan and Status

With oversight from the Audit and Finance Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting and to enhance our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit and Finance Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

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
g.Strengthen internal controls over the accounting for customer incentive arrangements, including: (i) implementing formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
h.Evaluate finance and commercial operations talent and address identified gaps; and
i.Enhance training programs on revenue recognition for commercial and finance personnel.

In addition, the Company took the following remedial actions to improve disclosure controls and procedures:

a.Enhanced existing Disclosure Committee responsibilities through a more formal charter, which identifies members and sets forth the roles and responsibilities of the Disclosure Committee, among other requirements; and
b.Implemented additional and enhance existing sub-certifications and internal management representation letters, including providing training on the purpose and execution of these processes.

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

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and work to improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses as efficiently and effectively as possible and expects remediation will go beyond December 31, 2022. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring significant costs, and will place significant demands on financial and operational resources.

As of the filing of this Form 10-K/A, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K/A.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (14)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (37)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (17)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (22)
3.2		Fifth Amended and Restated By-Laws, dated as of February 14, 2018 (20)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (3)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (13)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (13)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (23)
4.4		Description of the Registrant’s Securities (31)

Exhibit Number		Description
4.5		Form of Indenture (10)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (11)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (13)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (15)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (13)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (15)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (17)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (28)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (34)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (34)
5.1		Opinion of Skadden, Arps, Slate, Meagher & Flom LLP (34)
10.1		2002 Amended and Restated Equity Incentive Plan* (5)
10.2		Restricted Stock Unit Deferral Plan* (15)
10.3	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.4		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (5)
10.5		DENTSPLY SIRONA Inc. Directors’ Deferred Compensation Plan, as amended and restated January 1, 2019* (25)
10.6		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (25)
10.7		Incentive Compensation Plan, amended and restated* (9)
10.8		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.9	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (4)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (2)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (2)

Exhibit Number		Description
	(d)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Commerzbank AG (formerly known as Dresdner Bank AG), Frankfurt, and the Company (5)
	(e)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (12)
	(f)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (12)
10.10		2010 Equity Incentive Plan, amended and restated* (15)
10.11		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (21)
10.12		Amended and Restated U.S. Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems, Inc. (16)
10.13		Amended and Restated U.S. CAD-CAM Distributorship Agreement, dated May 31, 2012, by and between Patterson Companies, Inc. and Sirona Dental Systems GmbH (16)
10.14		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (17)
10.15		Sirona Dental Systems, Inc. 2015 Long-Term Incentive Plan* (17)
10.16	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (18)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Nicholas W. Alexos* (26)
	(c)	Separation and Release of Claims Agreement, between DENTSPLY SIRONA Inc. and Nicholas W. Alexos, dated May 24, 2019* (27)
10.17	(a)	Employment Agreement, dated October 10, 2017, between DENTSPLY SIRONA Inc. and Keith Ebling* (21)
	(b)	First Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Keith J. Ebling* (26)
10.18	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (19)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (25)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (26)
10.19	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (20)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement* (Filed herewith)
10.20		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.21		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.22		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.23		Employee Stock Purchase Plan, dated May 23, 2018* (24)
10.24	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (30)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (29)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (31)
	(d)	Non-Employee Director Compensation Policy, effective September 30, 2020* (36)
	(e)	Non-Employee Director Compensation Policy, effective February 23, 2022* (40)
10.25		Form of Performance Restricted Stock Unit Award Agreement* (26)
10.26		Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (29)
10.27		Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (29)
10.28		Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (29)

Exhibit Number	Description
10.29	First Amendment to Employment Agreement, dated August 6, 2018, between DENTSPLY SIRONA Inc. and William E. Newell* (35)
10.30	Employment Agreement, dated May 27, 2017, between DENTSPLY SIRONA Inc. and William E. Newell* (35)
10.31	Separation Agreement with General Release, dated July 20, 2020, by and between William E. Newell and DENTSPLY SIRONA Inc* (35)
10.32	364-Day Credit Agreement, dated as of April 9, 2020, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the lenders party thereto (32)
10.33	Employment Agreement, dated October 28, 2019, between Dentsply Sirona Deutschland GmbH and Walter Petersohn (33)
10.34	Separation and Release of Claims Agreement, dated May 31, 2021, by and between DENTSPLY SIRONA Inc and Keith J. Ebling* (38)
18	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (39)
18.1	Preferability letter of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (39)
21.1	Subsidiaries of the Company (40)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
23.2	Consent of Skadden, Arps, Slate, Meagher & Flom LLP (included in Exhibit 5.1) (34)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Form 8-K/A, filed by Sirona Dental Systems, Inc. on July 12, 2012 (File no 000-22673).

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated November 3, 2017, File no.0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated March 8, 2019, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 31, 2019, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated June 26, 2019, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated April 9, 2020, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, File no. 0-16211.

(34)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 26, 2020, File no. 0-16211.

(35)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2020, File no. 0-16211

(36)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(37)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 4, 2021, File no. 0-16211.

(38)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated June 1, 2021, File no. 0-16211.

(39)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, File no. 0-16211.

(40)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2021, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Glenn G. Coleman
Glenn G. Coleman
Executive Vice President and Chief Financial Officer

Date:		November 7, 2022