Form 10-Q
period 2022-03-31
DENTSPLY SIRONA Inc.
filed 2022-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 3, 2022, DENTSPLY SIRONA Inc. had 214,911,886 shares of common stock outstanding.

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 ended March 31, 2022 and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022 ended June 30, 2022 as a result of an Audit and Finance Committee’s investigation as described in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 as amended and filed on November 7, 2022 (the “2021 Form 10-K/A”) and Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 7, 2022 (the “Third Quarter 2021 Form 10-Q/A”). For the same reason, we are filing our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022 simultaneously herewith.

Please refer to the Explanatory Note to our 2021 Form 10-K/A for more information on the internal investigation commenced in March 2022 by the Audit and Finance Committee of the Company’s Board of Directors (the “Audit and Finance Committee”) of Dentsply Sirona Inc. (the “Company”). The internal investigation is now complete. The Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) pending the completion of the Audit and Finance Committee’s investigation. For a more detailed discussion of the correction of the accounting errors resulting from the above matters, refer to Note 1 to the consolidated financial statements of the Company included in Part II, Item 8 of the Company’s 2021 Form 10-K/A.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona”, or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this Form 10-Q in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part II, Item 1A “Risk Factors” of this Form 10-Q and in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Form 10-K/A filed on November 7, 2022, and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Investors should understand it is not possible to predict or identify all such factors or risks. As such, you should not consider the risks identified in the Company’s SEC filings to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$969	$1,026
Cost of products sold	448	447

Gross profit	521	579
Selling, general, and administrative expenses	376	386
Research and development expenses	45	40
Restructuring and other costs	3	3

Operating income	97	150

Other income and expenses:
Interest expense, net	12	14
Other expense (income), net	(2)	(9)

Income before income taxes	87	145
Provision for income taxes	18	33

Net income	69	112

Less: Net income attributable to noncontrolling interest	—	—

Net income attributable to Dentsply Sirona	$69	$112

Net income per common share attributable to Dentsply Sirona:
Basic	$0.32	$0.51
Diluted	$0.32	$0.51

Weighted average common shares outstanding:
Basic	217.0	218.8
Diluted	217.8	219.9

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$69	$112

Other comprehensive loss, net of tax:
Foreign currency translation loss	(48)	(99)
Net gain on derivative financial instruments	10	5
Pension liability gain	1	4
Total other comprehensive loss, net of tax	(37)	(90)

Total comprehensive income	32	22

Less: Comprehensive income attributable to noncontrolling interests	—	—

Total comprehensive income attributable to Dentsply Sirona	$32	$22

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$374	$339
Accounts and notes receivables-trade, net	707	750
Inventories, net	553	515
Prepaid expenses and other current assets	263	248
Total Current Assets	1,897	1,852

Property, plant, and equipment, net	771	773
Operating lease right-of-use assets, net	204	198
Identifiable intangible assets, net	2,228	2,319
Goodwill	3,944	3,976
Other noncurrent assets	128	121
Total Assets	$9,172	$9,239

Liabilities and Equity
Current Liabilities:
Accounts payable	$277	$262
Accrued liabilities	694	760
Income taxes payable	54	57
Notes payable and current portion of long-term debt	347	182
Total Current Liabilities	1,372	1,261

Long-term debt	1,872	1,913
Operating lease liabilities	157	149
Deferred income taxes	389	391
Other noncurrent liabilities	518	528
Total Liabilities	4,308	4,242

Commitments and contingencies (Note 15)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2022 and December 31, 2021
215.5 million and 217.4 million shares outstanding at March 31, 2022 and December 31, 2021
Capital in excess of par value	6,573	6,606
Retained earnings	1,556	1,514
Accumulated other comprehensive loss	(629)	(592)
Treasury stock, at cost, 49.0 million and 47.1 million shares at March 31, 2022 and December 31, 2021, respectively	(2,640)	(2,535)
Total Dentsply Sirona Equity	4,863	4,996

Noncontrolling interests	1	1
Total Equity	4,864	4,997
Total Liabilities and Equity	$9,172	$9,239
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	112	—	—	112	—	112
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends declared ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,288	$(554)	$(2,468)	$4,887	$3	$4,890

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$69	$112

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	32
Amortization of intangible assets	55	56
Deferred income taxes	(14)	(3)
Stock based compensation expense	11	13
Other non-cash expense	2	16
Gain on sale of non-strategic businesses and product lines	—	(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	34	13
Inventories, net	(41)	(51)
Prepaid expenses and other current assets, net	(17)	(26)
Other noncurrent assets	3	(13)
Accounts payable	19	(16)
Accrued liabilities	(53)	(79)
Income taxes	3	(5)
Other noncurrent liabilities	(7)	13
Net cash provided by operating activities	93	49

Cash flows from investing activities:
Capital expenditures	(44)	(30)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(92)
Cash received on sale of non-strategic businesses or product lines	—	19
Cash received on derivative contracts	1	—
Net cash used in investing activities	(43)	(103)

Cash flows from financing activities:
Cash paid for accelerated share repurchase	(150)	—
Proceeds on short-term borrowings	163	30
Cash paid for treasury stock	—	(90)
Cash dividends paid	(24)	(22)
Proceeds from long-term borrowings, net of deferred financing costs	5	4
Repayments on long-term borrowings	(2)	—
Proceeds from exercised stock options	5	33
Other financing activities, net	(7)	(8)
Net cash used in financing activities	(10)	(53)
Effect of exchange rate changes on cash and cash equivalents	(5)	(13)
Net increase (decrease) in cash and cash equivalents	35	(120)
Cash and cash equivalents at beginning of period	339	438
Cash and cash equivalents at end of period	$374	$318

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND REVISION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2021, as amended and filed on November 7, 2022.

Recently Concluded Investigation

As previously disclosed, the Audit and Finance Committee of the Company’s Board of Directors (the “Audit and Finance Committee”), assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud. The Audit and Finance Committee found that certain former members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company’s Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. The North America Investigation found that certain former members of senior management, including the former Chief Executive Officer and the former Chief Financial Officer created a culture where employees did not feel comfortable raising concerns without fear of retaliation. In addition, the North America Investigation substantiated certain allegations regarding inappropriate tone at the top by the former Chief Executive Officer and the former Chief Financial Officer. Based on the China Investigation, the Audit and Finance Committee concluded that members of the Company’s local commercial team in China, as well as the head of the Company’s Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company’s local accounting team, by obstructing the work of the accounting team and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by the certain members of the Company’s local commercial team in China, as well as the former Chief Financial Officer and the head of the Company’s Asia-Pacific commercial organization, violated the Company’s Code of Ethics and Business Conduct.

On October 29, 2022, the Audit and Finance Committee determined that its investigation was complete, and authorized the filing of these interim consolidated financial statements for the three-month period ended March 31, 2022.

Correction of Previously Reported Interim Consolidated Quarterly Financial Statements

The interim consolidated financial statements include immaterial corrections to the three-month period ended March 31, 2021 which were presented in Note 23 to the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 in the Company’s 2021 Form 10-K/A filed on November 7, 2022. This revision, which corrects for errors related to certain customer incentive programs as well as the accounting and assumptions in the determination of estimates related to the Company’s sales returns provisions, warranty reserve provisions and variable consideration, as well as other immaterial adjustments, results in a decrease to Net sales by $1 million, a decrease to Operating Income by $4 million and a decrease to Diluted EPS by $0.02 from amounts previously reported for the three-month period ended March 31, 2021. This revision did not result in a change to previously reported Gross Margin for the three-month period ended March 31, 2021. Previously reported cash flows from operating, investing and financing activities for the three-month period ended March 31, 2021 were not impacted.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein, are substantially the same as presented in the Company’s 2021 Form 10-K/A filed on November 7, 2022, except as may be indicated below.

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

Specifically, for the three months ended March 31, 2022, some of these estimates and assumptions continue to be based on an ongoing evaluation of expected future impacts from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company’s financial condition, liquidity, or results of operations in future periods is highly uncertain and difficult to predict. More specifically, although demand for the Company’s products has largely recovered from the impact of rigorous preventive measures implemented at the outset of the pandemic, it continues to be affected by social distancing guidelines, dental practice safety protocols which reduce patient traffic, and some lingering patient reluctance to seek dental care. Also, impacts from the pandemic continue to be experienced in the form of more recent shortages and higher prices of raw materials such as electronic components, higher related transportation costs, and labor shortages. In the first quarter of 2022, the Company has experienced supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. However, uncertainties remain regarding how long these impacts will continue, whether customer demand will fully return to pre-COVID-19 levels upon lifting of remaining government restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or another rate expected to be discontinued due to the reference rate reform. The amendments in this standard were effective upon issuance and generally can be applied to contract modifications made or evaluated through December 31, 2022. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805), which requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(in millions)	2022	2021

Equipment & Instruments	$166	$171
CAD/CAM	106	129
Orthodontics	68	68
Implants	155	153
Healthcare	70	74
Technology & Equipment segment net sales	$565	$595

Endodontic & Restorative	$293	$312
Other Consumables	111	119
Consumables segment sales	$404	$431

Total net sales	$969	$1,026

Net sales disaggregated by geographic region for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(in millions)	2022	2021

United States	$308	$347
Europe	411	417
Rest of World	250	262
Total net sales	$969	$1,026

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $64 million and $68 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively. Prior year deferred revenue of approximately $32 million was recognized in the current year. The Company expects to recognize significantly all of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11 million at March 31, 2022 and $13 million at December 31, 2021. For the three months ended March 31, 2022 and 2021, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(in millions)	2022	2021

Cost of products sold	$1	$—
Selling, general, and administrative expense	9	13
Research and development expense	1	—
Total stock based compensation expense	$11	$13

Related deferred income tax benefit	$1	$2

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended March 31, 2022 and 2021 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive loss	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive income	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
At March 31, 2022 and December 31, 2021, the cumulative tax adjustments were $156 million and $168 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $313 million and $250 million at March 31, 2022 and December 31, 2021, respectively, and cumulative losses on loans designated as hedges of net investments of $101 million and $116 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were insignificant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 were as follows:

Basic Earnings Per Common Share	Three Months Ended
(in millions, except per share amounts)	2022	2021

Net income attributable to Dentsply Sirona	$69	$112

Weighted average common shares outstanding	217.0	218.8

Earnings per common share - basic	$0.32	$0.51

Diluted Earnings Per Common Share	Three Months Ended
(in millions, except per share amounts)	2022	2021

Net income attributable to Dentsply Sirona	$69	$112

Weighted average common shares outstanding	217.0	218.8
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	0.8	1.1
Total weighted average diluted shares outstanding	217.8	219.9

Earnings per common share - diluted	$0.32	$0.51
For the three months ended March 31, 2022, the Company excluded from the computation of weighted average diluted shares outstanding 1.9 million of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three months ended March 31, 2021, the Company excluded 0.8 million of equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

The Board of Directors has approved a share repurchase program, up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At March 31, 2022, the Company had authorization to repurchase $770 million in shares of common stock remaining under the share repurchase program, which was further reduced by $30 million through final settlement of the accelerated share repurchase program in April 2022 as described below.

On March 8, 2022, the Company entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with a financial institution to purchase the Company’s common stock based on the volume-weighted average price of the Company’s common stock during the term of the agreement, less a discount.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 8, 2022	$150	2.4	$50.44	80%	April 19, 2022	3.1	$48.22

The ASR agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 9, 2022 of $120 million and a forward contract indexed to the Company’s common stock for an amount of common shares to be determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value in the Consolidated Balance Sheets at March 31, 2022. The initial delivery of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

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

The preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets, $2 million of Current Liabilities and $1 million of Other long-term liabilities. The cash paid and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $7 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations, and is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the quarter ended March 31, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $2 million. Management is continuing to finalize its valuation of certain assets and liabilities including other intangible assets and will conclude its valuation no later than one year from the acquisition date.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

In-process R&D	$3	Indefinite

On June 1, 2021, the effective date of the transaction, the Company paid $132 million to acquire substantially all of the assets of Propel Orthodontics LLC and certain of its affiliated entities, a privately-held business based in California (“Propel Orthodontics”). The acquired business manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices to orthodontists and their patients primarily within the clear aligner market. The acquisition is expected to further accelerate the growth and profitability of the Company’s combined clear aligners business.

The preliminary fair values of the assets acquired and liabilities assumed in connection with the Propel Orthodontics acquisition were as follows:

(in millions)

Other current assets	$4
Intangible assets	66
Current liabilities	(1)
Net assets acquired	69
Goodwill	63
Purchase consideration	$132

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations. The goodwill is expected to be deductible for tax purposes. Management is continuing to finalize its valuation of certain assets including other intangible assets and will conclude its valuation no later than one year from the acquisition date. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the quarter ended March 31, 2022 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

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

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the three months ended March 31, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	15
In-process R&D	10	Indefinite
Total	$76

The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended March 31, 2022 and March 31, 2021, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Investment in Affiliates

On June 4, 2021, the effective date of the transaction, the Company paid $16 million to acquire a minority interest in a U.K.-based, privately-held provider of healthcare consumables. The investment is recorded as an equity method investment within Other noncurrent assets in the Consolidated Balance Sheets.

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

The Company’s segment information for the three months ended March 31, 2022 and 2021 was as follows:
Net Sales

	Three Months Ended
(in millions)	2022	2021

Technologies & Equipment	$565	$595
Consumables	404	431
Total net sales	$969	$1,026
Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2022	2021

Technologies & Equipment	$86	$124
Consumables	135	149
Segment adjusted operating income	221	273

Reconciling items expense (income):
All other (a)	65	63
Restructuring and other costs	3	3
Interest expense, net	12	14
Other expense (income), net	(2)	(9)
Amortization of intangible assets	55	55
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1	2
Income before income taxes	$87	$145
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 8 – INVENTORIES

Inventories, net were as follows:

(in millions)	March 31, 2022	December 31, 2021

Raw materials and supplies	$142	$139
Work-in-process	78	72
Finished goods	333	304
Inventories, net	$553	$515

The Company’s inventory reserve was $86 million at both March 31, 2022 and December 31, 2021. Inventories are stated at the lower of cost and net realizable value.

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three months ended March 31, 2022 and 2021 were immaterial to the Company’s Consolidated Statements of Operations as shown below:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended
(in millions)	2022	2021

Cost of products sold	$—	$(2)
Restructuring and other costs	3	3
Total restructuring and other costs	$3	$1

The Company’s restructuring accruals at March 31, 2022 were as follows:

	Severance
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$5	$9	$—	$14
Provisions	1	—	1	2
Amounts applied	(2)	(2)	—	(4)
Balance at March 31, 2022	$4	$7	$1	$12

	Other Restructuring Costs
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$4	$—	$—	$4
Provisions	—	1	—	1
Amounts applied	—	(1)	—	(1)
Balance at March 31, 2022	$4	$—	$—	$4
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2021	Provisions	Amounts Applied	March 31, 2022

Technologies & Equipment	$7	$—	$(2)	$5
Consumables	11	2	(3)	10
All Other	—	1	—	1
Total	$18	$3	$(5)	$16
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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at March 31, 2022 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$282	$215
Total derivative instruments designated as cash flow hedges	$282	$215

Hedges of Net Investments
Foreign exchange forward contracts	$177	$89
Cross currency basis swaps	295	—
Total derivative instruments designated as hedges of net investments	$472	$89

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	204	77
Total derivative instruments designated as fair value hedges	$454	$77

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$349	$349
Total derivative instruments not designated as hedges	$349	$349
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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of March 31, 2022 and December 31, 2021, $24 million and $25 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At March 31, 2022, the Company expects to reclassify an immaterial amount of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 4, Comprehensive Income (Loss).

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

On July 2, 2021, the Company entered into a cross currency basis swap totaling a notional amount of $300 million which matures on June 3, 2030. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converts a portion of the $750 million bond coupon from 3.3% to 1.7%.

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023. The Company enters into additional foreign exchange contracts as individual contracts within the portfolio mature. As of March 31, 2022 the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through March 2024.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2022 and 2021 were insignificant.

Derivative Instrument Activity

The amount of gains and losses recorded in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$—	$—
Interest rate swaps	—	Interest expense, net	(1)	—
Total for cash flow hedging	$3		$(1)	$—

Hedges of Net Investments
Cross currency basis swaps	$8	Interest expense, net	$—	$1
Foreign exchange forward contracts	3	Other expense (income), net	—	—
Total for net investment hedging	$11		$—	$1

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$1
Foreign exchange forward contracts	(2)	Other expense (income), net	—	8
Total for fair value hedging	$(2)		$—	$9

	Three Months Ended March 31, 2021
(in millions)	Gain (Loss) Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(6)	Cost of products sold	$(1)	$—
Interest rate swaps	—	Interest expense, net	(1)	—
Total for cash flow hedging	$(6)		$(2)	$—

Hedges of Net Investments
Cross currency basis swaps	$9	Interest expense, net	$—	$2
Total for net investment hedging	$9		$—	$2

Fair Value Hedges
Foreign exchange forward contracts	$—	Interest expense, net	$—	$16
Total for fair value hedging	$—		$—	$16

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$23	$11	$2	$1
Interest rate swaps	2	—	—	20
Cross currency basis swaps	3	1	—	—
Total	$28	$12	$2	$21

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$—
Total	$3	$—	$4	$—

	December 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$18	$11	$2	$1
Interest rate swaps	5	—	—	9
Cross currency basis swaps	4	—	—	7
Total	$27	$11	$2	$17

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$37	$—	$37	$(7)	$—	$30
Cross currency basis swaps	4	—	4	(2)	—	2
Total assets	$41	$—	$41	$(9)	$—	$32

Liabilities
Foreign exchange forward contracts	$7	$—	$7	$(7)	$—	$—
Interest rate swaps	18	—	18	(2)	—	16
Total liabilities	$25	$—	$25	$(9)	$—	$16

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(9)	$—	$22
Total assets	$31	$—	$31	$(9)	$—	$22

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Interest rate swaps	4	—	4	(2)	—	2
Cross currency basis swaps	4	—	4	(3)	—	1
Total liabilities	$12	$—	$12	$(9)	$—	$3

NOTE 11 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company’s total debt, including current portion, was $2,251 million and $2,219 million, respectively, at March 31, 2022. At December 31, 2021, the estimated fair value and carrying value were $2,239 million and $2,095 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at March 31, 2022 and December 31, 2021 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2	$—	$2	$—
Cross currency basis swaps	4	—	4	—
Foreign exchange forward contracts	37	—	37	—
Long-term debt	18	—	18	—
Total assets	$61	$—	$61	$—

Liabilities
Interest rate swaps	$20	$—	$20	$—
Foreign exchange forward contracts	7	—	7	—
Contingent considerations on acquisitions	9	—	—	9
Total liabilities	$36	$—	$27	$9

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5	$—	$5	$—
Long term debt	4	—	4	—
Cross currency basis swaps	4	—	4	—
Foreign exchange forward contracts	30	—	30	—
Total assets	$43	$—	$43	$—

Liabilities
Interest rate swaps	$9	$—	$9	$—
Cross currency basis swaps	7	—	7	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	10	—	—	10
Total liabilities	$30	$—	$20	$10
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

There have been no transfers between levels during the three months ended March 31, 2022.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes the impact of a tax position in the interim consolidated financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. Under ASC 740-10, the Company provides for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in multiple jurisdictions based on its operations, some of which are under examination by taxing authorities. Certain amounts of unrecognized tax benefits may increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements, primarily due to the completion of ongoing income tax examinations. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next 12 months are not expected to be significant. Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1 million. Of this approximately $1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

Other Tax Matters

The impact of discrete items is separately recognized in the quarter in which they occur. During the three months ended March 31, 2022, the Company recorded $1 million of tax expense for other discrete tax matters, none of which are individually significant. The decrease in the effective tax rate is due to the overall decrement in the Company’s performance and the corresponding earnings mix of jurisdictions in which Company does business.

During the three months ended March 31, 2021, the Company recorded $1 million of tax benefit for other discrete tax matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

NOTE 13 – FINANCING ARRANGEMENTS

At March 31, 2022, the Company had $399 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The Company had $330 million and $170 million outstanding borrowings under the commercial paper facility at March 31, 2022 and December 31, 2021, respectively. The Company also has a $700 million multi-currency revolving credit facility which serves as a back-stop credit facility for the Company’s commercial paper program. At March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $43 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $14 million. At March 31, 2022, the weighted-average interest rate for short-term debt was 1.2%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company’s operations and financial condition. At March 31, 2022, the Company was in compliance with all debt covenants. The Company is required under certain of its debt agreements to deliver or make available to borrowers its unaudited financial statements on a timely basis each quarter along with the necessary certifications. As a result of the Company’s failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Therefore, the Company has not suffered an event of default as a result of the delayed filings.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired. Based on the Company’s 2021 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their respective carrying values, resulting in no impairment.
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
Subsequent to the annual impairment test, the Company considered qualitative and quantitative factors as of March 31, 2022 to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2021
Goodwill	$5,989	$880	$6,869
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,096	$880	$3,976

Translation and other	(31)	(1)	(32)

Balance at March 31, 2022
Goodwill	$5,958	$879	$6,837
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,065	$879	$3,944

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,692	$(777)	$915	$1,729	$(762)	$967
Tradenames and trademarks	277	(90)	187	269	(79)	190
Licensing agreements	31	(26)	5	36	(32)	4
Customer relationships	1,090	(565)	525	1,091	(545)	546
Total definite-lived	$3,090	$(1,458)	$1,632	$3,125	$(1,418)	$1,707

Indefinite-lived tradenames and trademarks	$583	$—	$583	$598	$—	$598
In-process R&D (a)	13	—	13	14	—	14
Total indefinite-lived	$596	$—	$596	$612	$—	$612

Total identifiable intangible assets	$3,686	$(1,458)	$2,228	$3,737	$(1,418)	$2,319
(a) Intangible assets acquired in a business combination that are in-process and used in research and development (“R&D”) activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet considered probable of payment as of March 31, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company’s consolidated balance sheet as of March 31, 2022.

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

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the United States District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the United States District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated United States securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognizes revenue tied to distributor rebate and incentive programs.

No specific amounts of damages have been alleged in these lawsuits. We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

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

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $42 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court. Subsequently, the Swedish Tax Authority has conceded in pending court proceedings that the Company should be granted further interest expense deductions, but still claims that interest expense deductions incurring a maximum additional tax expense of $11 million should be disallowed on grounds not relating to European Union law.

The Company intends to vigorously defend its positions and pursue related appeals in the above-described pending matters.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Except as otherwise noted, the Company cannot predict what the eventual outcome of the above-described pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At March 31, 2022, non-cancelable purchase commitments are as follows:

(in millions)

2022	$119
2023	86
2024	35
2025	36
2026	43
Thereafter	—
Total	$319
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22 “Commitments and Contingencies” in our 2021 Form 10-K/A for the fiscal year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of March 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in or incorporated by reference in this Form 10-Q, and other filings with the SEC and the Company’s press releases or other public statements, contains or may contain forward-looking statements. Please refer to the discussion under the header “Forward-Looking Statements and Associated Risks” in the forepart of this Form 10-Q.

Company Profile

DENTSPLY SIRONA Inc. is a leading manufacturer of professional dental products and technologies, with a 135-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets comprehensive solutions for dental equipment and consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed on Nasdaq stock market under the symbol XRAY.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As first disclosed in the Company’s Form 12b-25 filed on May 10, 2022, the Audit and Finance Committee of the Company’s Board of Directors (the “Audit and Finance Committee”), assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company (“the North America Investigation”). In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud but determined that certain former members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company’s Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. While the North America Investigation was ongoing, the Audit and Finance Committee determined that the scope of the investigation should be expanded to analyze an increase in returns of products in China during the fourth quarter of 2021 previously identified by management (the “China Investigation”). Based on the China Investigation, the Audit and Finance Committee concluded that members of the Company’s local commercial team in China, as well as the head of the Company’s Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company’s local accounting organization, by obstructing the work of the accounting team and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by the certain members of the Company’s local commercial team in China, as well as the former Chief Financial Officer and the head of the Company’s Asia-Pacific commercial organization, violated the Company’s Code of Ethics and Business Conduct. Refer to the Explanatory Note to this Form 10-Q for more information on each of these investigations and the related findings of the Audit and Finance Committee.

In connection with the restatement of the financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. These material weaknesses in internal controls over financial reporting were not remediated as of March 31, 2022 and are not remediated through the date of this filing. For more information about the internal investigation and its findings, the specific material weaknesses in internal control over financial reporting and the current status of the Company’s remedial actions, please see Part II, Item 9A Controls and Procedures of the Company’s 2021 Form 10-K/A.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment (“T&E”) and Consumables.

The T&E segment is responsible for the design, manufacture, and sale of products including dental implants, CAD/CAM systems, orthodontic clear aligner products, imaging systems, treatment centers and instruments, as well as certain healthcare products, primarily catheters.

The Consumables segment is responsible for the design, manufacture, and sale of dental consumable products within the product categories of preventive, restorative, endodontic, and dental laboratory application.

Impact of COVID-19

The Company’s financial results and operations continue to be impacted by the COVID-19 pandemic and its effect on inflation, supply chains, distribution networks and consumer behavior. Information pertaining to the impact of the pandemic on the Company’s business during 2021 as well as the Company’s response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K/A. Updates to that summary of impact for the three months ended March 31, 2022 are as follows:

•As further described in the “Results of Operations” discussion below, the Company continues to experience supply chain challenges resulting from the pandemic including increased lead times, limited availability of certain components, raw material price increases, and higher shipping costs. As a result of supply chain constraints, the Company had an elevated backlog at the end of the first quarter relative to the start of the year, primarily in imaging equipment for orders on hand unable to be filled due to shortages of electronic components. The Company has continued taking steps to mitigate the impact of these trends, including seeking alternative supplier sources for key raw materials.

•Sales continue to be impacted in certain geographic areas by public response to the COVID-19 pandemic. Midway through the first quarter of 2022, authorities in China re-imposed restrictions on individual and business activities in response to the resurgence of COVID-19 infections from recent variants of the virus, resulting in a loss of sales due to distribution constraints and lower demand from patient traffic locally. Although restrictions in major areas where the Company operates in China have lightened, adverse trends in the region could persist if these restrictions are renewed as a result of additional outbreaks. Early in 2022, certain other markets in North America and EMEA experienced more limited setbacks in demand as a result of increased infections and related practice of social distancing requirements. While most government authorities have not re-imposed restrictions with significant impacts, it continues to be unclear when the remaining constraints will be lifted, and to what degree future variants of the virus or renewed restrictions in other markets may impact short-term demand for the Company’s products more broadly.

Impact of Russia’s Invasion of Ukraine

On February 24, 2022, Russian forces launched military action against Ukraine, resulting in warfare and significant disruption in the region (“the conflict”). As a result of the invasion, economic sanctions have been imposed by the U.S., the European Union, and other countries on certain Russian financial institutions, businesses and individuals.

The Company does not have significant operations in Russia or Ukraine. The Company’s net sales in Russia and Ukraine approximate 3% of the Company’s consolidated net sales, and the Company’s net assets in these two countries aggregate to $44 million, or less than 1% of consolidated net assets. Due to the medical nature of its products, the current sanctions have not materially restricted the Company’s ability to continue selling to customers located in Russia. The Company sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, it has purchased sufficient quantities for the near term, and is in process of identifying alternate sources for the longer term. The Company’s operations in Ukraine consist primarily of research and development activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the three months ended March 31, 2022 as a result of these developments.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. For additional discussion of associated risks, refer to Part I, Item 1A, “Risk Factors” of the 2021 Form 10-K/A.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also presents the changes in net sales on an organic sales basis, which is a Non-GAAP measure. The Company defines “organic sales” as the reported net sales adjusted for: (1) net sales from acquired businesses recorded prior to the first anniversary of the acquisition (2) net sales attributable to disposed businesses or discontinued product lines in both the current and prior year periods, and (3) the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s foreign currency exchange rates.

The “organic sales” measure is not calculated in accordance with US GAAP; therefore, this item represents a Non-GAAP measure. This Non-GAAP measure may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company which is utilized regularly by senior management in the review of operating results. Organic sales is disclosed to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

The Company’s net sales for the three months ended March 31, 2022 and 2021, and the reconciliation to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$969	$1,026	$(57)	(5.5%)
Foreign exchange impact				(4.6%)
Acquisitions				0.2%
Divestitures and discontinued products				(0.3%)
Organic sales				(0.8%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable primarily to weaker performance in the United States, the impact of supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products, and the impact of COVID-19 variants on demand from patient traffic in certain markets. The decline in sales volume was partly offset by strong performance in the Implants business and a benefit from price increases implemented in the prior quarter.

Net Sales by Segment

Technologies & Equipment

Net sales for the three months ended March 31, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$565	$595	$(30)	(5.1%)
Foreign exchange impact				(5.3%)
Acquisitions				0.4%
Divestitures and discontinued products				(0.1%)
Organic sales				(0.1%)
Percentages are based on actual values and may not recalculate due to rounding.

Organic sales were flat due to increases in sales volume in the Implants and Equipment & Instruments businesses, particularly in Europe, being offset by other factors including the impact of supply chain constraints resulting in the Company’s inability to fulfill orders for certain Equipment & Instruments and CAD/CAM products, as well as the impact of COVID-19 reducing sales volumes in certain markets. Sales of CAD/CAM products in the United States were also negatively impacted by high dealer inventory levels at the start of the quarter, as explained below.

Consumables

Net sales for the three months ended March 31, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$404	$431	$(27)	(6.1%)
Foreign exchange impact				(3.7%)
Divestitures and discontinued products				(0.6%)
Organic sales				(1.8%)
Percentages are based on actual values and may not recalculate due to rounding.

As mentioned above, the decrease in organic sales was primarily due to the impact of supply chain constraints affecting the ability to fulfill orders for certain products, and the impact of COVID-19 variants on sales volumes in certain markets. In contrast, sales during the comparative first quarter of 2021 benefited from a restocking of products by customers as part of the overall recovery from the pandemic. The decline in sales volume was partly offset by the benefit from the price increases implemented at the beginning of the fourth quarter of 2021.

Net Sales by Region

United States

Net sales for the three months ended March 31, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$308	$347	$(39)	(11.2%)
Foreign exchange impact				(0.4%)
Acquisitions				0.6%
Divestitures and discontinued products				(0.4%)
Organic sales				(11.0%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable to both segments, driven primarily by lower wholesale volumes for Restorative Consumables and CAD/CAM products, due in part to high dealer inventory at the start of the quarter. Dealer inventory on hand for CAD/CAM units was approximately $50 million higher at the start of the first quarter 2022 than at the beginning of the comparative first quarter of 2021. Of this excess, approximately $10 million was reduced during the first quarter 2022, compared to a build in inventory levels of approximately $25 million in the first quarter of 2021. Sales volumes during first three months ended March 31, 2022, were also negatively impacted by supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products, and the impact of COVID-19 on demand early in the quarter. The decline in sales volume was partly offset by growth in the Implants business and a benefit from price increases implemented in the prior quarter. Within Orthodontics, a decline in sales of direct-to-consumer clear aligners was partly offset by strong demand for dentist-directed clear aligners.

Europe

Net sales for the three months ended March 31, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$411	$417	$(6)	(1.4%)
Foreign exchange impact				(7.4%)
Divestitures and discontinued products				(0.2%)
Organic sales				6.2%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Equipment & Instruments, CAD/CAM and Implants products, as a result of favorable market trends and demand, as well as a benefit from price increases implemented in the prior quarter. The organic sales growth was partly suppressed by supply chain constraints, particularly for Equipment & Instruments products in the European markets.

Rest of World

Net sales for the three months ended March 31, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$250	$262	$(12)	(4.5%)
Foreign exchange impact				(5.8%)
Acquisitions				0.1%
Divestitures and discontinued products				(0.4%)
Organic sales				1.6%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both segments and was due to achieving higher sales growth for CAD/CAM, Implants, and Endodontic & Restorative Consumable products. This increase was partly offset by the adverse impact of COVID-19, particularly in China which was affected both by supply chain shortages as well as lower demand resulting from ongoing government restrictions affecting patient traffic.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$521	$579	$(58)	(10.0%)

Gross profit as a percentage of net sales	53.8%	56.4%	(260) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit for the quarter was negatively impacted by foreign currency headwinds of $32 million, driven primarily by weakness in the euro. The decrease in the gross profit rate as a percentage of net sales was primarily driven by higher raw materials, labor, and distribution costs as a result of supply chain constraints and global inflation, and a decrease in net sales for higher margin products, notably CAD/CAM units and certain Consumables products as described above. These decreases were partly offset by price increases for Consumable products from the prior quarter.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$376	$386	$(10)	(2.5%)
Research and development expenses (“R&D”)	45	40	5	11.6%
Restructuring and other costs	3	3	—	—%

SG&A as a percentage of net sales	38.8%	37.6%	120 bps
R&D as a percentage of net sales	4.6%	3.9%	70 bps
Percentages are based on actual values and may not recalculate due to rounding.

SG&A Expenses

SG&A expenses decreased primarily due to lower spend for acquisition activities and sales and marketing resources relative to the first quarter of prior year when strategic investments were made during the COVID-19 recovery. The increase in SG&A expenses as a percentage of net sales was primarily driven by lower absorption of expenses due to lower sales.

R&D Expenses

The increase in R&D expenses was primarily due to an increase in spend within the T&E segment driven by increases in both headcount expenses and professional service fees for ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain an expanded level of investment in R&D that is at least 4% of annual net sales.

Restructuring and Other Costs

During the three months ended March 31, 2022, the Company recorded net expense of $3 million of restructuring costs in connection with the various restructuring initiatives. For further details see, Note 9, Restructuring and other costs, in the Notes to Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$86	$124	$(38)	(30.6%)

Consumables	135	149	(14)	(9.4%)
(a) See Note 7, Segment Information, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes, unfavorable mix including decreased volumes for higher margin products, and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global inflation.

Other Income and Expense

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Interest expense, net	$12	$14	$(2)	(13.3%)
Other expense (income), net	(2)	(9)	7	NM
Net interest and other expense	$10	$5	$5
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 decreased by $2 million as compared to the three months ended March 31, 2021, driven primarily by lower average long term debt levels in 2022 relative to the prior year.

Other expense (income), net

Other expense (income), net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change

Gain on sales of non-core businesses	$—	$(13)	$13
Foreign exchange gains (a)	(4)	(2)	(2)
Defined benefit pension plan expenses	2	3	(1)
Other non-operating loss	—	3	(3)
Other expense (income), net	$(2)	$(9)	$7
(a) Foreign exchange gains are primarily related to the revaluation of intercompany payables and loans.

In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, effective April 1, 2022, the functional currency of the Company’s Turkish subsidiaries will be changed to the U.S. dollar, the reporting currency of the parent. Although net monetary assets of the Turkish subsidiaries are not material to the Company, this change in functional currency may result in incremental foreign exchange gains or losses in future periods that cannot be quantified at the present time.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2022	2021	$ Change

Provision for income taxes	$18	$33	$(15)

Effective income tax rate	20.8%	22.6%

Net income attributable to Dentsply Sirona	$69	$112	$(43)

Net income per common share - diluted	$0.32	$0.51
Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the three months ended March 31, 2022, the provision for income taxes was $18 million as compared to $33 million during the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company recorded $1 million of tax benefit for other discrete tax matters, none of which are individually significant. During the three months ended March 31, 2021, the Company recorded $1 million tax benefit for other discrete matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the 2021 Form 10-K/A other than those changes explained in Part I, Item 1, Note 1, Significant Accounting Policies, in the Notes of the Unaudited Consolidated Financial Statements of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change

Cash provided by (used in):
Operating activities	$93	$49	$44
Investing activities	(43)	(103)	60
Financing activities	(10)	(53)	43
Effect of exchange rate changes on cash and cash equivalents	(5)	(13)	8
Net increase (decrease) in cash and cash equivalents	$35	$(120)	$155

Cash provided by operating activities increased despite lower sales in the period, primarily as a result of changes in working capital including higher liabilities for trade payables and customer rebates due to the timing of payments, and a lighter build-up in inventory during the current period. For the three months ended March 31, 2022, the number of days for sales outstanding in accounts receivable increased by 4 days to 64 days as compared to 60 days at December 31, 2021, and the number of days of sales in inventory increased by 7 days to 117 days at March 31, 2022 as compared to 110 days at December 31, 2021.

The decrease in cash used in investing activities was primarily due to lower cash paid for acquisitions of $92 million, partially offset by higher capital expenditures of $14 million, and less cash received on sale of non-strategic businesses of $19 million. The Company estimates capital expenditures to be in the range of approximately $160 million to $180 million for the full year 2022 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The decrease in cash used in financing activities was driven by higher proceeds from short-term borrowings of $133 million primarily from using the Company’s commercial paper program, partially offset by higher cash outflows related to stock repurchases of $60 million and reduced proceeds from exercises of stock options of $28 million. As a result of this activity, combined with a decrease of $29 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company’s total borrowings increased by a net $124 million during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) of $150 million with approximately 2.4 million shares delivered during the three months ended March 31, 2022 at a volume-weighted average price of $50.44. In April 2022 an additional 0.7 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.1 million shares repurchased under the agreement. At March 31, 2022, $770 million of authorization remained available for future share repurchases. This amount was further reduced by $30 million in April 2022 through final settlement of the ASR Agreement. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At March 31, 2022, the Company held 49.0 million shares of treasury stock.

The Company’s ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	March 31, 2022	December 31, 2021

Current portion of debt	$347	$182
Long-term debt	1,872	1,913
Less: Cash and cash equivalents	374	339
Net debt	$1,845	$1,756

Total equity	4,864	4,997
Total capitalization	$6,709	$6,753

Total net debt to total capitalization ratio	27.5%	26.0%

At March 31, 2022, the Company had a total remaining borrowing capacity of $399 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $330 million outstanding borrowings under the commercial paper facility at March 31, 2022 resulting in $370 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $43 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2022, the Company has $14 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At March 31, 2022, the Company was in compliance with these covenants.

Additionally, the Company is required under certain of its debt agreements to deliver or make available to borrowers its unaudited financial statements on a timely basis each quarter along with the necessary certifications. As a result of the Company’s failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Those financial statements were delivered on November 7, 2022 and therefore, the Company has not suffered an event of default as a result of the previously delayed filings.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company’s credit facilities are further discussed in Note 13, Financing Arrangements, to the Unaudited Consolidated Financial Statements of this Form 10-Q.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At March 31, 2022, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective as of March 31, 2022 because of the material weaknesses in internal control over financial reporting, as described below under “Material Weaknesses in Internal Control over Financial Reporting.”

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022:

a.The Company did not design and maintain an effective internal control environment, as former management failed to set an appropriate tone at the top. Specifically, certain members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, engaged in conduct that was inconsistent with the Company’s culture of compliance and Code of Ethics and Business Conduct.

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

Remediation Plan and Status

In response to the matters discussed in the Explanatory Note, management is devoting substantial resources to the planning and ongoing implementation of remediation efforts to address the material weaknesses described herein, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

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
b.Termination of certain members of senior management as well as non-executive employees for violations of the Code of Ethics and Business Conduct.

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
g.Strengthen internal controls over the accounting for customer incentive arrangements, including: (i) implementing formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives, and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
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

As of the filing of this Form 10-Q, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

The Company’s management will continue to work towards remediation of these material weaknesses to improve its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s 2021 Form 10-K/A.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

January 1, 2022 to January 31, 2022	—	$—	$—	$890
February 1, 2022 to February 28, 2022	—	—	—	890
March 1, 2022 to March 31, 2022	2.4	50.44	120	770
	2.4	$50.44	$120	$770
(a) On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. On March 8, 2022, the Company entered into an ASR Agreement with a financial institution, to repurchase $150 million of the Company’s common stock. For further information on the ASR Agreement see Part I, Item 1, Note 5, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

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

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	November 7, 2022
	Simon D. Campion	Date
Chief Executive Officer

/s/	Glenn G. Coleman	November 7, 2022
	Glenn G. Coleman	Date
Chief Financial Officer