Form 10-Q
period 2022-06-30
DENTSPLY SIRONA Inc.
filed 2022-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 ended March 31, 2022 and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022 ended June 30, 2022 as a result of an Audit and Finance Committee’s investigation as described in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 as amended and filed on November 7, 2022 (the “2021 Form 10-K/A”) and Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 7, 2022 (the “Third Quarter 2021 Form 10-Q/A”). For the same reason, we are filing our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 simultaneously herewith.

Please refer to the Explanatory Note to our 2021 Form 10-K/A for more information on the internal investigation commenced in March 2022 by the Audit and Finance Committee of the Company’s Board of Directors (the “Audit and Finance Committee”) of Dentsply Sirona Inc. (the “Company”). The internal investigation is now complete. The Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”) pending the completion of the Audit and Finance Committee’s investigation. For a more detailed discussion of the correction of the accounting errors resulting from the above matters, refer to Note 1 to the consolidated financial statements of the Company included in Part II, Item 8 of the Company’s 2021 Form 10-K/A.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$1,023	$1,062	$1,992	$2,088
Cost of products sold	442	467	890	914

Gross profit	581	595	1,102	1,174
Selling, general, and administrative expenses	410	393	786	779
Research and development expenses	45	43	90	83
Restructuring and other costs	7	5	10	8

Operating income	119	154	216	304

Other income and expenses:
Interest expense, net	15	15	27	29
Other expense (income), net	13	8	11	(1)

Income before income taxes	91	131	178	276
Provision for income taxes	18	35	36	68

Net income	73	96	142	208

Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Dentsply Sirona	$73	$96	$142	$208

Net income per common share attributable to Dentsply Sirona:
Basic	$0.34	$0.44	$0.66	$0.95
Diluted	$0.34	$0.43	$0.66	$0.94

Weighted average common shares outstanding:
Basic	214.9	218.4	215.9	218.6
Diluted	215.3	220.7	216.5	220.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$73	$96	$142	$208

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(114)	37	(162)	(62)
Net gain on derivative financial instruments	22	4	32	9
Pension liability gain	2	2	3	6
Total other comprehensive (loss) income, net of tax	(90)	43	(127)	(47)

Total comprehensive (loss) income	(17)	139	15	161

Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Total comprehensive (loss) income attributable to Dentsply Sirona	$(17)	$139	$15	$161

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$362	$339
Accounts and notes receivables-trade, net	661	750
Inventories, net	581	515
Prepaid expenses and other current assets	281	248
Total Current Assets	1,885	1,852

Property, plant, and equipment, net	744	773
Operating lease right-of-use assets, net	205	198
Identifiable intangible assets, net	2,100	2,319
Goodwill	3,858	3,976
Other noncurrent assets	156	121
Total Assets	$8,948	$9,239

Liabilities and Equity
Current Liabilities:
Accounts payable	$289	$262
Accrued liabilities	688	760
Income taxes payable	44	57
Notes payable and current portion of long-term debt	220	182
Total Current Liabilities	1,241	1,261

Long-term debt	1,807	1,913
Operating lease liabilities	159	149
Deferred income taxes	409	391
Other noncurrent liabilities	494	528
Total Liabilities	4,110	4,242

Commitments and contingencies (Note 15)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2022 and December 31, 2021
214.8 million and 217.4 million shares outstanding at June 30, 2022 and December 31, 2021
Capital in excess of par value	6,617	6,606
Retained earnings	1,602	1,514
Accumulated other comprehensive loss	(719)	(592)
Treasury stock, at cost, 49.7 million and 47.1 million shares at June 30, 2022 and December 31, 2021, respectively	(2,666)	(2,535)
Total Dentsply Sirona Equity	4,837	4,996

Noncontrolling interests	1	1
Total Equity	4,838	4,997
Total Liabilities and Equity	$8,948	$9,239
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864
Net income	—	—	73	—	—	73	—	73
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	—	—	—	2	2	—	2
Stock based compensation expense	—	16	—	—	—	16	—	16
Funding of employee stock purchase plan	—	—	—	—	1	1	—	1
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit distributions	—	(3)	—	—	1	(2)	—	(2)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.125 per share)	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2022	$3	$6,617	$1,602	$(719)	$(2,666)	$4,837	$1	$4,838

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	112	—	—	112	—	112
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends declared ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,288	$(554)	$(2,468)	$4,887	$3	$4,890
Net income	—	—	96	—	—	96	—	96
Other comprehensive income	—	—	—	43	—	43	—	43
Exercise of stock options	—	3	—	—	9	12	—	12
Stock based compensation expense	—	19	—	—	—	19	—	19
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends declared ($0.11 per share)	—	—	(25)	—	—	(25)	—	(25)
Balance at June 30, 2021	$3	$6,638	$1,359	$(511)	$(2,458)	$5,031	$3	$5,034

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$142	$208

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	64
Amortization of intangible assets	108	112
Deferred income taxes	(13)	(6)
Stock based compensation expense	33	32
Other non-cash expense	29	17
Gain on sale of non-strategic businesses and product lines	—	(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	53	(15)
Inventories, net	(95)	(80)
Prepaid expenses and other current assets, net	(39)	(22)
Other noncurrent assets	(6)	(8)
Accounts payable	49	(24)
Accrued liabilities	(47)	(5)
Income taxes	2	(7)
Other noncurrent liabilities	(9)	10
Net cash provided by operating activities	266	263

Cash flows from investing activities:
Capital expenditures	(85)	(66)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(241)
Cash received on sale of non-strategic businesses or product lines	—	27
Cash received on derivative contracts	5	—
Proceeds from sale of property, plant, and equipment	—	1
Other investing activities	(3)	—
Net cash used in investing activities	(83)	(279)

Cash flows from financing activities:
Cash paid for accelerated share repurchase	(150)	—
Proceeds on short-term borrowings	38	6
Cash paid for treasury stock	—	(90)
Cash dividends paid	(51)	(44)
Proceeds from long-term borrowings, net of deferred financing costs	5	13
Repayments on long-term borrowings	(2)	—
Proceeds from exercised stock options	6	45
Other financing activities, net	(8)	(8)
Net cash used in financing activities	(162)	(78)
Effect of exchange rate changes on cash and cash equivalents	2	(12)
Net increase (decrease) in cash and cash equivalents	23	(106)
Cash and cash equivalents at beginning of period	339	438
Cash and cash equivalents at end of period	$362	$332
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

On October 29, 2022, the Audit and Finance Committee determined that its investigation was complete, and authorized the filing of these interim consolidated financial statements for the three-month and six-month periods ended June 30, 2022.

Correction of Previously Reported Interim Consolidated Quarterly Financial Statements

The interim consolidated financial statements include immaterial corrections to the three-month and six-month periods ended June 30, 2021 which were presented in Note 23 to the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 in the Company’s 2021 Form 10-K/A filed on November 7, 2022. This revision, which corrects for errors related to certain customer incentive programs as well as the accounting and assumptions in the determination of estimates related to the Company’s sales returns provisions, warranty reserve provisions and variable consideration, as well as other immaterial adjustments, results in a decrease to Net sales by $5 million, a decrease to Gross Profit by $3 million, a decrease to Operating Income of $1 million and a decrease to Diluted EPS by $0.02 per share from amounts previously reported for the three-month period ended June 30, 2021. This revision results in a decrease to Net sales by $6 million, a decrease to Gross Profit by $3 million, a decrease to Operating Income of $5 million and a decrease to Diluted EPS by $0.04 per share from amounts previously reported for the six-month period ended June 30, 2021. Previously reported cash flows from operating, investing and financing activities for the six-month period ended June 30, 2021 were not impacted.

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

Specifically, for the three months ended June 30, 2022, some of these estimates and assumptions continue to be based on an ongoing evaluation of expected future impacts from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company’s financial condition, liquidity, or results of operations in future periods is highly uncertain and difficult to predict. More specifically, although demand for the Company’s products has largely recovered from the impact of rigorous preventive measures implemented at the outset of the pandemic, it continues to be affected by social distancing guidelines, dental practice safety protocols which reduce patient traffic, and some lingering patient reluctance to seek dental care. Also, impacts from the pandemic continue to be experienced in the form of more recent shortages and higher prices of raw materials such as electronic components, higher related transportation costs, and labor shortages. In the second quarter of 2022, the Company has continued to experience supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. However, uncertainties remain regarding how long these impacts will continue, whether customer demand will fully return to pre-COVID-19 levels upon lifting of remaining government restrictions, or whether future variants of the virus may have an adverse impact on demand in affected markets.

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

Net sales disaggregated by product category for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

Equipment & Instruments	$169	$176	$335	$347
CAD/CAM	129	127	235	256
Orthodontics	76	81	144	149
Implants	149	158	304	311
Healthcare	72	75	142	149
Technology & Equipment segment net sales	$595	$617	$1,160	$1,212

Endodontic & Restorative	$312	$328	$605	$640
Other Consumables	116	117	227	236
Consumables segment sales	$428	$445	$832	$876

Total net sales	$1,023	$1,062	$1,992	$2,088

Net sales disaggregated by geographic region for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

United States	$358	$363	$666	$710
Europe	414	429	825	846
Rest of World	251	270	501	532
Total net sales	$1,023	$1,062	$1,992	$2,088

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $72 million and $68 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively. Prior year deferred revenue of approximately $42 million was recognized in the current year. The Company expects to recognize significantly all of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12 million at June 30, 2022 and $13 million at December 31, 2021. For the three months and six months ended June 30, 2022 and 2021, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

Cost of products sold	$—	$2	$1	$2
Selling, general, and administrative expense	22	16	31	29
Research and development expense	—	1	1	1
Total stock based compensation expense	$22	$19	$33	$32

Related deferred income tax benefit	$2	$2	$3	$4

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2022 and 2021 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive loss	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)
Other comprehensive (loss) income before reclassifications and tax impact	(86)	(3)	32	—	(57)
Tax expense	(28)	—	(8)	—	(36)
Other comprehensive (loss) income, net of tax, before reclassifications	(114)	(3)	24	—	(93)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	—	2	3
Net (decrease) increase in other comprehensive income	(114)	(2)	24	2	(90)
Balance, net of tax, at June 30, 2022	$(528)	$(16)	$(71)	$(104)	$(719)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive income	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
Other comprehensive income before reclassifications and tax impact	31	3	1	—	35
Tax benefit (expense)	6	(2)	(1)	—	3
Other comprehensive income, net of tax, before reclassifications	37	1	—	—	38
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive income	37	4	—	2	43
Balance, net of tax, at June 30, 2021	$(249)	$(23)	$(112)	$(127)	$(511)

At June 30, 2022 and December 31, 2021, the cumulative tax adjustments were $120 million and $168 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $460 million and $250 million at June 30, 2022 and December 31, 2021, respectively, and cumulative losses on loans designated as hedges of net investments of $68 million and $116 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 were insignificant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 were as follows:

Basic Earnings Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2022	2021	2022	2021

Net income attributable to Dentsply Sirona	$73	$96	$142	$208

Weighted average common shares outstanding	214.9	218.4	215.9	218.6

Earnings per common share - basic	$0.34	$0.44	$0.66	$0.95

Diluted Earnings Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2022	2021	2022	2021

Net income attributable to Dentsply Sirona	$73	$96	$142	$208

Weighted average common shares outstanding	214.9	218.4	215.9	218.6
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	0.4	2.3	0.6	2.2
Total weighted average diluted shares outstanding	215.3	220.7	216.5	220.8

Earnings per common share - diluted	$0.34	$0.43	$0.66	$0.94

For the three and six months ended June 30, 2022, the Company excluded from the computation of weighted average diluted shares outstanding 4.0 million and 3.6 million of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three and six months ended June 30, 2021, the Company excluded 0.5 million and 0.7 million of equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

The Board of Directors has approved a share repurchase program, up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At June 30, 2022, the Company had authorization to repurchase $740 million in shares of common stock remaining under the share repurchase program.

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

The ASR agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 9, 2022 of $120 million and a forward contract indexed to the Company’s common stock for an amount of common shares to be determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value and upon final settlement was recorded as Treasury Stock in the Consolidated Balance Sheets at June 30, 2022. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

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

The fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets, $2 million of Current Liabilities and $1 million of Other long-term liabilities. The cash paid and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $7 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations, and is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the six months ended June 30, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $2 million.

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

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations. The goodwill is expected to be deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the six months ended June 30, 2022 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

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

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company’s existing business operations. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the six months ended June 30, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	15
In-process R&D	10	Indefinite
Total	$76

The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended June 30, 2022 and June 30, 2021, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

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

The Company’s segment information for the three and six months ended June 30, 2022 and 2021 was as follows:
Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

Technologies & Equipment	$595	$617	$1,160	$1,212
Consumables	428	445	832	876
Total net sales	$1,023	$1,062	$1,992	$2,088
Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

Technologies & Equipment	$119	$133	$205	$257
Consumables	142	154	277	303
Segment adjusted operating income	261	287	482	560

Reconciling items expense (income):
All other (a)	81	69	146	132
Restructuring and other costs	7	5	10	8
Interest expense, net	15	15	27	29
Other expense (income), net	13	8	11	(1)
Amortization of intangible assets	53	56	108	111
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1	3	2	5
Income before income taxes	$91	$131	$178	$276
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 8 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2022	December 31, 2021

Raw materials and supplies	$144	$139
Work-in-process	76	72
Finished goods	361	304
Inventories, net	$581	$515

The Company’s inventory reserve was $79 million and $86 million at June 30, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three and six months ended June 30, 2022 and 2021 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended		Six Months Ended
(in millions)	2022	2021	2022	2021

Cost of products sold	$—	$(1)	$—	$(3)
Selling, general, and administrative expenses	—	3	—	3
Restructuring and other costs	7	5	10	8
Total restructuring and other costs	$7	$7	$10	$8

The Company’s restructuring accruals at June 30, 2022 were as follows:

	Severance
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$5	$9	$—	$14
Provisions	1	1	6	8
Amounts applied	(3)	(3)	(2)	(8)
Change in estimates	(1)	—	—	(1)
Balance at June 30, 2022	$2	$7	$4	$13

	Other Restructuring Costs
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$4	$—	$—	$4
Provisions	—	1	—	1
Amounts applied	(3)	—	—	(3)
Balance at June 30, 2022	$1	$1	$—	$2
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2021	Provisions	Amounts Applied	Change in Estimates	June 30, 2022

Technologies & Equipment	$7	$1	$(2)	$—	$6
Consumables	11	7	(7)	(1)	10
All Other	—	1	(2)	—	(1)
Total	$18	$9	$(11)	$(1)	$15
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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2022 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$134	$112
Total derivative instruments designated as cash flow hedges	$134	$112

Hedges of Net Investments
Foreign exchange forward contracts	$168	$84
Cross currency basis swaps	280	—
Total derivative instruments designated as hedges of net investments	$448	$84

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	161	62
Total derivative instruments designated as fair value hedges	$411	$62

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$328	$328
Total derivative instruments not designated as hedges	$328	$328
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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of June 30, 2022 and December 31, 2021, $23 million and $25 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At June 30, 2022, the Company expects to reclassify an immaterial amount of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 4, Comprehensive Income (Loss).

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023. The Company enters into additional foreign exchange contracts as individual contracts within the portfolio mature. As of June 30, 2022 the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through June 2024.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and six months ended June 30, 2022 and 2021 were insignificant.

Derivative Instrument Activity

The amount of gains and losses recorded in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(3)	Cost of products sold	$2	$—
Interest rate swaps	—	Interest expense, net	(1)	—
Total for cash flow hedging	$(3)		$1	$—

Hedges of Net Investments
Cross currency basis swaps	$21	Interest expense, net	$—	$1
Foreign exchange forward contracts	10	Other expense (income), net	—	1
Total for net investment hedging	$31		$—	$2

Fair Value Hedges
Foreign exchange forward contracts	1	Other expense (income), net	—	16
Total for fair value hedging	$1		$—	$16

	Three Months Ended June 30, 2021
(in millions)	Gain (Loss) Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(1)	$1
Interest rate swaps	—	Interest expense, net	(2)	—
Total for cash flow hedging	$3		$(3)	$1

Hedges of Net Investments
Cross currency basis swaps	$(2)	Interest expense, net	$—	$2
Foreign exchange forward contracts	3	Other expense (income), net	—	—
Total for net investment hedging	$1		$—	$2

Fair Value Hedges
Foreign exchange forward contracts	$—	Interest expense, net	$—	$(4)
Total for fair value hedging	$—		$—	$(4)

The amount of gains and losses recorded in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$—	Cost of products sold	$2	$—
Interest rate swaps	—	Interest expense, net	(2)	—
Total for cash flow hedging	$—		$—	$—

Hedges of Net Investments
Cross currency basis swaps	$29	Interest expense, net	$—	$2
Foreign exchange forward contracts	13	Other expense (income), net	—	1
Total for net investment hedging	$42		$—	$3

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$1
Foreign exchange forward contracts	(1)	Other expense (income), net	—	24
Total for fair value hedging	$(1)		$—	$25

	Six Months Ended June 30, 2021
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(3)	Cost of products sold	$(2)	$1
Interest rate swaps	—	Interest expense, net	(3)	—
Total for cash flow hedging	$(3)		$(5)	$1

Hedges of Net Investments
Cross currency basis swaps	$7	Interest expense, net	$—	$4
Foreign exchange forward contracts	3	Other expense (income), net	—	—
Total for net investment hedging	$10		$—	$4

Fair Value Hedges
Foreign exchange forward contracts	$—	Other expense (income), net	$—	$12
Total for fair value hedging	$—		$—	$12

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$29	$22	$3	$2
Interest rate swaps	—	—	4	21
Cross currency basis swaps	5	21	—	—
Total	$34	$43	$7	$23

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$3	$—
Total	$4	$—	$3	$—

	December 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$18	$11	$2	$1
Interest rate swaps	5	—	—	9
Cross currency basis swaps	4	—	—	7
Total	$27	$11	$2	$17

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$55	$—	$55	$(5)	$—	$50
Cross currency basis swaps	26	—	26	(7)	—	19
Total assets	$81	$—	$81	$(12)	$—	$69

Liabilities
Foreign exchange forward contracts	$8	$—	$8	$(7)	$—	$1
Interest rate swaps	25	—	25	(5)	—	20
Total liabilities	$33	$—	$33	$(12)	$—	$21

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(9)	$—	$22
Total assets	$31	$—	$31	$(9)	$—	$22

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Interest rate swaps	4	—	4	(2)	—	2
Cross currency basis swaps	4	—	4	(3)	—	1
Total liabilities	$12	$—	$12	$(9)	$—	$3

NOTE 11 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company’s total debt, including current portion, was $1,927 million and $2,027 million, respectively, at June 30, 2022. At December 31, 2021, the estimated fair value and carrying value were $2,239 million and $2,095 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at June 30, 2022 and December 31, 2021 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$26	$—	$26	$—
Foreign exchange forward contracts	55	—	55	—
Long-term debt	25	—	25	—
Total assets	$106	$—	$106	$—

Liabilities
Interest rate swaps	$25	$—	$25	$—
Foreign exchange forward contracts	8	—	8	—
Contingent considerations on acquisitions	9	—	—	9
Total liabilities	$42	$—	$33	$9

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5	$—	$5	$—
Long-term debt	4	—	4	—
Cross currency basis swaps	4	—	4	—
Foreign exchange forward contracts	30	—	30	—
Total assets	$43	$—	$43	$—

Liabilities
Interest rate swaps	$9	$—	$9	$—
Cross currency basis swaps	7	—	7	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	10	—	—	10
Total liabilities	$30	$—	$20	$10
Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rate swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency basis swaps and forward exchange contracts that are considered hedges of net investment in foreign operations.

There have been no transfers between levels during the six months ended June 30, 2022.

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

Other Tax Matters

The impact of discrete items is separately recognized in the quarter in which they occur. During the three months ended June 30, 2022, changes in tax expense for other discrete tax matters are not significant. During the six months ended June 30, 2022, the Company recorded $1 million of tax expense for other discrete tax matters. The decrease in the effective tax rate is due to the overall decrement in the Company’s performance and the corresponding earnings mix of jurisdictions in which Company does business.

During the three and six months ended June 30, 2021, the Company recorded $3 million and $2 million, respectively, of tax expense for other discrete tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

At June 30, 2022, the Company had $535 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The Company had $193 million and $170 million outstanding borrowings under the commercial paper facility at June 30, 2022 and December 31, 2021, respectively. The Company also has a $700 million multi-currency revolving credit facility which serves as a back-stop credit facility for the Company’s commercial paper program. At June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $54 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $26 million. At June 30, 2022, the weighted-average interest rate for short-term debt was 2.2%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company’s operations and financial condition. At June 30, 2022, the Company was in compliance with all debt covenants. As a result of the Company’s failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Therefore, the Company has not suffered an event of default as a result of the delayed filings

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired. Based on the Company’s 2022 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their respective carrying values, resulting in no impairment.

The fair values of reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. Intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method, or using a qualitative assessment. A change in any of the estimates and assumptions used in the annual test, a decline in the overall markets or in the use of intangible assets among other factors, could have a material adverse effect to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit’s business. While we consider these assumptions to be reasonable and appropriate, they are subjective, and additional adverse changes in these key assumptions, as well as unfavorable changes in the overall markets served by these reporting units, among other factors, would have a negative material impact to the fair value of the reporting units and indefinite-lived intangible assets and would result in a future impairment charge.

As disclosed in Note 16- Subsequent Events, the company anticipates recording a pre-tax charge for the impairment of goodwill and indefinite-lived intangible assets in the range of $1.0 billion - $1.3 billion in the third quarter 2022. The timing of this impairment charge in the third quarter was the result of the following factors:

•
Current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations. Since the second quarter, core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 200 basis points.

•
Reduced earnings forecasts for several reporting units as these forecasts were impacted by ongoing macroeconomic forces. First, global demand has weakened for certain products in the third quarter as inflationary pressures impacted the discretionary spending behavior of our customers, which has introduced new competitive challenges. Additionally, raw materials, supply chain, and service costs have all increased due to changes in our business model and broad inflationary trends.

For additional information on evaluations subsequent to June 30, 2022, including the likely impairment of goodwill and indefinite-lived intangibles identified during the third quarter of 2022, refer to the Note 16- Subsequent Events.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2021
Goodwill	$5,989	$880	$6,869
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,096	$880	$3,976

Translation and other	(99)	(19)	(118)

Balance at June 30, 2022
Goodwill	$5,890	$861	$6,751
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$2,997	$861	$3,858

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,632	$(774)	$858	$1,729	$(762)	$967
Tradenames and trademarks	273	(89)	184	269	(79)	190
Licensing agreements	31	(26)	4	36	(32)	4
Customer relationships	1,050	(562)	488	1,091	(545)	546
Total definite-lived	$2,986	$(1,451)	$1,534	$3,125	$(1,418)	$1,707

Indefinite-lived tradenames and trademarks	$552	$—	$552	$598	$—	$598
In-process R&D (a)	14	—	14	14	—	14
Total indefinite-lived	$566	$—	$566	$612	$—	$612

Total identifiable intangible assets	$3,552	$(1,451)	$2,100	$3,737	$(1,418)	$2,319
(a) Intangible assets acquired in a business combination that are in-process and used in research and development (“R&D”) activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not yet considered probable of payment as of June 30, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company’s consolidated balance sheet as of June 30, 2022.

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

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $39 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court. Subsequently, the Swedish Tax Authority has conceded in pending court proceedings that the Company should be granted further interest expense deductions, but still claims that interest expense deductions incurring a maximum additional tax expense of $7 million should be disallowed on grounds not relating to European Union law.

The Company intends to vigorously defend its positions and pursue related appeals in the above-described pending matters.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Except as otherwise noted, the Company generally cannot predict what the eventual outcome of the above-described pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At June 30, 2022, non-cancelable purchase commitments are as follows:

(in millions)

2022	$114
2023	121
2024	61
2025	36
2026	43
Thereafter	—
Total	$375
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22 “Commitments and Contingencies” in our 2021 Form 10-K/A for the fiscal year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of June 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the date of these interim unaudited consolidated financial statements but prior to issuance, the Company has continued to monitor macroeconomic events after its most recent annual goodwill impairment testing which was completed during the second quarter ended June 30, 2022. In the three months ended September 30, 2022, the Company expects to record a pre-tax non-cash charge for the impairment of goodwill and intangible assets in the range of $1.0 billion - $1.3 billion, due primarily to macroeconomic factors such as higher cost of capital, cost inflation, unfavorable foreign currency impacts, and increased supply chain costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows.

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

Company Profile

DENTSPLY SIRONA Inc. is a leading manufacturer of professional dental products and technologies, with a 135-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets comprehensive solutions for dental equipment and consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed on the Nasdaq stock market under the symbol XRAY.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As first disclosed in the Company’s Form 12b-25 filed on May 10, 2022, the Audit and Finance Committee of the Company’s Board of Directors (the “Audit and Finance Committee”), assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company (“the North America Investigation”). In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud but determined that certain former members of senior management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company’s Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. While the North America Investigation was ongoing, the Audit and Finance Committee determined that the scope of the internal investigation should be expanded to analyze an increase in returns of products in China during the fourth quarter of 2021 previously identified by management (the “China Investigation”). Based on the China Investigation, the Audit and Finance Committee concluded that members of the Company’s local commercial team in China, as well as the head of the Company’s Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company’s local accounting organization, by obstructing the work of the accounting team and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by the certain members of the Company’s local commercial team in China, as well as the former Chief Financial Officer and the head of the Company’s Asia-Pacific commercial organization, violated the Company’s Code of Ethics and Business Conduct. Refer to the Explanatory Note to this Form 10-Q for more information on each of these investigations and the related findings of the Audit and Finance Committee.

In connection with the restatement of the financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. These material weaknesses in internal controls over financial reporting were not remediated as of June 30, 2022 and are not remediated through the date of this filing. For more information about the internal investigation and its findings, the specific material weaknesses in internal control over financial reporting and the current status of the Company’s remedial actions, please see Part II, Item 9A Controls and Procedures of the Company’s 2021 Form 10-K/A.

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

Impact of COVID-19

The Company’s financial results and operations continue to be impacted by the COVID-19 pandemic and its effect on inflation, supply chains, distribution networks and consumer behavior. Information pertaining to the impact of the pandemic on the Company’s business during 2021 as well as the Company’s response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K/A. Updates to that summary of impact for the six months ended June 30, 2022 are as follows:

•As further described in the “Results of Operations” discussion below, the Company continues to experience supply chain challenges resulting from the pandemic including increased lead times, limited availability of certain components, raw material price increases, and higher shipping costs. As a result of supply chain constraints, the Company continued to have an elevated backlog at the end of the second quarter relative to the start of the year, primarily in imaging equipment for orders on hand unable to be filled due to continued shortages of electronic components. The Company has continued taking steps to mitigate the impact of these trends, including seeking alternative supplier sources for key raw materials.

•Sales continue to be impacted in certain geographic areas by public response to the COVID-19 pandemic. Towards the end of the first quarter of 2022, authorities in China re-imposed severe restrictions on individual and business activities in response to the resurgence of COVID-19 infections from variants of the virus, resulting in a loss of sales due to distribution constraints and lower demand from patient traffic locally. Primarily as a result of these factors, sales in China declined by $38 million in the first six months of 2022 compared to 2021. Although restrictions in major areas where the Company operates in China have lightened by the end of the second quarter, adverse trends in certain regions could persist if these restrictions are renewed as a result of additional outbreaks. Early in 2022, certain other markets in North America and EMEA experienced more limited setbacks in demand as a result of increased infections and related practice of social distancing requirements. While most government authorities have not re-imposed restrictions with significant impacts, it continues to be unclear when the remaining constraints will be lifted, and to what degree future variants of the virus or renewed restrictions in other markets may impact short-term demand for the Company’s products more broadly.

Impact of Russia’s Invasion of Ukraine

On February 24, 2022, Russian forces launched military action against Ukraine, resulting in warfare and significant disruption in the region (“the conflict”). As a result of the invasion, economic sanctions have been imposed by the U.S., the European Union, and other countries on certain Russian financial institutions, businesses and individuals.

The Company does not have significant operations in Russia or Ukraine. The Company’s net sales in Russia and Ukraine approximate 3% of the Company’s consolidated net sales, and the Company’s net assets in these two countries aggregate to $74 million, or less than 2% of consolidated net assets. Due to the medical nature of its products, the current sanctions have not materially restricted the Company’s ability to continue selling to customers located in Russia. The Company sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, it has purchased sufficient quantities for the near term, and is in process of identifying alternate sources for the longer term. The Company’s operations in Ukraine consist primarily of research and development activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the six months ended June 30, 2022 as a result of these developments.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

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

The Company’s net sales for the three months ended June 30, 2022 and 2021, and the reconciliation to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,023	$1,062	$(39)	(3.7)%
Foreign exchange impact				(6.1)%
Acquisitions				0.1%
Organic sales				2.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to both the T&E and Consumables segments and was primarily due to strong performance in volumes for CAD/CAM, Equipment & Instruments, and Healthcare products globally, as well as a benefit from price increases. These drivers were offset by the continued impact of supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments and Consumables products, the impact of COVID-19 variants on demand from patient traffic in China, and weaker performance in the United States as explained below.

Net Sales by Segment

Technologies & Equipment

Net sales for the three months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$595	$617	$(22)	(3.6%)
Foreign exchange impact				(7.3%)
Acquisitions				0.2%
Organic sales				3.5%
Percentages are based on actual values and may not recalculate due to rounding.

As mentioned above, the increase in organic sales was primarily due to strong performance in volumes for CAD/CAM, Equipment & Instruments, and Healthcare products, as well as a benefit from price increases. The sales growth in CAD/CAM units is attributed to both Europe and the Rest of World regions, partially offset by sales of CAD/CAM products in the United States which were negatively impacted by high dealer inventory levels at the start of the quarter, as explained below. Supply chain constraints have also continued to adversely impact the Company’s ability to fulfill orders for certain Equipment & Instruments products.

Consumables

Net sales for the three months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$428	$445	$(17)	(3.8%)
Foreign exchange impact				(4.4%)
Organic sales				0.6%
Percentages are based on actual values and may not recalculate due to rounding.

The slight increase in organic sales was primarily driven by growth in Other Consumables including preventive products and the benefit from pricing adjustments, largely offset by the impact of COVID-19 variants on sales volumes in China, and the continuing impact of supply chain constraints affecting the ability to fulfill orders for certain products.

Net Sales by Region

United States

Net sales for the three months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$358	$363	$(5)	(1.3%)
Foreign exchange impact				(0.8%)
Acquisitions				0.2%
Organic sales				(0.7%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable primarily to T&E, driven primarily by lower wholesale volumes for CAD/CAM products, due in part to high dealer inventory at the start of the quarter. Dealer inventory on hand for CAD/CAM units was approximately $10 million higher at the start of the second quarter 2022 than at the beginning of the comparative second quarter of 2021. This level of dealer inventory was reduced by approximately $25 million during the second quarter 2022, compared to a build in inventory level of approximately $20 million in the second quarter of 2021. Sales volumes during the three months ended June 30, 2022, were also negatively impacted by ongoing global supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products. Within Orthodontics, a decline in sales of direct-to-consumer clear aligners was partly offset by strong demand for dentist-directed clear aligners. The decline in sales volume was partly offset by overall growth in Equipment & Instruments, particularly for imaging products, and the Healthcare business, as well as a benefit from price increases.

Europe

Net sales for the three months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$414	$429	$(15)	(3.6%)
Foreign exchange impact				(9.3%)
Organic sales				5.7%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Equipment & Instruments, CAD/CAM, and Endodontic and Restorative Consumables products, as a result of favorable market trends and demand, as well as a benefit from price increases. The organic sales growth was partly suppressed by ongoing global supply chain constraints, particularly for certain Equipment & Instruments products which rely on electrical components.

Rest of World

Net sales for the three months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$251	$270	$(19)	(7.1%)
Foreign exchange impact				(8.1%)
Organic sales				1.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was attributable to the T&E segment, primarily driven by higher sales growth for CAD/CAM products. This increase was partly offset by the impact of ongoing global supply chain constraints and the adverse impact of COVID-19, particularly in China which was affected by lower demand resulting from ongoing government restrictions affecting patient traffic.

Gross Profit

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$581	$595	$(14)	(2.5%)

Gross profit as a percentage of net sales	56.7%	56.1%	60 bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit for the quarter was negatively impacted by the decrease in volumes as described above, as well as foreign currency translation headwinds of $42 million. Gross profit margins as a percentage of net sales improved slightly in the current period due to the benefit of price increases and favorable foreign currency transaction gains being offset by unfavorable product mix. The impact of higher raw materials, labor, and distribution costs as a result of supply chain constraints and global inflation during the period was mostly offset by higher capitalized purchase price and manufacturing variances which will be reflected in cost of sales in future periods.

Operating Expenses

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$410	$393	$17	4.0%
Research and development expenses (“R&D”)	45	43	2	6.2%
Restructuring and other costs	7	5	2	36.3%

SG&A as a percentage of net sales	40.0%	37.0%	300 bps
R&D as a percentage of net sales	4.5%	4.0%	50 bps
Percentages are based on actual values and may not recalculate due to rounding.

SG&A Expenses

SG&A expenses increased primarily due to special costs including executive severance and legal expenses. The increase in SG&A expenses as a percentage of net sales is also driven by lower absorption of expenses due to lower sales.

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

Restructuring and Other Costs

During the three months ended June 30, 2022, the Company recorded net expense of $7 million of restructuring costs in connection with the various restructuring initiatives. For further details see, Note 9, Restructuring and other costs, in the Notes to Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended June 30,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$119	$133	$(14)	(10.5%)

Consumables	142	154	(12)	(7.8%)
(a) See Note 7, Segment Information, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes, offset by benefits from pricing adjustments.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change

Interest expense, net	$15	$15	$—	(5.8)%
Other expense (income), net	13	8	5	NM
Net interest and other expense (income)	$28	$23	$5
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended June 30, 2022 was flat compared to the three months ended June 30, 2021.

Other expense (income), net

Other expense (income), net for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was as follows:

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change

Loss on sales of non-core businesses	$—	$6	$(6)
Foreign exchange (gain) loss (a)	1	1	—
Loss from equity method investments	10	1	9
Defined benefit pension plan expenses	2	3	(1)
Other non-operating loss (gain)	—	(3)	3
Other expense (income), net	$13	$8	$5
(a) Foreign exchange gains are primarily related to the revaluation of intercompany payables and loans.

In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, effective April 1, 2022, the functional currency of the Company’s Turkish subsidiaries was changed to the U.S. dollar, the reporting currency of the parent. The impact of recognizing foreign currency gains and losses resulting from this change in functional currency were not material to the period.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change

Provision for income taxes	$18	$35	$(17)

Effective income tax rate	19.3%	26.6%

Net income attributable to Dentsply Sirona	$73	$96	$(23)

Net income per common share - diluted	$0.34	$0.43
Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the three months ended June 30, 2022, the provision for income taxes was $18 million as compared to $35 million during the three months ended June 30, 2021. The reduction in tax expense as compared to the prior period is driven primarily by the earnings mix of jurisdictions in which the Company does business and the overall decrease in the Company’s income before taxes.

During the three months ended June 30, 2022, changes in tax expense for other discrete tax matters are not significant. During the three months ended June 30, 2021, the Company recorded $3 million tax expense for other discrete matters.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

Net Sales

The Company’s net sales for the six months ended June 30, 2022 and 2021, and the reconciliation to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,992	$2,088	$(96)	(4.6%)
Foreign exchange impact				(5.4%)
Acquisitions				0.2%
Divestitures and discontinued products				(0.2%)
Organic sales				0.8%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was due to benefits from price increases and strong performance in the T&E segment in markets outside the United States as explained below. These increases were largely offset by overall weaker performance in the United States, including sales of CAD/CAM and Endodontic & Restorative Consumables products, and the ongoing impact of ongoing global supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products. Results were also negatively impacted by COVID-19 variants on demand from patient traffic in certain markets, particularly China.

Net Sales by Segment

Technologies & Equipment

Net sales for the six months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,160	$1,212	$(52)	(4.3%)
Foreign exchange impact				(6.3%)
Acquisitions				0.3%
Organic sales				1.7%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to strong performance for Implants and Equipment & Instruments, partly as a result of beneficial price increases. These positive drivers were offset by the impact of ongoing global supply chain constraints resulting in the Company’s inability to fulfill orders for certain Equipment & Instruments and CAD/CAM products, as well as the impact of COVID-19 reducing sales volumes in certain markets, particularly China. Sales of CAD/CAM products in the United States were also negatively impacted by high dealer inventory levels at the start of the year, as explained below.

Consumables

Net sales for the six months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$832	$876	$(44)	(5.0%)
Foreign exchange impact				(4.1%)
Divestitures and discontinued products				(0.4%)
Organic sales				(0.5%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily due to the impact of ongoing global supply chain constraints affecting the ability to fulfill orders for certain products, and the impact of COVID-19 variants on sales volumes in certain markets, particularly China. Sales during the comparative first half of 2021 benefited from a restocking of products by customers as part of the overall recovery from the pandemic. The decline in sales volume was partly offset by strong performance for Preventive Consumables and the benefit from the price increases.

Net Sales by Region

United States

Net sales for the six months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$666	$710	$(44)	(6.1%)
Foreign exchange impact				(0.6%)
Acquisitions				0.4%
Divestitures and discontinued products				(0.1%)
Organic sales				(5.8%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable to both segments, driven primarily by lower wholesale volumes for Restorative & Endodontic Consumables and CAD/CAM products, due in part to high dealer inventory at the start of the year. Dealer inventory on hand for CAD/CAM units was approximately $50 million higher at the start of 2022 than at the beginning of 2021. The level of inventory was reduced by approximately $35 million during the first half of 2022, compared to a build in inventory levels of approximately $45 million in the first half of 2021. Sales volumes during the six months ended June 30, 2022, were also negatively impacted by ongoing global supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products, and the impact of COVID-19 on demand early in the first quarter. The decline in sales volume was partly offset by sales growth in the Implants business and a benefit from price increases implemented in the current quarter. Within Orthodontics, a decline in sales of direct-to-consumer clear aligners was partly offset by strong demand for dentist-directed clear aligners.

Europe

Net sales for the six months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$825	$846	$(21)	(2.5%)
Foreign exchange impact				(8.4%)
Divestitures and discontinued products				(0.1%)
Organic sales				6.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Equipment & Instruments, CAD/CAM and Implants products as a result of favorable market trends and demand, as well as a benefit from price increases. The organic sales growth was partly suppressed by ongoing global supply chain constraints, particularly for certain Equipment & Instruments products which rely on electrical components.

Rest of World

Net sales for the six months ended June 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$501	$532	$(31)	(5.8%)
Foreign exchange impact				(7.0%)
Acquisitions				0.1%
Divestitures and discontinued products				(0.2%)
Organic sales				1.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to higher sales growth for CAD/CAM products. This increase was partly offset by supply shortages for certain Equipment & Instruments products, and the adverse impact of COVID-19 on volumes, particularly in China which was affected by lower demand resulting from ongoing government restrictions affecting patient traffic.

Gross Profit

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$1,102	$1,174	$(72)	(6.2%)

Gross profit as a percentage of net sales	55.3%	56.3%	(100) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit was negatively impacted by foreign currency headwinds of $74 million and a decrease in sales volumes during the period. Gross profit margins as a percentage of net sales declined in the current period due to the impact of higher raw materials, labor, and distribution costs as a result of supply chain constraints and global inflation during the period, partly offset by the benefit of price increases and higher capitalized purchase price and manufacturing variances which will be reflected in cost of sales in future periods.

Operating Expenses

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$786	$779	$7	0.8%
Research and development expenses (“R&D”)	90	83	7	8.8%
Restructuring and other costs	10	8	2	22.9%

SG&A as a percentage of net sales	39.4%	37.3%	210 bps
R&D as a percentage of net sales	4.5%	4.0%	50 bps
Percentages are based on actual values and may not recalculate due to rounding.

SG&A Expenses

SG&A expenses increased primarily due to special costs including executive severance and legal expenses, offset by lower spend for acquisition activities and sales and marketing resources relative to the first half of prior year when strategic investments were made during the COVID-19 recovery. The increase in SG&A expenses as a percentage of net sales was also driven by lower absorption of expenses due to lower sales.

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

Restructuring and Other Costs

During the three months ended June 30, 2022, the Company recorded net expense of $10 million of restructuring costs in connection with the various restructuring initiatives. For further details see, Note 9, Restructuring and other costs, in the Notes to Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Six Months Ended June 30,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$205	$257	$(52)	(20.2%)

Consumables	277	303	(26)	(8.6%)
(a) See Note 7, Segment Information, in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global inflation.

Other Income and Expense

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Interest expense, net	$27	$29	$(2)	(9.5%)
Other expense (income), net	11	(1)	12	NM
Net interest and other expense	$38	$28	$10
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the six months ended June 30, 2022 decreased by $2 million as compared to the six months ended June 30, 2021, driven primarily by lower average long-term debt levels in 2022 relative to the prior year.

Other expense (income), net

Other expense (income), net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was as follows:

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change

Gain on sales of non-core businesses	$—	$(7)	$7
Foreign exchange gains (a)	(4)	(1)	(3)
Loss from equity method investments	10	1	9
Defined benefit pension plan expenses	4	6	(2)
Other non-operating loss	1	—	1
Other expense (income), net	$11	$(1)	$12
(a) Foreign exchange gains are primarily related to the revaluation of intercompany payables and loans.

In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, effective April 1, 2022, the functional currency of the Company’s Turkish subsidiaries was changed to the U.S. dollar, the reporting currency of the parent. The impact of recognizing foreign currency gains and losses resulting from this change in functional currency were not material to the period.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2022	2021	$ Change

Provision for income taxes	$36	$68	$(32)

Effective income tax rate	20.1%	24.5%

Net income attributable to Dentsply Sirona	$142	$208	$(66)

Net income per common share - diluted	$0.66	$0.94
Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the six months ended June 30, 2022, the provision for income taxes was $36 million as compared to $68 million during the six months ended June 30, 2021. The decrease in tax expense in the current period is driven by the divestiture and its related tax impact in the prior period, and additional discrete tax expense, as well changes in the earnings mix in jurisdictions in which the Company operates.

During the six months ended June 30, 2022, the Company recorded $1 million of tax expense for other discrete tax matters, none of which are individually significant. During the six months ended June 30, 2021, the Company recorded a $2 million tax benefit for other discrete matters. The Company also recorded a $4 million tax expense as a discrete item related to business divestitures.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the 2021 Form 10-K/A other than those changes explained in Part I, Item 1, Note 1, Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Goodwill Impairment

Goodwill represents the excess cost over the fair value of the identifiable net assets of businesses acquired. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company’s reporting units are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350.

For the fiscal year 2022, the Company performed its goodwill impairment test as of April 1, 2022 and elected to bypass the qualitative assessment and performed a quantitative assessment. The Company did not record any goodwill impairment during the first six months of 2022 or 2021.

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

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. The Company performed this annual impairment test as of April 1, 2022 in conjunction with the goodwill impairment annual test. The Company did not record any indefinite-lived intangible asset impairment during the first six months of 2022 or 2021.

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

Impairments Subsequent to June 30, 2022

The Company has continued to monitor macroeconomic events after its most recent annual impairment testing for goodwill and indefinite-lived intangible assets which was completed during the second quarter ended June 30, 2022. In the three months ended September 30, 2022, the Company expects to record a pre-tax non-cash charge for the impairment of goodwill and intangible assets in the range of $1.0 billion - $1.3 billion, due primarily to macroeconomic factors such as higher cost of capital, cost inflation, unfavorable foreign currency impacts, and increased supply chain costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows.

The timing of this impairment charge in the third quarter was the result of the following factors:

•
Current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations. Since the second quarter, core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 200 basis points.

•
Reduced earnings forecasts for several reporting units as these forecasts were impacted by ongoing macroeconomic forces. First, global demand has weakened for certain products in the third quarter as inflationary pressures impacted the discretionary spending behavior of our customers, which has introduced new competitive challenges. Additionally, raw materials, supply chain, and service costs have all increased due to changes in our business model and broad inflationary trends.

A change in any of these estimates and assumptions used in the annual test, or in the tests utilized subsequent to June 30, 2022, as well as unfavorable changes in the ongoing COVID-19 pandemic, or in the overall markets served by these reporting units, among other factors, could have further negative material impacts to the fair value of the reporting units and the indefinite-lived tangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill and indefinite-lived assets impairment testing will not result in a material adverse impact to the Company’s results of operations.

Refer to Part I, Item 1, Note 14, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company’s annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change

Cash provided by (used in):
Operating activities	$266	$263	$3
Investing activities	(83)	(279)	196
Financing activities	(162)	(78)	(84)
Effect of exchange rate changes on cash and cash equivalents	2	(12)	14
Net increase (decrease) in cash and cash equivalents	$23	$(106)	$129

Cash provided by operating activities remained flat despite lower sales in the period, primarily as a result of changes in working capital including higher liabilities for trade payables and a decrease in accounts receivable, offset by the build-up in inventory during the current period, partly as a consequence of temporary COVID-19 related shutdowns in China. For the six months ended June 30, 2022, the number of days for sales outstanding in accounts receivable decreased by 2 days to 58 days as compared to 60 days at December 31, 2021, and the number of days of sales in inventory increased by 18 days to 128 days at June 30, 2022 as compared to 110 days at December 31, 2021.

The decrease in cash used in investing activities was primarily due to lower cash paid for acquisitions of $241 million, partially offset by higher capital expenditures of $19 million, and less cash received on sale of non-strategic businesses of $27 million. The Company estimates capital expenditures to be in the range of approximately $160 million to $180 million for the full year 2022 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The increase in cash used in financing activities was driven by higher cash outflows related to stock repurchases of $60 million and reduced proceeds from exercises of stock options of $39 million, offset by higher proceeds from short-term borrowings of $32 million primarily from using the Company’s commercial paper program. As a result of this activity, combined with a decrease of $88 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company’s total borrowings decreased by a net $68 million during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) of $150 million with approximately 2.4 million shares delivered during March 2022 at a volume-weighted average price of $50.44. In April 2022 an additional 0.7 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.1 million shares repurchased under the agreement. At June 30, 2022, $740 million of authorization remained available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At June 30, 2022, the Company held 49.7 million shares of treasury stock.

The Company’s ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	June 30, 2022	December 31, 2021

Current portion of debt	$220	$182
Long-term debt	1,807	1,913
Less: Cash and cash equivalents	362	339
Net debt	$1,665	$1,756

Total equity	4,838	4,997
Total capitalization	$6,503	$6,753

Total net debt to total capitalization ratio	25.6%	26.0%

At June 30, 2022, the Company had a total remaining borrowing capacity of $535 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $193 million outstanding borrowings under the commercial paper facility at June 30, 2022 resulting in $507 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $54 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2022, the Company has $26 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At June 30, 2022, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2022, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

Beginning in the second quarter of 2022, the Company’s financial results have been impacted by the costs associated with the internal investigation conducted by the Audit and Finance Committee and assisted by independent legal counsel and forensic accountants. These costs have included professional service fees associated with the investigation itself, as well as third party accounting and legal costs incurred by management to make assessments and revisions and begin remediation activities in response to the investigation’s findings. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $25 million for the three months ended June 30, 2022 with additional charges of approximately $20 million expected to be recorded in the third quarter of 2022. Although the investigation has been completed at the time of this filing, related costs are expected to continue as a material trend into the fourth quarter of 2022 and beyond into 2023 as the Company completes its remediation activities described in Part I, Item 4 Controls and Procedures of this Form 10-Q, and incurs incremental legal defense costs pertaining to the matters described in Note 15 Commitments and Contingencies to the financial statements included in Part I, Item 1.

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

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting, as described below under “Material Weaknesses in Internal Control over Financial Reporting.”

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2022:

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

As of the filing of this Form 10-Q, the material weaknesses described above have not yet been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

The Company’s management will continue to work towards full remediation of these material weaknesses to improve its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s 2021 Form 10-K/A.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

April 1, 2022 to April 30, 2022	0.7	$40.99	$30	$740
May 1, 2022 to May 31, 2022	—	—	—	740
June 1, 2022 to June 30, 2022	—	—	—	740
	0.7	$40.99	$30	$740
(a) On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. On March 8, 2022, the Company entered into an ASR Agreement with a financial institution, to repurchase $150 million of the Company’s common stock. The final settlement of $30 million of common stock occurred in April 2022. For further information see Part I, Item 1, Note 5, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Interim Chief Executive Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and John P. Groetelaars, dated April 16, 2022(1)
10.2	Interim Chief Financial Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated April 16, 2022(2)
10.3	Dentsply Sirona Inc. Key Employee Severance Benefits Plan, dated May 25, 2022(3)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to exhibit included in the Company's Form 8-K, dated April 19, 2022, File no. 0-16211.
(2) Incorporated by reference to exhibit included in the Company's Form 8-K, dated April 19, 2022, File no. 0-16211.
(3) Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2022, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	November 7, 2022
	Simon D. Campion	Date
Chief Executive Officer

/s/	Glenn G. Coleman	November 7, 2022
	Glenn G. Coleman	Date
Chief Financial Officer