Form 10-Q
period 2022-09-30
DENTSPLY SIRONA Inc.
filed 2022-11-14
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to
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

EXPLANATORY NOTE

As described in additional detail in the Explanatory Notes to its Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the "2021 Form 10-K/A") and Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 (the "Form 10-Q/A"), DENTSPLY SIRONA Inc. (the "Company"), restated its audited consolidated financial statements for the fiscal year ended December 31, 2021 and the unaudited consolidated financial statements for the quarter ended September 30, 2021.

The impact of the restatement on the Company's consolidated financial statements included herein is further described in Note 1, Significant Accounting Policies and Restatement. The comparative financial information for the three and nine months ended September 30, 2021 provided herein should be read in conjunction with the applicable financial statements and accompanying notes of the Company, as provided in the 2021 Form 10-K/A and the Form 10-Q/A.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-Q in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part II, Item 1A “Risk Factors” of this Form 10-Q and in Part I, Item 1A, “Risk Factors” of Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed on November 7, 2022, and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Investors should understand it is not possible to predict or identify all such factors or risks. As such, you should not consider the risks identified in the Company’s SEC filings to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$947	$1,040	$2,939	$3,128
Cost of products sold	439	471	1,329	1,385

Gross profit	508	569	1,610	1,743
Selling, general, and administrative expenses	401	395	1,187	1,174
Research and development expenses	41	39	131	122
Goodwill impairment	1,187	—	1,187	—
Intangible asset impairment and other costs	97	3	107	11

Operating (loss) income	(1,218)	132	(1,002)	436

Other income and expenses:
Interest expense, net	14	14	41	43
Other expense (income), net	9	5	20	4

(Loss) income before income taxes	(1,241)	113	(1,063)	389
(Benefit) provision for income taxes	(164)	29	(128)	97

Net (loss) income	(1,077)	84	(935)	292

Less: Net income attributable to noncontrolling interest	—	—	—	—

Net (loss) income attributable to Dentsply Sirona	$(1,077)	$84	$(935)	$292

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(5.01)	$0.39	$(4.34)	$1.34
Diluted	$(5.01)	$0.38	$(4.34)	$1.32

Weighted average common shares outstanding:
Basic	214.9	218.6	215.6	218.6
Diluted	214.9	220.5	215.6	220.7

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(1,077)	$84	$(935)	$292

Other comprehensive loss, net of tax:
Foreign currency translation loss	(148)	(68)	(310)	(130)
Net gain on derivative financial instruments	22	10	54	19
Pension liability gain	1	2	4	8
Total other comprehensive loss, net of tax	(125)	(56)	(252)	(103)

Total comprehensive (loss) income	(1,202)	28	(1,187)	189

Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Total comprehensive (loss) income attributable to Dentsply Sirona	$(1,202)	$28	$(1,187)	$189

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$418	$339
Accounts and notes receivables-trade, net	645	750
Inventories, net	592	515
Prepaid expenses and other current assets	284	248
Total Current Assets	1,939	1,852

Property, plant, and equipment, net	714	773
Operating lease right-of-use assets, net	201	198
Identifiable intangible assets, net	1,875	2,319
Goodwill	2,584	3,976
Other noncurrent assets	209	121
Total Assets	$7,522	$9,239

Liabilities and Equity
Current Liabilities:
Accounts payable	$271	$262
Accrued liabilities	711	760
Income taxes payable	68	57
Notes payable and current portion of long-term debt	246	182
Total Current Liabilities	1,296	1,261

Long-term debt	1,737	1,913
Operating lease liabilities	154	149
Deferred income taxes	246	391
Other noncurrent liabilities	475	528
Total Liabilities	3,908	4,242

Commitments and contingencies (Note 15)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2022 and December 31, 2021
214.9 million and 217.4 million shares outstanding at September 30, 2022 and December 31, 2021
Capital in excess of par value	6,619	6,606
Retained earnings	498	1,514
Accumulated other comprehensive loss	(844)	(592)
Treasury stock, at cost, 49.6 million and 47.1 million shares at September 30, 2022 and December 31, 2021, respectively	(2,663)	(2,535)
Total Dentsply Sirona Equity	3,613	4,996

Noncontrolling interests	1	1
Total Equity	3,614	4,997
Total Liabilities and Equity	$7,522	$9,239
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864
Net income	—	—	73	—	—	73	—	73
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	—	—	—	2	2	—	2
Stock based compensation expense	—	16	—	—	—	16	—	16
Funding of employee stock purchase plan	—	—	—	—	1	1	—	1
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit distributions	—	(3)	—	—	1	(2)	—	(2)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.125 per share)	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2022	$3	$6,617	$1,602	$(719)	$(2,666)	$4,837	$1	$4,838
Net loss	—	—	(1,077)	—	—	(1,077)	—	(1,077)
Other comprehensive loss	—	—	—	(125)	—	(125)	—	(125)
Stock based compensation expense	—	3	—	—	—	3	—	3
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(1)	—	—	—	(1)	—	(1)
Cash dividends ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at September 30, 2022	$3	$6,619	$498	$(844)	$(2,663)	$3,613	$1	$3,614

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	112	—	—	112	—	112
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	11	—	—	22	33	—	33
Stock based compensation expense	—	13	—	—	—	13	—	13
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Treasury shares purchased	—	—	—	—	(90)	(90)	—	(90)
Restricted stock unit distributions	—	(11)	—	—	7	(4)	—	(4)
Cash dividends declared ($0.10 per share)	—	—	(22)	—	—	(22)	—	(22)
Balance at March 31, 2021	$3	$6,618	$1,288	$(554)	$(2,468)	$4,887	$3	$4,890
Net income	—	—	96	—	—	96	—	96
Other comprehensive income	—	—	—	43	—	43	—	43
Exercise of stock options	—	3	—	—	9	12	—	12
Stock based compensation expense	—	19	—	—	—	19	—	19
Restricted stock unit distributions	—	(2)	—	—	1	(1)	—	(1)
Cash dividends declared ($0.11 per share)	—	—	(25)	—	—	(25)	—	(25)
Balance at June 30, 2021	$3	$6,638	$1,359	$(511)	$(2,458)	$5,031	$3	$5,034
Net income	—	—	84	—	—	84	—	84
Other comprehensive loss	—	—	—	(56)	—	(56)	—	(56)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	23	—	—	—	23	—	23
Funding of employee stock purchase plan	—	1	—	—	2	3	—	3
Restricted stock unit distributions	—	(4)	—	—	1	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.11 per share)	—	—	(23)	—	—	(23)	—	(23)
Balance at September 30, 2021	$3	$6,659	$1,419	$(567)	$(2,454)	$5,060	$3	$5,063

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(935)	$292

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90	94
Amortization of intangible assets	159	167
Goodwill impairment	1,187	—
Indefinite-lived intangible asset impairment	94	—
Deferred income taxes	(220)	(11)
Stock based compensation expense	47	54
Other non-cash expense	38	13
Gain on sale of non-strategic businesses and product lines	—	(14)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	43	(89)
Inventories, net	(140)	(88)
Prepaid expenses and other current assets, net	(46)	(24)
Other noncurrent assets	(13)	(12)
Accounts payable	40	(45)
Accrued liabilities	(2)	70
Income taxes	41	6
Other noncurrent liabilities	(8)	22
Net cash provided by operating activities	375	435

Cash flows from investing activities:
Capital expenditures	(117)	(101)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(248)
Cash received on sale of non-strategic businesses or product lines	—	27
Cash received on derivative contracts	10	1
Other investing activities	(2)	2
Net cash used in investing activities	(109)	(319)

Cash flows from financing activities:
Cash paid for accelerated share repurchase	(150)	—
Proceeds on short-term borrowings	64	147
Cash paid for treasury stock	—	(90)
Cash dividends paid	(78)	(68)
Proceeds from long-term borrowings, net of deferred financing costs	7	15
Repayments on long-term borrowings	(2)	(297)
Proceeds from exercised stock options	6	47
Other financing activities, net	(15)	(11)
Net cash used in financing activities	(168)	(257)
Effect of exchange rate changes on cash and cash equivalents	(19)	(16)
Net increase (decrease) in cash and cash equivalents	79	(157)
Cash and cash equivalents at beginning of period	339	438
Cash and cash equivalents at end of period	$418	$281
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K/A for the year ended December 31, 2021, as amended and filed on November 7, 2022.

Recently Concluded Investigation

As previously disclosed, the Audit and Finance Committee of the Company's Board of Directors (the "Audit and Finance Committee"), assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company. The investigation was conducted in two components, one pertaining to allegations regarding the Company’s use of incentives to sell products to certain distributors in North America in the third and fourth quarters of 2021 (the "North American Investigation") and another to analyze the increase in returns of products in China during the fourth quarter of 2021 identified by the Company (the "China Investigation"). In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud. The Audit and Finance Committee found that certain former members of senior management, including the Company's former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company's Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. The North America Investigation found that certain former members of senior management, including the former Chief Executive Officer and the former Chief Financial Officer created a culture where employees did not feel comfortable raising concerns without fear of retaliation. In addition, the North America Investigation substantiated certain allegations regarding inappropriate tone at the top by the former Chief Executive Officer and the former Chief Financial Officer. Based on the China Investigation, the Audit and Finance Committee concluded that members of the Company's local commercial team in China, as well as the head of the Company's Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company's local accounting team, by obstructing the work of the accounting team and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by the certain members of the Company's local commercial team in China, as well as the former Chief Financial Officer and the head of the Company's Asia-Pacific commercial organization, violated the Company's Code of Ethics and Business Conduct.

On October 29, 2022, the Audit and Finance Committee determined that its investigation was complete.

Prior Restatement and Other Corrections of Previously Issued Consolidated Financial Statements

The interim consolidated financial statements include previously-made corrections to the three-month and nine-month periods ended September 30, 2021 which were presented in Note 1 to the interim consolidated financial statements and notes thereto for these same periods in the Company's Form 10-Q/A filed on November 7, 2022. This restatement corrected for errors related to certain customer incentive programs as well as the accounting and assumptions in the determination of estimates related to the Company’s sales returns provisions, warranty reserve provisions and variable consideration. In addition, a failure to appropriately account for certain product returns and/or exchanges identified as part of the China investigation referred to above resulted in an overstatement of Net sales in the third quarter of 2021 of approximately $4 million which should have been recorded in the fourth quarter of 2021, and was also reflected in the restated interim financial statements for the three and nine month periods ended September 30, 2021. In conjunction with making these corrections, the Company has also made certain other restatements and revisions for previously identified errors. The restatement from these collective errors resulted in a decrease to Net sales by $29 million, a decrease to Gross profit by $22 million, a decrease to Operating income of $27 million and a decrease to Diluted EPS by $0.09 per share from amounts previously reported for the three-month period ended September 30, 2021. The restatement resulted in a decrease to Net sales by $35 million, a decrease to Gross profit by $25 million, a decrease to Operating income of $32 million and a decrease to Diluted EPS by $0.13 per share from amounts previously reported for the nine-month period ended September 30, 2021.

In order to correct these errors, management previously restated the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2021 which are presented as the comparative periods in the accompanying consolidated financial statements, and also restated as necessary the comparative periods presented in the related notes included herein to correct these accounting errors. For details of these restatements on the previously issued financial statements for these periods, refer to Note 1 of the interim consolidated financial statements in the Company's Form 10-Q/A filed on November 7, 2022. The Company also restated its consolidated financial statements for the fiscal year ended December 31, 2021 in its Form 10-K/A filed on November 7, 2022.

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

Specifically, for the three months ended September 30, 2022, some of these estimates and assumptions continue to be based on an ongoing evaluation of expected future impacts from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly have a negative material impact on the Company's financial condition, liquidity, or results of operations in future periods is highly uncertain and difficult to predict. More specifically, although demand for the Company’s products has largely recovered from the impact of rigorous preventive measures implemented at the outset of the pandemic, it continues to be affected by social distancing guidelines, dental practice safety protocols which reduce patient traffic, and some lingering patient reluctance to seek dental care. Also, impacts from the pandemic continue to be experienced in the form of shortages for specific materials such as electronic components, higher related transportation costs, and labor shortages. Throughout 2022, the Company has continued to experience supply chain constraints, which has impacted its ability to timely produce and deliver certain products, and has also resulted in increases in shipping rates. In the third quarter the Company has been further impacted by deteriorating macroeconomic conditions more generally, including rising global interest rates and inflationary pressures which have raised the price of inputs, impacted the discretionary spending behavior of our customers, and introduced new competitive challenges. To address these issues, the Company has taken steps to mitigate the impact of these trends, including continued emphasis on cost reduction and supply chain efficiencies. However, uncertainties remain regarding how long these impacts will continue or whether future variants of the virus may have an adverse impact in affected markets.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which was subsequently amended by ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope" in January 2021. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. The amendments in this standard were effective upon issuance and generally can be applied to contract modifications made or evaluated through December 31, 2022. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)", which requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Seasonality

Our business is subject to seasonal fluctuations. Our sales and profits are typically the highest during the third and fourth quarters due to DS World, our annual dental conference, which historically has occurred near the end of September. As a result, a disproportionate amount of operating cash flows is generated in the fourth quarter of our fiscal year. Despite a significant portion of these sales occurring in the third and fourth quarter, there are operating expenses, principally advertising and promotional expenses, throughout the year. Because of the seasonal nature of the Company's business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

Equipment & Instruments	$163	$176	$498	$523
CAD/CAM	116	147	351	403
Orthodontics	76	63	220	212
Implants	135	150	439	461
Healthcare	66	76	208	225
Technology & Equipment segment revenue	$556	$612	$1,716	$1,824

Endodontic & Restorative	$282	$313	$887	$953
Other Consumables	109	115	336	351
Consumables segment revenue	$391	$428	$1,223	$1,304

Total net sales	$947	$1,040	$2,939	$3,128

Net sales disaggregated by geographic region for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

United States	$357	$384	$1,023	$1,094
Europe	358	393	1,183	1,239
Rest of World	232	263	733	795
Total net sales	$947	$1,040	$2,939	$3,128

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $74 million and $68 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively. The Company recognized revenue deferred as of December 31, 2021 of approximately $48 million during the current year. The Company expects to recognize significantly all of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $9 million at September 30, 2022 and $13 million at December 31, 2021. For the three months and nine months ended September 30, 2022 and 2021, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

Cost of products sold	$1	$2	$2	$4
Selling, general, and administrative expense	12	19	43	48
Research and development expense	1	1	2	2
Total stock based compensation expense	$14	$22	$47	$54

Related deferred income tax benefit	$1	$2	$4	$6

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the nine months ended September 30, 2022 and 2021 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)
Other comprehensive (loss) income before reclassifications and tax impact	(86)	(3)	32	—	(57)
Tax expense	(28)	—	(8)	—	(36)
Other comprehensive (loss) income, net of tax, before reclassifications	(114)	(3)	24	—	(93)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	—	2	3
Net (decrease) increase in other comprehensive income	(114)	(2)	24	2	(90)
Balance, net of tax, at June 30, 2022	$(528)	$(16)	$(71)	$(104)	$(719)
Other comprehensive (loss) income before reclassifications and tax impact	(120)	3	28	—	(89)
Tax expense	(28)	(1)	(7)	—	(36)
Other comprehensive (loss) benefit, net of tax, before reclassifications	(148)	2	21	—	(125)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(148)	1	21	1	(125)
Balance, net of tax, at September 30, 2022	$(676)	$(15)	$(50)	$(103)	$(844)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(74)	(6)	9	3	(68)
Tax (expense) benefit	(25)	2	(2)	(1)	(26)
Other comprehensive (loss) income, net of tax, before reclassifications	(99)	(4)	7	2	(94)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2	—	2	4
Net (decrease) increase in other comprehensive income	(99)	(2)	7	4	(90)
Balance, net of tax, at March 31, 2021	$(286)	$(27)	$(112)	$(129)	$(554)
Other comprehensive income before reclassifications and tax impact	31	3	1	—	35
Tax benefit (expense)	6	(2)	(1)	—	3
Other comprehensive income, net of tax, before reclassifications	37	1	—	—	38
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net increase in other comprehensive income	37	4	—	2	43
Balance, net of tax, at June 30, 2021	$(249)	$(23)	$(112)	$(127)	$(511)
Other comprehensive (loss) income before reclassifications and tax impact	(59)	6	3	—	(50)
Tax expense	(9)	(1)	(1)	—	(11)
Other comprehensive (loss) income, net of tax, before reclassifications	(68)	5	2	—	(61)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	2	5
Net (decrease) increase in other comprehensive income	(68)	8	2	2	(56)
Balance, net of tax, at September 30, 2020	$(317)	$(15)	$(110)	$(125)	$(567)
At September 30, 2022 and December 31, 2021, the cumulative tax adjustments were $84 million and $168 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $639 million and $250 million at September 30, 2022 and December 31, 2021, respectively, and cumulative losses on loans designated as hedges of net investments of $37 million and $116 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 were not significant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 were as follows:

Basic Earnings Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2022	2021	2022	2021

Net (loss) income attributable to Dentsply Sirona	$(1,077)	$84	$(935)	$292

Weighted average common shares outstanding	214.9	218.6	215.6	218.6

(Loss) earnings per common share - basic	$(5.01)	$0.39	$(4.34)	$1.34

Diluted Earnings Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2022	2021	2022	2021

Net (loss) income attributable to Dentsply Sirona	$(1,077)	$84	$(935)	$292

Weighted average common shares outstanding	214.9	218.6	215.6	218.6
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.9	—	2.1
Total weighted average diluted shares outstanding	214.9	220.5	215.6	220.7

(Loss) earnings per common share - diluted	$(5.01)	$0.38	$(4.34)	$1.32

The calculation of weighted average diluted common shares outstanding excluded 0.3 million and 0.5 million of potentially diluted common shares because the Company reported a net loss for the three months ended and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2022, the Company excluded from the computation of weighted average diluted shares outstanding 3.6 million of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three and nine months ended September 30, 2021, the Company excluded 0.9 million and 0.9 million of equivalent shares of common stock outstanding from stock options and RSUs, respectively, because their effect would be antidilutive.

The Board of Directors has approved a share repurchase program, of up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At September 30, 2022, the Company had authorization to repurchase $740 million in shares of common stock remaining under the share repurchase program.

On March 8, 2022, the Company entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution to purchase the Company's common stock based on the volume-weighted average price of the Company's common stock during the term of the agreement, less a discount.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 8, 2022	$150	2.4	$50.44	80%	April 19, 2022	3.1	$48.22

The ASR agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 9, 2022 of $120 million and a forward contract indexed to the Company's common stock for an amount of common shares to be determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value and upon final settlement was recorded as Treasury Stock in the Consolidated Balance Sheets at September 30, 2022. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

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

The fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets, $2 million of Current Liabilities and $1 million of Other long-term liabilities. The cash paid and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $7 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company's existing business operations, and is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the nine months ended September 30, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $2 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

In-process R&D	$3	Indefinite
On June 1, 2021, the effective date of the transaction, the Company paid $132 million to acquire substantially all of the assets of Propel Orthodontics LLC and certain of its affiliated entities, a privately-held business based in California ("Propel Orthodontics"). The acquired business manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices to orthodontists and their patients primarily within the clear aligner market. The acquisition is expected to further accelerate the growth and profitability of the Company's combined clear aligners business.

The fair values of the assets acquired and liabilities assumed in connection with the Propel Orthodontics acquisition were as follows:

(in millions)

Other current assets	$4
Intangible assets	66
Current liabilities	(1)
Net assets acquired	69
Goodwill	63
Purchase consideration	$132

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company's existing business operations. The goodwill is expected to be deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the nine months ended September 30, 2022 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	10

On January 21, 2021, the effective date of the transaction, the Company paid $94 million with the potential for additional earn-out provision payments of up to $10 million, to acquire 100% of the outstanding shares of Datum Dental, Ltd. ("Datum"), a privately-held producer and distributor of specialized regenerative dental material based in Israel. The fair value of the earn-out provision has been valued at $9 million as of the transaction date, resulting in a total purchase price of $103 million.

The fair values of the assets acquired and liabilities assumed in connection with the Datum acquisition were as follows:

(in millions)

Cash and cash equivalents	$2
Other current assets	2
Intangible assets	76
Current liabilities	(2)
Other long-term assets (liabilities), net	(14)
Net assets acquired	64
Goodwill	39
Purchase consideration	$103

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $39 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the Company anticipates realizing from integrating the acquired assets into the Company's existing business operations. The goodwill is not deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the year ended December 31, 2021 and the nine months ended September 30, 2022 were immaterial to the financial statements, resulting in an increase to goodwill of $6 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

Developed technology	$66	15
In-process R&D	10	Indefinite
Total	$76

In the nine months ended September 30, 2022, certain earn-out provisions were achieved and the Company made cash payments of $5 million to the former shareholders of Datum with no impact to the Company's Statement of Operations for the period. As of September 30, 2022, the remaining contingent consideration obligation was $4 million.

The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the periods ended September 30, 2022 and September 30, 2021, are not material in relation to the Company’s net sales and earnings for those periods. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

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

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill impairments, intangible asset impairments and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

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

The Company’s segment information for the three and nine months ended September 30, 2022 and 2021 was as follows:
Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

Technologies & Equipment	$556	$612	$1,716	$1,824
Consumables	391	428	1,223	1,304
Total net sales	$947	$1,040	$2,939	$3,128
Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

Technologies & Equipment	$73	$134	$278	$391
Consumables	121	123	398	426
Segment adjusted operating income	194	257	676	817

Reconciling items expense (income):
All other (a)	77	67	223	199
Goodwill impairment	1,187	—	1,187	—
Intangible asset impairment and other costs	97	3	107	11
Interest expense, net	14	14	41	43
Other expense (income), net	9	5	20	4
Amortization of intangible assets	51	56	159	167
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	—	(1)	2	4
(Loss) income before income taxes	$(1,241)	$113	$(1,063)	$389
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 8 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2022	December 31, 2021

Raw materials and supplies	$142	$139
Work-in-process	70	72
Finished goods	380	304
Inventories, net	$592	$515

The Company's inventory reserve was $77 million and $86 million at September 30, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 9 – INTANGIBLE ASSET IMPAIRMENT AND OTHER COSTS

Intangible asset impairment and other costs for the three and nine months ended September 30, 2022 and 2021 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
(in millions)	2022	2021	2022	2021

Cost of products sold	$—	$—	$—	$(3)
Selling, general, and administrative expenses	—	3	—	6
Intangible asset impairment and other costs	97	3	107	11
Total intangible asset impairment and other costs	$97	$6	$107	$14

For the three and nine months ended September 30, 2022, the above costs include an impairment charge of $94 million related to indefinite-lived tradenames and trademarks within the Technologies & Equipment segment and the Consumables segment. For more information on this impairment charge, refer to Note 14 Goodwill and Intangible Assets.

Other costs for these periods include severance and other expense related to the Company's restructuring plans. The Company’s restructuring accruals at September 30, 2022 were as follows:

	Severance
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$5	$9	$—	$14
Provisions	1	1	8	10
Amounts applied	(3)	(5)	(3)	(11)
Change in estimates	(1)	—	—	(1)
Balance at September 30, 2022	$2	$5	$5	$12

	Other Restructuring Costs
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$4	$—	$—	$4
Provisions	1	1	1	3
Amounts applied	(4)	(1)	(1)	(6)
Balance at September 30, 2022	$1	$—	$—	$1
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2021	Provisions	Amounts Applied	Change in Estimates	September 30, 2022

Technologies & Equipment	$7	$3	$(6)	$—	$4
Consumables	11	7	(8)	(1)	9
All Other	—	3	(3)	—	—
Total	$18	$13	$(17)	$(1)	$13
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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2022 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$85	$79
Total derivative instruments designated as cash flow hedges	$85	$79

Hedges of Net Investments
Foreign exchange forward contracts	$157	$78
Cross currency basis swaps	262	—
Total derivative instruments designated as hedges of net investments	$419	$78

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	128	49
Total derivative instruments designated as fair value hedges	$378	$49

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$27	$27
Total derivative instruments not designated as hedges	$27	$27
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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of September 30, 2022 and December 31, 2021, $23 million and $25 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At September 30, 2022, the Company expects to reclassify an immaterial amount of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 4, Comprehensive Income (Loss).

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023. The Company enters into additional foreign exchange contracts as individual contracts within the portfolio mature. As of September 30, 2022, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through September 2024.

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

On January 6, 2021 the Company entered into foreign exchange forward contracts with a notional value of 1.3 billion Swedish kroner as a result of an increase in intercompany loans denominated in Swedish kronor. The foreign exchange forwards are designated as fair value hedges.

Interest Rate Risk Management

On July 1, 2021, the Company entered into variable interest rate swaps with a notional amount of $250 million, which effectively convert a portion of the underlying fixed rate of 3.3% on the $750 million Senior Notes due June 2030 to a variable interest rate. Of the $250 million notional amount, $100 million has a term of five-years maturing on June 1, 2026 and $150 million has a term of nine years maturing on March 1, 2030.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and nine months ended September 30, 2022 and 2021 were not significant.

Derivative Instrument Activity

The amount of gains and losses recorded in the Company's Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$1	$—
Interest rate swaps	—	Interest expense, net	—	—
Total for cash flow hedging	$3		$1	$—

Hedges of Net Investments
Cross currency basis swaps	$18	Interest expense, net	$—	$2
Foreign exchange forward contracts	11	Other expense (income), net	—	—
Total for net investment hedging	$29		$—	$2

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$(1)
Foreign exchange forward contracts	(1)	Other expense (income), net	—	13
Total for fair value hedging	$(1)		$—	$12

	Three Months Ended September 30, 2021
(in millions)	Gain (Loss) Recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$6	Cost of products sold	$(2)	$—
Interest rate swaps	—	Interest expense, net	(1)	—
Total for cash flow hedging	$6		$(3)	$—

Hedges of Net Investments
Cross currency basis swaps	$(1)	Interest expense, net	$—	$1
Foreign exchange forward contracts	4	Other expense (income), net	—	—
Total for net investment hedging	$3		$—	$1

Fair Value Hedges
Foreign exchange forward contracts	$—	Interest expense, net	$—	$6
Interest rate swaps	—	Cost of products sold	—	1
Total for fair value hedging	$—		$—	$7

The amount of gains and losses recorded in the Company's Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$3	$—
Interest rate swaps	—	Interest expense, net	(2)	—
Total for cash flow hedging	$3		$1	$—

Hedges of Net Investments
Cross currency basis swaps	$47	Interest expense, net	$—	$4
Foreign exchange forward contracts	24	Other expense (income), net	—	1
Total for net investment hedging	$71		$—	$5

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	(2)	Other expense (income), net	—	37
Total for fair value hedging	$(2)		$—	$37

	Nine Months Ended September 30, 2021
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(4)	$1
Interest rate swaps	—	Interest expense, net	(4)	—
Total for cash flow hedging	$3		$(8)	$1

Hedges of Net Investments
Cross currency basis swaps	$6	Interest expense, net	$—	$5
Foreign exchange forward contracts	7	Other expense (income), net	—	—
Total for net investment hedging	$13		$—	$5

Fair Value Hedges
Interest rate swaps	$—	Interest expense, net	$—	$1
Foreign exchange forward contracts	—	Other expense (income), net	—	18
Total for fair value hedging	$—		$—	$19

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$37	$29	$2	$3
Interest rate swaps	—	—	9	27
Cross currency basis swaps	3	40	—	—
Total	$40	$69	$11	$30

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$3	$—
Total	$4	$—	$3	$—

	December 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$18	$11	$2	$1
Interest rate swaps	5	—	—	9
Cross currency basis swaps	4	—	—	7
Total	$27	$11	$2	$17

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$70	$—	$70	$(6)	$—	$64
Cross currency basis swaps	43	—	43	(17)	—	26
Total assets	$113	$—	$113	$(23)	$—	$90

Liabilities
Foreign exchange forward contracts	$8	$—	$8	$(8)	$—	$—
Interest rate swaps	36	—	36	(15)	—	21
Total liabilities	$44	$—	$44	$(23)	$—	$21

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(9)	$—	$22
Total assets	$31	$—	$31	$(9)	$—	$22

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Interest rate swaps	4	—	4	(2)	—	2
Cross currency basis swaps	4	—	4	(3)	—	1
Total liabilities	$12	$—	$12	$(9)	$—	$3

NOTE 11 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt, including current portion, was $1,794 million and $1,983 million, respectively, at September 30, 2022. At December 31, 2021, the estimated fair value and carrying value were $2,239 million and $2,095 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at September 30, 2022 and December 31, 2021 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$43	$—	$43	$—
Foreign exchange forward contracts	70	—	70	—
Long-term debt	36	—	36	—
Total assets	$149	$—	$149	$—

Liabilities
Interest rate swaps	$36	$—	$36	$—
Foreign exchange forward contracts	8	—	8	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$48	$—	$44	$4

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5	$—	$5	$—
Long-term debt	4	—	4	—
Cross currency basis swaps	4	—	4	—
Foreign exchange forward contracts	30	—	30	—
Total assets	$43	$—	$43	$—

Liabilities
Interest rate swaps	$9	$—	$9	$—
Cross currency basis swaps	7	—	7	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	10	—	—	10
Total liabilities	$30	$—	$20	$10
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

There have been no transfers between fair value measurement levels during the nine months ended September 30, 2022.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes the impact of a tax position in the interim consolidated financial statements if that position is "more likely than not" of being sustained on audit based on the technical merits of the position. Under ASC 740-10, the Company provides for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in multiple jurisdictions based on its operations, some of which are under examination by taxing authorities. Certain amounts of unrecognized tax benefits may increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements, primarily due to the completion of ongoing income tax examinations. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next 12 months are not expected to be significant. Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1 million that, if recognized, would affect the effective income tax rate.

Other Tax Matters

The impact of discrete items is separately recognized in the quarter in which they occur. During the three and nine months ended September 30, 2022, changes in tax expense for discrete tax matters was $6 million and $7 million, respectively, which are primarily composed of changes arising from income tax filings in certain jurisdictions, offset by uncertain tax positions and related interest expense. The overall tax benefit as compared to the tax expense in prior period is driven primarily by the impairment of certain goodwill and indefinite-lived intangibles. The tax benefit attributed to the impact of the impairments is $183 million. Refer to Note 14, Goodwill and Intangible Assets in Item 1 of this Form 10-Q for further discussion of the impairments.

During the three and nine months ended September 30, 2021, the Company recorded $4 million and $11 million, respectively, of tax expense for discrete tax matters.

U.S. Federal Legislative Changes

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022. The bill includes numerous tax provisions, including a 15% corporate minimum tax as well as a 1% excise tax on share repurchases. The Company continues to evaluate the impact of this law on our operations; at this point, the legislation is not expected to have a material impact on consolidated financial statements.

NOTE 13 – FINANCING ARRANGEMENTS

At September 30, 2022, the Company had $503 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The Company had outstanding borrowings of $224 million and $170 million under the commercial paper facility at September 30, 2022 and December 31, 2021, respectively. The Company also has a $700 million multi-currency revolving credit facility which serves as a back-stop credit facility for the Company's commercial paper program. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $21 million. At September 30, 2022, the weighted-average interest rate for short-term debt was 4.0%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At September 30, 2022, the Company was in compliance with all debt covenants. As a result of the Company’s failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Those financial statements were delivered on November 9, 2022 and therefore, the Company has not suffered an event of default as a result of the delayed filings.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired. In preparing its financial statements for the quarter ended September 30, 2022, the Company identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units, included within the Technologies & Equipment segment. The Company has experienced adverse macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain and service costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows.

The fair values of the two reporting units above were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The Company's significant assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit's business. As a result, the Company recorded a pre-tax goodwill impairment charge related to the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively.

The timing of this impairment charge in the third quarter was the result of current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations. Since the second quarter, core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 200 basis points. Further, earnings forecasts were reduced for several reporting units as these forecasts were impacted by ongoing macroeconomic forces. Global demand has weakened for certain products in the third quarter as inflationary pressures impacted the discretionary spending behavior of our customers, which has introduced new competitive challenges. Additionally, raw materials, supply chain, and service costs have all increased due to changes in our business model and broad inflationary trends.

At September 30, 2022, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $234 million and $192 million, respectively. As the fair value of these reporting units approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. Based on quantitative analysis performed for the other three reporting units within the Technologies & Equipment and Consumables segments, the Company believes there is no indication that the carrying value "more likely than not" exceeds the fair value in each case as of September 30, 2022; however, any further deterioration in key assumptions could result in impairment charges in the future.

For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. If discount rates were hypothetically increased by 100 basis points at September 30, 2022, one reporting unit within the Technologies & Equipment segment would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,068 million at September 30, 2022.

In preparing the financial statements for the quarter ended September 30, 2022, in conjunction with the goodwill impairment, the Company tested the intangible assets related to the businesses within the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment for impairment. The Company also identified an indicator of impairment for indefinite-lived intangible assets within the Consumables reporting unit within the Consumables segment. Intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method, or using a qualitative assessment. The Company's significant assumptions in the relief from royalty method included, but were not limited to, revenue growth rates (including perpetual growth rates), royalty rates, and discount rates. As a result, the Company recorded an impairment charge of $66 million, $26 million and $2 million for the Digital Dental Group, Equipment & Instruments and Consumables reporting units, respectively, for its indefinite-lived intangible assets for the three months ended September 30, 2022. The impairment charge was primarily driven by macroeconomic factors such as higher cost of capital, cost inflation, unfavorable foreign currency impacts, and increased supply chain costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. This charge was recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. Based on qualitative assessments performed on the indefinite-lived intangible assets related to the businesses in the two other reporting units within the Technologies & Equipment segment, the Company believes there is no indication that the carrying value "more likely than not" exceeds the fair value of these intangible assets in each case as of September 30, 2022; however, any further deterioration in key assumptions could result in impairment charges in the future.

For the Company’s indefinite-lived intangible assets that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points as of September 30, 2022, the fair value of certain indefinite-lived intangible assets within the Technologies & Equipment and Consumables segments would be less than book value and are considered at-risk based on the sensitivity analysis. The carrying value of these indefinite-lived intangibles within the Technologies & Equipment and Consumables segments was $43 million and $30 million, respectively, at September 30, 2022.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the annual or interim tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2021
Goodwill	$5,989	$880	$6,869
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,096	$880	$3,976

Impairment	(1,187)	—	(1,187)
Translation and other	(170)	(35)	(205)

Balance at September 30, 2022
Goodwill	$5,819	$845	$6,664
Accumulated impairment losses	(4,080)	—	(4,080)
Goodwill, net	$1,739	$845	$2,584

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,569	$(764)	$805	$1,729	$(762)	$967
Tradenames and trademarks	269	(90)	179	269	(79)	190
Licensing agreements	31	(26)	5	36	(32)	4
Customer relationships	1,005	(553)	452	1,091	(545)	546
Total definite-lived	$2,874	$(1,433)	$1,441	$3,125	$(1,418)	$1,707

Indefinite-lived tradenames and trademarks	$426	$—	$426	$598	$—	$598
In-process R&D (a)	8	—	8	14	—	14
Total indefinite-lived	$434	$—	$434	$612	$—	$612

Total identifiable intangible assets	$3,308	$(1,433)	$1,875	$3,737	$(1,418)	$2,319
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed. During the third quarter of 2022, the completion of certain R&D activities occurred, resulting in the reclassification of $5 million of in-process R&D to in-service assets with a definite life.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not yet considered probable of payment as of September 30, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties to Olivares and Holt are in the process of seeking court approval of that settlement. The expected settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of September 30, 2022.

On June 7, 2018, and August 9, 2018, two putative class action suits were filed, and later consolidated, in the Supreme Court of the State of New York, County of New York claiming that the Company and certain individual defendants, violated U.S. securities laws (the "State Court Action") by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. ("Sirona") with DENTSPLY International Inc. (the "Merger"). The amended complaint alleges that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company's products had been engaging in anticompetitive conduct. The plaintiffs seek to recover damages on behalf of a class of former Sirona shareholders who exchanged their shares for shares of the Company's stock in the Merger. On September 26, 2019, the Court granted the Company's motion to dismiss all claims and a judgement dismissing the case was subsequently entered. On February 4, 2020, the Court denied plaintiffs' post-judgement motion to vacate or modify the judgement and to grant them leave to amend their complaint. The plaintiffs appealed the dismissal and the denial of the post-judgement motion to the Supreme Court of the State of New York, Appellate Division, First Department, and the Company cross-appealed select rulings in the Court's decision dismissing the action. The plaintiffs' appeals and the Company's cross-appeal were consolidated and argued on January 12, 2021. On February 2, 2021, the Appellate Division issued its decision upholding the dismissal of the State Court Action with prejudice on statute of limitations grounds. The Plaintiffs did not appeal the Appellate Division decision.

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

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. If such interest expense deductions were disallowed, the Company would be subject to an additional $36 million in tax expense. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On November 5, 2018, the Company delivered its final argument to the Administrative Court of Appeals at a hearing. The European Union Commission has taken the view that Sweden’s interest deduction limitation rules are incompatible with European Union law and supporting legal opinions, and therefore the Company has not paid the tax or made provision in its financial statements for such potential expense. This view has now been confirmed by the European Union Court of Justice in a preliminary ruling requested by the Swedish Supreme Administrative Court. Subsequently, the Swedish Tax Authority has conceded in pending court proceedings that the Company should be granted further interest expense deductions, but still claims that interest expense deductions incurring a maximum additional tax expense of $7 million should be disallowed on grounds not relating to European Union law.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At September 30, 2022, non-cancelable purchase commitments are as follows:

(in millions)

2022	$66
2023	175
2024	77
2025	58
2026	69
Thereafter	—
Total	$445
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22 “Commitments and Contingencies” in our 2021 Form 10-K/A.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of September 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As first disclosed in the Company's Form 12b-25 filed on May 10, 2022, the Audit and Finance Committee of the Company's Board of Directors (the "Audit and Finance Committee"), assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company ("the North America Investigation"). In the North America Investigation, the Audit and Finance Committee concluded that there was no evidence of intentional wrongdoing or fraud but determined that certain former members of senior management, including the Company's former Chief Executive Officer and former Chief Financial Officer, violated provisions of the Company's Code of Ethics and Business Conduct. In addition, these former members of senior management did not maintain and promote an appropriate control environment focused on compliance in areas of the Company’s business, nor did they sufficiently promote, monitor or enforce adherence to the Code of Ethics and Business Conduct. While the North America Investigation was ongoing, the Audit and Finance Committee determined that the scope of the internal investigation should be expanded to analyze an increase in returns of products in China during the fourth quarter of 2021 previously identified by management (the "China Investigation"). Based on the China Investigation, the Audit and Finance Committee concluded that members of the Company's local commercial team in China, as well as the head of the Company's Asia-Pacific commercial organization, committed intentional wrongdoing by failing to provide requested information to the Company's local accounting organization, by obstructing the work of the accounting team and by lacking truthfulness in providing information to the Company and to the Audit and Finance Committee as part of the China Investigation. The China Investigation also determined that these actions by the certain members of the Company's local commercial team in China, as well as the former Chief Financial Officer and the head of the Company's Asia-Pacific commercial organization violated the Company's Code of Ethics and Business Conduct.

Refer to the Explanatory Note to the 2021 Form 10-K/A for more information on each of these investigations and the related findings of the Audit and Finance Committee.

In connection with the restatement of the financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the fiscal year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. These material weaknesses in internal controls over financial reporting were not remediated as of September 30, 2022 and are not remediated through the date of this filing. For more information about the internal investigation and its findings, the specific material weaknesses in internal control over financial reporting and the current status of the Company’s remedial actions, please see Part II, Item 9A Controls and Procedures of the 2021 Form 10-K/A.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment ("T&E") and Consumables.

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

Impact of COVID-19

The Company's financial results and operations continue to be impacted by the COVID-19 pandemic and its effect on inflation, supply chains, distribution networks and consumer behavior. Information pertaining to the impact of the pandemic on the Company's business during 2021 as well as the Company's response can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K/A. Updates to that summary of impact for the nine months ended September 30, 2022 are as follows:

•As further described in the "Results of Operations" discussion below, the Company continues to experience supply chain challenges resulting from the pandemic including increased lead times, limited availability of certain components, raw material price increases, and higher shipping costs. As a result of supply chain constraints, the Company continued to have an elevated backlog at September 30, 2022 relative to historical levels, primarily in connection with orders on hand for imaging equipment which we are unable to fill due to continued shortages of electronic components. The Company has continued taking steps to mitigate the impact of these trends, including seeking alternative supplier sources for key raw materials.

•Sales continue to be impacted in certain geographic areas by public response to the COVID-19 pandemic. Towards the end of the first quarter of 2022, authorities in China began to periodically re-impose severe restrictions on individual and business activities in response to the resurgence of COVID-19 infections from variants of the virus, resulting in a loss of sales due to distribution constraints and lower demand from reduced patient traffic locally. Primarily as a result of these factors, sales in China declined by $55 million in the first nine months of 2022 compared to the first nine months of 2021. Adverse trends in certain regions could persist if these restrictions are renewed as a result of additional outbreaks. While most government authorities have not re-imposed restrictions with significant impacts, it continues to be unclear when the remaining constraints will be lifted, and to what degree future variants of the virus or renewed restrictions in other markets may impact short-term demand for the Company's products more broadly.

Impact of Russia’s Invasion of Ukraine

On February 24, 2022, Russian forces launched military action against Ukraine, resulting in warfare and significant disruption in the region ("the conflict"). As a result of the invasion, economic sanctions have been imposed by the U.S., the European Union, and other countries on certain Russian financial institutions, businesses and individuals.

The Company does not have significant operations in Russia or Ukraine. The Company’s net sales in Russia and Ukraine approximate 3% of the Company’s consolidated net sales, and the Company’s net assets in these two countries aggregate to $90 million, or less than 2% of consolidated net assets. These net assets include $73 million of cash and cash equivalents held within Russia as of September 30, 2022. Due to the medical nature of its products, the current sanctions have not materially restricted the Company's ability to continue selling to customers located in Russia. The Company sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, it has purchased sufficient quantities for the near term, and is in process of identifying alternate sources for the longer term. The Company’s operations in Ukraine consist primarily of research and development activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company's operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the nine months ended September 30, 2022 as a result of these developments.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. For additional discussion of associated risks, refer to Part I, Item 1A, "Risk Factors” of the 2021 Form 10-K/A.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also presents the changes in net sales on an organic sales basis, which is a Non-GAAP measure. The Company defines "organic sales" as the reported net sales adjusted for: (1) net sales from acquired businesses recorded prior to the first anniversary of the acquisition, (2) net sales attributable to disposed businesses or discontinued product lines in both the current and prior year periods, and (3) the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period's foreign currency exchange rates.

Organic sales may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company which is utilized regularly by senior management in the review of operating results. Organic sales is disclosed to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this information is helpful in understanding underlying net sales trends.

The Company's net sales for the three months ended September 30, 2022 and 2021, and the reconciliation to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$947	$1,040	$(93)	(8.9%)
Foreign exchange impact				(8.2%)
Organic sales				(0.7%)
Percentages are based on actual values and may not recalculate due to rounding.

Organic sales declined due to the continued impact of supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments and Consumables products, and weaker performance in the United States partly due to the timing of sales to distributors as explained below, and the impact of COVID-19 variants on demand from patient traffic in China. These drivers were mostly offset by strong performance in volumes for Orthodontics products.

Net Sales by Segment

Technologies & Equipment

Net sales for the three months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$556	$612	$(56)	(9.0%)
Foreign exchange impact				(9.6%)
Organic sales				0.6%
Percentages are based on actual values and may not recalculate due to rounding.

The slight increase in organic sales was primarily due to higher volumes for Orthodontics products, as well as an overall benefit from sales of new products and price increases. These increases were mostly offset by a decline in sales of CAD/CAM products in the United States relative to the comparable quarter of 2021, due in part to the timing of sales to distributors as explained below. Sales have also continued to be adversely impacted by supply chain constraints and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components.

Consumables

Net sales for the three months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$391	$428	$(37)	(8.7%)
Foreign exchange impact				(6.2%)
Organic sales				(2.5%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily driven by lower sales volumes for Endodontic & Restorative products, particularly in the United States and China, offset by price increases and demand for new products.

Net Sales by Region

United States

Net sales for the three months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$357	$384	$(27)	(7.2%)
Foreign exchange impact				(2.0%)
Organic sales				(5.2%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was driven primarily by soft demand for Consumables products, and lower wholesale volumes for CAD/CAM products relative to prior year. Volumes for CAD/CAM products in the third quarter of 2021 benefited from a build in distributor inventory of approximately $35 million, partly as a result of incremental incentives offered during that period which did not recur in 2022, compared to a build of approximately $10 million during the third quarter of 2022 as orders from distributors have weakened in response to a slowdown in retail demand. Sales volumes during the three months ended September 30, 2022, were also negatively impacted by ongoing global supply chain constraints and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components. The decline in sales volume was partly offset by overall growth in the Orthodontics business.

Europe

Net sales for the three months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$358	$393	$(35)	(8.8%)
Foreign exchange impact				(11.8%)
Organic sales				3.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Equipment & Instruments, Orthodontics, and Endodontic & Restorative products, as a result of favorable market trends and demand, as well as a benefit from price increases. The organic sales growth was partly offset by ongoing global supply chain constraints, and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components.

Rest of World

Net sales for the three months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$232	$263	$(31)	(11.6%)
Foreign exchange impact				(11.7%)
Organic sales				0.1%
Percentages are based on actual values and may not recalculate due to rounding.

Organic sales were flat as higher sales for Other Consumables and Equipment & Instruments products were offset by declines for Endodontic & Restorative and Implants products. Volumes during the period overall were negatively impacted by ongoing global supply chain constraints and the adverse impact of COVID-19, particularly in China which was affected by lower demand resulting from ongoing government restrictions affecting patient traffic. In the third quarter of 2022, the Company began to see softer demand for Implants products in China ahead of the local volume based procurement program taking effect. Although sales have not yet been materially impacted, the Company expects sales of our Implants products in China will be negatively affected by price reductions as a result of this program which is anticipated to take effect beginning late in the fourth quarter of 2022 or the first quarter of 2023.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$508	$569	$(61)	(10.7%)

Gross profit as a percentage of net sales	53.7%	54.7%	(100) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit for the quarter was negatively impacted by the decrease in volumes as described above, as well as foreign currency translation headwinds of $50 million. Gross profit margins as a percentage of net sales declined due to the impact of higher raw materials, labor, and distribution costs as a result of supply chain constraints and global inflation during the period, as well as the impact of unfavorable product mix. These decreases were partly offset by the benefit of price increases and favorable foreign currency transaction gains.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$401	$395	$6	1.9%
Research and development expenses ("R&D")	41	39	2	5.2%
Goodwill impairment	1,187	—	1,187	NM
Intangible asset impairment and other costs	97	3	94	NM

SG&A as a percentage of net sales	42.4%	37.9%	450 bps
R&D as a percentage of net sales	4.3%	3.7%	60 bps
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses increased primarily due to costs related to the recently concluded investigation and related remediation activities, including various legal, accounting and other professional service fees, as well as turnover and other employee-related costs. The increase due to these costs was offset by lower headcount costs overall which are in part driven by decreases in incentive compensation.

R&D Expenses

The increase in R&D expenses was primarily due to higher spend within the T&E segment driven by increases in both headcount expenses and professional service fees for ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain an expanded level of investment in R&D that is at least 4% of annual net sales.

Goodwill Impairment

For the three months ended September 30, 2022, the Company recorded a goodwill impairment charge of $1,187 million. The charge was related to two reporting units within the Technologies & Equipment segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Intangible asset impairment and other costs

During the three months ended September 30, 2022, the Company recorded net expense of $97 million of intangible asset impairment and other costs which consist primarily of an impairment charge of $94 million related to certain tradenames and trademarks within the Technologies & Equipment segment and Consumables segment. For further details see, Note 9, Intangible asset impairment and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended September 30,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$73	$134	$(61)	(45.5%)

Consumables	121	123	(2)	(1.6%)
(a) See Note 7, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global inflation, offset by benefits from pricing adjustments.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change

Interest expense, net	$14	$14	$—	NM
Other expense (income), net	9	5	4	NM
Net interest and other expense (income)	$23	$19	$4
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended September 30, 2022 was flat compared to the three months ended September 30, 2021.

Other expense (income), net

Other expense (income), net for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was as follows:

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change

Foreign exchange (gain) loss (a)	$3	$8	$(5)
Loss (income) from equity method investments	4	(1)	5
Defined benefit pension plan expenses	2	2	—
Other non-operating loss (gain)	—	(4)	4
Other expense (income), net	$9	$5	$4
(a) Foreign exchange losses are primarily related to the revaluation of intercompany payables and loans.

In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, effective April 1, 2022, the functional currency of the Company's Turkish subsidiaries was changed to the U.S. dollar, the reporting currency of the parent. The impact of recognizing foreign currency gains and losses resulting from this change in functional currency were not material to the period.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change

(Benefit) provision for income taxes	$(164)	$29	$(193)

Effective income tax rate	13.2%	25.8%

Net (loss) income attributable to Dentsply Sirona	$(1,077)	$84	$(1,161)

Net (loss) income per common share - diluted	$(5.01)	$0.38
Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the three months ended September 30, 2022, the income tax benefit is $164 million as compared to the tax expense of $29 million during the three months ended September 30, 2021. This tax benefit as compared to the tax expense in prior period is driven primarily by the impairment of certain identified goodwill and indefinite-lived intangibles. The tax benefit attributed to the impact of the impairments is $183 million and is not considered discrete to the period. Refer to Note 14, Goodwill and Intangible Assets in Item 1 of this Form 10-Q for further discussion of the impairments.
During the three months ended September 30, 2022, changes in tax expense for other discrete tax matters was $6 million and is primarily composed of changes arising from income tax filings in certain jurisdictions, offset by uncertain tax positions and related interest expense.

During the three months ended September 30, 2021, the Company recorded $4 million of tax expense for other discrete tax matters primarily related to changes in uncertain tax positions and related interest expense, and tax rate changes impacting the carrying value of deferred taxes, offset by share-based compensation activity and changes in valuation allowances.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Net Sales

The Company's net sales for the nine months ended September 30, 2022 and 2021, and the reconciliation to organic sales are as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$2,939	$3,128	$(189)	(6.0%)
Foreign exchange impact				(6.3%)
Acquisitions				0.1%
Divestitures and discontinued products				(0.1%)
Organic sales				0.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was due to benefits from price increases and strong performance in the T&E segment in markets outside the United States as explained below. These increases were largely offset by overall weaker performance in the United States as explained below, including sales of CAD/CAM and Endodontic & Restorative Consumables products, and the ongoing impact of global supply chain constraints and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components. Results were also negatively impacted by COVID-19 variants on reduced demand from patient traffic in certain markets, particularly China.

Net Sales by Segment

Technologies & Equipment

Net sales for the nine months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,716	$1,824	$(108)	(5.9%)
Foreign exchange impact				(7.4%)
Acquisitions				0.2%
Organic sales				1.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to strong performance for Implants and Equipment & Instruments, partly as a result of the benefit of price increases. These positive drivers were offset by the impact of ongoing global supply chain constraints and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components, as well as the impact of COVID-19 reducing sales volumes in certain markets, particularly China. Sales of CAD/CAM products in the United States were also negatively impacted by high dealer inventory levels at the start of the year, as explained below.

Consumables

Net sales for the nine months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,223	$1,304	$(81)	(6.2%)
Foreign exchange impact				(4.8%)
Divestitures and discontinued products				(0.2%)
Organic sales				(1.2%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was due to the weaker sales for Endodontic & Restorative products, particularly in the United States. Sales were also negatively impacted by ongoing global supply chain constraints affecting the ability to fulfill orders, and the impact of COVID-19 variants on sales volumes in certain markets, particularly China. Sales during the nine months of 2021 benefited from a restocking of products by customers as part of the overall recovery from the pandemic. The decline in sales volume was partly offset by strong performance for Preventive Consumables and the benefit from the price increases.

Net Sales by Region

United States

Net sales for the nine months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,023	$1,094	$(71)	(6.5%)
Foreign exchange impact				(1.1%)
Acquisitions				0.2%
Divestitures and discontinued products				(0.1%)
Organic sales				(5.5%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable to both segments, driven primarily by lower wholesale volumes for Restorative and CAD/CAM products, due in part to high dealer inventory at the start of the year. Dealer inventory on hand for CAD/CAM units was approximately $50 million higher at the start of 2022 than at the beginning of 2021. The level of inventory was reduced by approximately $30 million during the first nine months of 2022, compared to a build in inventory levels of approximately $80 million in the first nine months of 2021, partly as a result of incremental incentives offered during that period which did not recur in 2022. Sales volumes during the nine months ended September 30, 2022, were also negatively impacted by ongoing global supply chain constraints affecting the ability to fulfill orders for certain Equipment & Instruments, CAD/CAM and Consumables products, and the impact of COVID-19 on demand early in the first quarter. The decline in sales volume was partly offset by sales growth in the Equipment & Instruments business and a benefit from price increases.
Europe

Net sales for the nine months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,183	$1,239	$(56)	(4.5%)
Foreign exchange impact				(9.5%)
Organic sales				5.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Equipment & Instruments, CAD/CAM, Implants and Endodontic & Restorative Consumables products as a result of favorable market trends and demand, as well as a benefit from price increases. The organic sales growth was partly suppressed by ongoing global supply chain constraints, particularly for certain Equipment & Instruments products which rely on electronic components.

Rest of World

Net sales for the nine months ended September 30, 2022 and 2021, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$733	$795	$(62)	(7.7%)
Foreign exchange impact				(8.5%)
Acquisitions				0.1%
Divestitures and discontinued products				(0.2%)
Organic sales				0.9%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to higher sales for CAD/CAM products. This increase was partly offset by supply shortages for certain Equipment & Instruments products, and the adverse impact of COVID-19 on volumes, particularly in China which was affected by lower demand resulting from ongoing government restrictions affecting patient traffic. In the third quarter of 2022, the Company began to see softer demand for Implants products in China ahead of the local volume based procurement program taking effect. Although sales have not yet been materially impacted, the Company expects sales of our Implants products in China will be negatively affected by price reductions as a result of this program which is anticipated to take effect beginning late in the fourth quarter of 2022 or the first quarter of 2023.

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$1,610	$1,743	$(133)	(7.7%)

Gross profit as a percentage of net sales	54.8%	55.7%	(90) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit was negatively impacted by foreign currency translation headwinds of $119 million and a decrease in sales volumes during the period. Gross profit margins as a percentage of net sales declined in the current period due to the impact of higher raw materials, labor, and distribution costs as a result of supply chain constraints and global inflation during the period, partly offset by the benefit of sales price increases.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$1,187	$1,174	$13	1.1%
Research and development expenses ("R&D")	131	122	9	7.7%
Goodwill impairment	1,187	—	1,187	NM
Intangible asset impairment and other costs	107	11	96	NM

SG&A as a percentage of net sales	40.4%	37.5%	290 bps
R&D as a percentage of net sales	4.5%	3.9%	60 bps
Percentages are based on actual values and may not recalculate due to rounding.

SG&A Expenses

SG&A expenses increased primarily due to costs related to the recently concluded investigation and related remediation activities, including various legal, accounting and other professional service fees, as well as turnover and other employee-related costs. The increase due to these costs was offset by lower headcount costs overall which are in part driven by decreases in incentive compensation.

R&D Expenses

The increase in R&D expenses was primarily due to an increase in spend within the T&E segment driven by increases in both headcount expenses and professional service fees for ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to maintain an expanded level of investment in R&D that is at least 4% of annual net sales.

Goodwill Impairment

For the nine months ended September 30, 2022, the Company recorded a goodwill impairment charge of $1,187 million. The charge was related to two reporting units within the Technologies & Equipment segment. For further information see Note 14, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Intangible asset impairment and other costs

During the nine months ended September 30, 2022, the Company recorded net expense of $107 million of intangible asset impairment and other costs which consist primarily of an impairment charge of $94 million related to certain tradenames and trademarks within the Technologies & Equipment segment and Consumables segment and $13 million in connection with the various restructuring initiatives. For further details see, Note 9, Intangible asset impairment and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Nine Months Ended September 30,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$278	$391	$(113)	(28.9%)

Consumables	398	426	(28)	(6.6%)
(a) See Note 7, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global inflation, offset by benefits from pricing adjustments.

Other Income and Expense

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	$ Change	% Change

Interest expense, net	$41	$43	$(2)	(2.6%)
Other expense (income), net	20	4	16	NM
Net interest and other expense	$61	$47	$14
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the nine months ended September 30, 2022 decreased by $2 million compared to the nine months ended September 30, 2021, driven primarily by lower average long-term debt levels in 2022 relative to prior year.

Other expense (income), net

Other expense (income), net for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change

Gain on sales of non-core businesses	$—	$(7)	$7
Foreign exchange (losses) gains (a)	(1)	7	(8)
Loss from equity method investments	14	1	13
Defined benefit pension plan expenses	6	8	(2)
Other non-operating loss (gain)	1	(5)	6
Other expense (income), net	$20	$4	$16
(a) Foreign exchange gains (losses) are primarily related to the revaluation of intercompany payables and loans.

In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, effective April 1, 2022, the functional currency of the Company's Turkish subsidiaries was changed to the U.S. dollar, the reporting currency of the parent. The impact of recognizing foreign currency gains and losses resulting from this change in functional currency were not material to the period.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2022	2021	$ Change

(Benefit) provision for income taxes	$(128)	$97	$(225)

Effective income tax rate	12.1%	24.9%

Net (loss) income attributable to Dentsply Sirona	$(935)	$292	$(1,227)

Net (loss) income per common share - diluted	$(4.34)	$1.32
Percentages are based on actual values and may not recalculate due to rounding.

Provision for income taxes

For the nine months ended September 30, 2022, the income tax benefit was $128 million as compared to the tax expense of $97 million during the nine months ended September 30, 2021. This tax benefit as compared to the tax expense in prior period was driven primarily by the impairment of certain identified goodwill and indefinite-lived intangibles. The tax benefit attributed to the impact of the impairments is $183 million and is not considered discrete to the period. Refer to Note 14, Goodwill and Intangible Assets in Item 1 of this Form 10-Q for further discussion of the impairments.
During the nine months ended September 30, 2022, tax expense for other discrete tax matters was $7 million, which was primarily composed of changes arising from income tax filings in certain jurisdictions, offset by uncertain tax positions and related interest expense.

During the nine months ended September 30, 2021, the Company recorded $11 million of tax expense for discrete tax matters of which $7 million was primarily related to changes in uncertain tax positions and related interest expense and tax rate changes impacting the carrying value of deferred taxes, offset by shared based compensation activity and changes in valuation allowances. The Company also recorded $4 million of tax expense as a discrete item related to business divestitures.

The Company continues to reassess the realizability of its deferred tax assets and, after weighing all positive and negative evidence, continues to maintain a valuation allowance on certain deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the 2021 Form 10-K/A filed on November 7, 2022 other than those changes explained in Part I, Item 1, Note 1, Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Goodwill Impairment

Goodwill represents the excess cost over the fair value of the identifiable net assets of businesses acquired. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company's reporting units are either an operating segment or one level below its operating segments, as determined in accordance with ASC 350.

In conjunction with the preparation of the financial statements for the three months ended September 30, 2022, the Company identified "more likely than not" indicators of impairment for two of its reporting units, and as a result, the Company recorded pre-tax goodwill impairment charges related to its Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively. The goodwill impairment charge was primarily driven by macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain and service costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. At September 30, 2022, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $234 million and $192 million, respectively. As the fair value of these reporting units approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. For further information, see Part 1, Item 1, Note 14, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. If discount rates were hypothetically increased by 100 basis points at September 30, 2022, one reporting unit within the Technologies & Equipment segment would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,068 million at September 30, 2022. Any further deterioration in key assumptions could result in impairment charges in the future.

To determine the fair value of the reporting units, the Company used a discounted cash flow model which utilizes both internal and market-based data as its valuation technique. The discounted cash flow model uses five-to-ten year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit's business. These assumptions were developed in consideration of current market conditions. The Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions.

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames and trademarks and are not subject to amortization; instead, tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business.

In preparing the financial statements for the quarter ended September 30, 2022, in conjunction with the goodwill impairment, the Company tested the intangible assets related to the businesses within the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment for impairment. The Company also identified an indicator of impairment for indefinite-lived intangible assets within the Consumables reporting unit within the Consumables segment. Intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method, or using a qualitative assessment. The Company's significant assumptions in the relief from royalty method included, but were not limited to, revenue growth rates (including perpetual growth rates), royalty rates, and discount rates. As a result, the Company recorded an impairment charge of $66 million, $26 million and $2 million for the Digital Dental Group, Equipment & Instruments and Consumables reporting units, respectively, for its indefinite-lived intangible assets for the three months ended September 30, 2022. The impairment charge was primarily driven by macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain and service costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. This charge was recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. For further information, see Part 1, Item 1, Note 14, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

For the Company’s indefinite-lived intangible assets that were not impaired, the Company applied a hypothetical sensitivity analysis. If the fair value of each of these indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 100 basis points as of September 30, 2022, the fair value of certain indefinite-lived intangible assets within the Technologies & Equipment and Consumables segments would be less than book value and are considered at-risk based on the sensitivity analysis. The carrying value of these indefinite-lived intangibles within the Technologies & Equipment and Consumables segments was $43 million and $30 million, respectively, at September 30, 2022. Any further deteroriation in key assumptions could result in impairment charges in the future.

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

The determination of fair value involves uncertainties around the forecasted cash flows as it requires management to make assumptions and apply judgment to estimate future business expectations. Those future expectations include, but are not limited to, macroeconomic factors such as higher cost of capital, cost inflation, unfavorable foreign currency impacts, and increased supply chain costs and new product development changes for these reporting units.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the annual or interim tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

Refer to Part I, Item 1, Note 14, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change

Cash provided by (used in):
Operating activities	$375	$435	$(60)
Investing activities	(109)	(319)	210
Financing activities	(168)	(257)	89
Effect of exchange rate changes on cash and cash equivalents	(19)	(16)	(3)
Net increase (decrease) in cash and cash equivalents	$79	$(157)	$236

Cash provided by operating activities decreased primarily as a result of lower sales during the current period, as well as a build-up in inventory partly as a consequence of temporary COVID-19 related shutdowns in China. These decreases in operating cash were offset by other changes in working capital including higher liabilities for trade accounts payables and a decrease in accounts receivable. At September 30, 2022, the number of days for sales outstanding in accounts receivable increased by 1 day to 61 days as compared to 60 days at December 31, 2021, and the number of days of sales in inventory increased by 27 days to 137 days at September 30, 2022 as compared to 110 days at December 31, 2021.

The decrease in cash used in investing activities was primarily due to lower cash paid for acquisitions of $248 million, partially offset by higher capital expenditures of $16 million, and less cash received on sale of non-strategic businesses of $27 million. The Company estimates capital expenditures to be in the range of approximately $150 million to $160 million for the full year 2022 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The decrease in cash used in financing activities was primarily driven by lower payments on long-term borrowings of $295 million, offset by lower proceeds from short-term borrowings of $83 million, primarily from the use of the Company's commercial paper program, higher cash outflows related to stock repurchases of $60 million, and reduced proceeds from exercises of stock options of $41 million. As a result of this activity, combined with the impact due to exchange rate fluctuations on debt denominated in foreign currencies, the Company's total borrowings decreased by a net $112 million during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") of $150 million with approximately 2.4 million shares delivered during March 2022 at a volume-weighted average price of $50.44. In April 2022 an additional 0.7 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.1 million shares repurchased under the agreement. At September 30, 2022, $740 million of authorization remained available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At September 30, 2022, the Company held 49.6 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2022	December 31, 2021

Current portion of debt	$246	$182
Long-term debt	1,737	1,913
Less: Cash and cash equivalents	418	339
Net debt	$1,565	$1,756

Total equity	3,614	4,997
Total capitalization	$5,179	$6,753

Total net debt to total capitalization ratio	30.2%	26.0%

At September 30, 2022, the Company had a total remaining borrowing capacity of $503 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $224 million outstanding borrowings under the commercial paper facility at September 30, 2022 resulting in $476 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2022, the Company has $21 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At September 30, 2022, the Company was in compliance with these covenants.

Additionally, the Company is required under certain of its debt agreements to deliver or make available to borrowers its unaudited financial statements on a timely basis each quarter along with the necessary certifications. As a result of the Company’s failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Those financial statements were delivered on November 9, 2022 and therefore, the Company has not suffered an event of default as a result of the previously delayed filings.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2022, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

Beginning in the second quarter of 2022, the Company's financial results have been impacted by the costs associated with the internal investigation conducted by the Audit and Finance Committee and assisted by independent legal counsel and forensic accountants. These costs have included professional service fees associated with the investigation itself, as well as third party accounting and legal costs incurred by management to make assessments and revisions and begin remediation activities in response to the investigation's findings. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $45 million for the nine months ended September 30, 2022. Although the investigation has been completed at the time of this filing, related costs are expected to continue as a material trend into the fourth quarter of 2022 and beyond into 2023 as the Company completes its remediation activities described in Part I, Item 4 Controls and Procedures of this Form 10-Q, and incurs legal defense costs pertaining to the matters described in Note 15 Commitments and Contingencies to the financial statements included in Part I, Item 1.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting, as described below under “Material Weaknesses in Internal Control over Financial Reporting."

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with US GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company's internal control over financial reporting as of September 30, 2022:

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

The Company's management will continue to work towards remediation of these material weaknesses to improve its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 15 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as noted below, there have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the 2021 Form 10-K/A.

The Company has recognized substantial goodwill impairment charges, most recently in Q3 2022, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

The Company acquired other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. The Company reviews amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill and indefinite-lived intangibles for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates.

Following the recording of an aggregate of $3.5 billion in charges for impairment of certain businesses during 2017, 2018, and 2020, the Company had an aggregate amount of $3.9 billion in goodwill on its balance sheet as of June 30, 2022. In preparing the financial statements for the quarter ended September 30, 2022, the Company identified a triggering event and recorded a $1,187 million non-cash goodwill impairment charge associated with two reporting units within the Technologies & Equipment segment. At September 30, 2022, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $234 million and $192 million, respectively. As the fair value of these reporting units approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. In addition, the Company tested the indefinite-lived intangible assets related to these businesses, along with certain indefinite-lived intangibles related to the Consumables segment, and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $94 million for the three months ended September 30, 2022. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2022, any further decline in key assumptions could result in additional impairment in future periods. At September 30, 2022, the Company has $434 million in indefinite-lived intangible assets and $2.6 billion of goodwill recorded on its balance sheet.

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, royalty rates, and operating margin percentages of the business as well as current market conditions affecting the dental and medical device industries in both the U.S. and globally. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying the Company’s discounted cash flow model, the assumptions and projections used in the analyses may not be realized and the Company’s current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge at that time.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. During the three months ended September 30, 2022, the Company had no repurchases of common shares under the stock repurchase program. At September 30, 2022, the Company had authorization to repurchase $740 million in shares of common stock remaining under the share repurchase program.

Item 5 - Other Information

On September 2, 2022, the Company filed a current report on Form 8-K (the “Original 8-K”) regarding the separation of Walter Petersohn, the Company's Senior Vice President, Chief Commercial Officer, effective September 30, 2022. The Original 8-K stated that Mr. Petersohn and the Company mutually agreed upon Mr. Petersohn's separation. Following subsequent discussions with Mr. Petersohn, the Company now considers Mr. Petersohn's departure to be a termination without mutual agreement and Mr. Petersohn's effective date of termination has been revised to November 10, 2022.

Item 6 – Exhibits

Exhibit Number	Description
4.1	Consent Memorandum, dated August 11, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
4.2	Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein.
4.3	Note Purchase and Guarantee Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein.
4.4	Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein.
4.5	Consent Memorandum, dated September 14, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
4.6	Consent Memorandum, dated November 4, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
4.7	Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein.
4.8	Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc, Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein.
4.9	Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein.
10.1	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, dated September 22, 2022.
10.2	Employment Agreement between DENTSPLY SIRONA Inc. and Simon D. Campion, entered into as of August 22, 2022.(1)
10.3	First Amendment to the Interim Chief Financial Officer Employment Agreement between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated as of September 22, 2022.(2)
10.4	Offer Letter between DENTSPLY SIRONA Inc. and Glenn Coleman, entered into as of September 22, 2022.(3)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to exhibit included in the Company's Form 8-K, dated August 25, 2022, File no. 0-16211.
(2) Incorporated by reference to exhibit included in the Company's Form 8-K, dated September 22, 2022, File no. 0-16211.
(3) Incorporated by reference to exhibit included in the Company's Form 8-K, dated September 22, 2022, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	November 14, 2022
	Simon D. Campion	Date
Chief Executive Officer

/s/	Glenn G. Coleman	November 14, 2022
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer