Form 10-K
period 2022-12-31
DENTSPLY SIRONA Inc.
filed 2023-03-01
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant's most recently completed second quarter ended June 30, 2022, was $7,664,602,549. Based on the closing price on June 30, 2022. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
The number of shares of the registrant’s common stock outstanding as of the close of business on February 16, 2023 was 215,361,909.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

INDUSTRY AND MARKET DATA

Unless indicated otherwise, the information concerning our industry contained in this Form 10-K is based on our general knowledge of and expectations concerning the industry. The Company’s market position, market share and industry market size are based on data from various industry analyses, our internal research and data, and adjustments and assumptions we believe to be reasonable. The Company has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, the Company's estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A “Risk Factors” of this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Item 1. Business

Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”) is the world’s largest manufacturer of professional dental products and technologies, with a 136-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets comprehensive solutions including technologically-advanced dental equipment as well as dental and healthcare consumable products under a strong portfolio of world class brands. Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. The Company introduced the first dental electric drill over 131 years ago, the first dental X-ray unit approximately 100 years ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system approximately 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina and its shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

The Company conducts its business through two reportable segments: (1) Technologies & Equipment (“T&E”) and (2) Consumables. For the year ended December 31, 2022, T&E net revenues represented approximately 59.1% of worldwide net revenues, while Consumables net revenues represented the remaining 40.9% of worldwide net revenues.

The business is conducted in the United States of America (“U.S.” or "United States"), as well as in over 150 foreign countries, principally through its foreign subsidiaries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom ("UK"), Switzerland and Italy. The Company also has a significant market presence in the Asia-Pacific region, Central and South America, the Middle-East region, and Canada.

Principal Products and Product Categories

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The Company offers a broad suite of products which together provide digital workflows for dental practitioners to make the highest use of technological advancements throughout each stage of patient care. Dentsply Sirona’s principal product categories are dental technology and equipment products and dental consumable products. Additionally, the Company manufactures and sells healthcare consumable products for urological applications. As part of its technology and equipment solutions, the Company also offers an open, cloud-based platform for digital services. These products and solutions are produced by the Company globally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: AH PLUS, ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, AXANO, AXEOS, BYTE, CALIBRA CEMENTS, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC MCX, CITANEST, CONFORM FIT, DAC, DELTON, DENTSPLY, DETREY, DS CORE, DYRACT, ESTHET.X, FRIOS, IMPLANT EV, INLAB, INTEGO, IPN, LOFRIC, LUCITONE, MAILLEFER, MIDWEST, MIS, MTM, NAVINA, NUPRO, OMNICAM, OMNITAPER EV, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, OSSIX, PALODENT, PRIME & BOND, PROFILE, PRIMEMILL, PRIMEPRINT, PRIMESCAN, PRIMETAPER EV, PROGLIDER, PROTAPER ULTIMATE, RECIPROC, PUREVAC, SANI-TIP, SCHICK, SIDEXIS, SIMPLANT, SINIUS, SIROLASER, SIRONA, SLIMLINE, SMARTLITE PRO, SPECTRA ST, STYLUS, SULTAN, SUREFIL, SURESMILE, SYMBIOS, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, TRUNATOMY, VDW, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Technologies & Equipment Segment

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as treatment centers, imaging equipment, motorized dental handpieces, and other instruments for dental practitioners and specialists. Imaging equipment serves as the starting point for the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment such as amalgamators, mixing machines and porcelain furnaces.

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

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of esthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions ("DI") intra-oral scanners, mills, and services. The full-chairside offering enables dentists to practice same day or single visit dentistry.

Orthodontics

The Company’s Orthodontics product category primarily includes a dentist-directed aligner solution, SureSmile, and a direct-to-consumer aligner solution, Byte. The Orthodontics product category also includes a High Frequency Vibration ("HFV") technology device known as VPro or as HyperByte within Byte's product offering. The aligner offerings include software technology that enables aligner treatment planning and for SureSmile seamless connectivity of a digital workflow from diagnostics through treatment delivery.

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

Endodontic & Restorative Products

The Company's Endodontic & Restorative products frequently work together to provide a tandem solution in high-tech dental procedures. The Endodontic products include drills, filers, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. Restorative products include dental prosthetics, such as artificial teeth, dental ceramics, digital dentures, precious metal dental alloys, and crown and bridge porcelain products.

Other Consumables

The remaining consumables products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, impression materials, teeth whiteners and topical fluoride.

Net sales for each product category as a percentage of the Company's total net sales for the year ended December 31, 2022, were as follows:

% of Net Sales

Equipment & Instruments	17.3%
Implants	14.5%
CAD/CAM	12.8%
Orthodontics	7.6%
Healthcare	6.9%
Technology & Equipment segment revenue	59.1%

Endodontic & Restorative	29.8%
Other consumables	11.1%
Consumables segment revenue	40.9%

Total net sales	100.0%

Dental Industry, Sales and Distribution

The Company believes that the dental industry is attractive and will grow over the long-term based on the following factors:

•Increasing worldwide population, including a shift towards aging demographics, which will require greater dental care.
•Natural teeth are being retained longer - individuals with natural teeth are much more likely to visit a dentist than those without any natural teeth.
•Increasing demand for aesthetic dentistry and the use of aligners as an orthodontic treatment.
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

•Increasing opportunity for digital collaboration between General Practitioners (“GPs”), specialists, labs, and patients is creating widening demand for fully integrated solutions such as cloud-based platforms and services facilitated by GPs.
•Increasing demand for more efficiency and better workflow in the dental office, including digital tools such as the enhanced power of diagnostic equipment through 3D imaging. The rapid pace of digital technology adoption including the digitization of clinical workflows is becoming a category standard versus traditional manual processes.

The Company is able to navigate macroeconomic challenges and is well positioned to execute on its strategy of enabling dentists to have superior integrated workflows through its robust market offerings in all key areas of dental procedures (implants, endodontic, restorative and aligners) as well as digital infrastructure (CAD/CAM and imaging) utilized in dental practices around the globe.

As of December 31, 2022, Dentsply Sirona employed approximately 5,000 highly-trained, sales and technical staff specialized in each of our various products and solutions to provide comprehensive marketing, sales, and technical support services to meet the needs of our distributors, dealers and end-users.

Sales and Distribution

Dentsply Sirona distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain highly technical products such as dental technology equipment, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic aligners and appliances, and dental implants are often sold directly to the dental laboratory or dental professionals in some markets. Additionally, the Company’s Byte business produces aligners which are sold direct to consumers under doctor-directed, personalized treatment plans.

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable balance. Customers that accounted for 10% or more of net sales and accounts receivable for the years ended December 31, 2022 and 2020 were as follows:

	2022		2020
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	11%	15%	14%	N/A
Patterson Companies, Inc.	N/A	12%	10%	18%

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

•Operate sustainably in everything we do: Take a thoughtful, proactive approach to creating a sustainable company through investments in our employees, customers, and the environment.
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

Product Development

While the Company enjoys market leadership in several of its product categories, continuous innovation and product development are critical for it to continue to grow its share in markets it serves. Many of Dentsply Sirona’s existing products are undergoing brand extensions, and the Company also continues to focus efforts on successfully launching innovative products that have a more significant impact on how dental and clinical professionals treat their patients. In particular, the Company has continued to prioritize investments supporting digitally enhanced workflows through each stage of patient care, including imaging and scanning technologies used in diagnosis, treatment planning software, and customized products to deliver treatment. During 2022, the Company unveiled its cloud solution DS Core, an open platform developed in collaboration with Google Cloud that integrates digital dentistry workflows across its devices, services, and technologies. The DS Core digital platform is designed to enable more precise and simplified cloud storage, optimize diagnostic capabilities, and streamline existing workflows and collaboration with laboratory partners and specialists. Through R&D investments, the Company has accelerated a number of other new product developments during the year which enhance the digital dentistry offering for both equipment and consumables products. Innovations include the Company’s Primeprint Solution to provide medical-grade 3D printing, Primescan Connect which offers a laptop-based version of Primescan, the SmartLite Pro EndoActivator which serves as a new irrigation solution for root canal procedures, and the Axano treatment center combining smart design with efficient workflows. During the year, the Company also introduced its premium EV Implants System for providing implants that are harmonized, simplified and digitally enabled, as well as its enhanced orthodontic offering SureSmile Solutions that includes the addition of a whitening kit, retainers, and the VPro orthodontic device which uses high-frequency vibration to reduce discomfort in aligner treatment.

During 2021, product launches included software upgrades for CEREC and SureSmile introduction of PrimeTaper, a self-tapping implant with a tapered design; and ProTaper Ultimate, the next generation of endodontic files. The Company also acquired key supporting technologies in OSSIX bone regenerative collagen through the purchase of Datum Dental, and the new VPro aligner treatment devices through the acquisition of substantially all of the assets of Propel Orthodontics LLC ("Propel"). During 2020, the Company introduced Axeos, a new digital imaging product with a 3D wide field of view and Primemill, a time saving grinding and milling restoration machine. New products introduced within the past three years accounted for approximately 14% of 2022 sales.

R&D investments include activities to accelerate product and clinical innovation and discipline, and develop potential improvements to the manufacturing process. These investments also support engineering efforts that incorporate customer feedback into continuous improvement for current and next-generation products, with an objective to achieve more frequent development and release cycles. The Company also undertakes pre-commercialization trials and testing of technological improvements prior to inception of the manufacturing process. As is true across its other functions, the Company is continually transforming how R&D is conducted by identifying best practices, driving efficiencies, and optimizing cost structure to enable a more effective development process with a strategic focus on innovation process discipline. We are also looking to increasingly utilize an enterprise approach to funding that employs a returns-based mindset and allocates R&D spend towards those areas with the highest return.

In addition to internal product development, the Company also pursues external R&D opportunities, including acquisitions, licensing, or other arrangements with third parties. Initiatives to support technological development also include collaborations with research institutions and dental and medical schools. The Company annually supports the achievements of dental students conducting innovative research through its Student Competition for Advancing Dental Research and its Application Awards program. The Company is also committed to participation in clinical research demonstrating the efficacy of our products prior to market introduction, and in supporting the clinical education and technical training of dental professionals. Dentsply Sirona has 55 academies and education centers that are home to state-of-the-art training facilities for dental professionals who seek a comprehensive variety of clinical and technical continuing education curriculum. The academies offering hands-on teaching, live lectures, and on-demand webinars and courses which are taught by a diverse range of internationally known experts in all fields of dentistry. The Company provides over 7,000 training courses through our DS Academy annually, with approximately 300,000 dental professionals participating.

Through our internal research centers as well as through our collaborations with external research institutions, dental and medical schools, the Company directly invests in the development of new products, improvement of existing products and advances in technology. These investments include an emphasis on research in digital data sharing technology, including the incorporation of long-term artificial intelligence and machine learning. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry. The Company’s long-term plans for investment in product development include an objective to maintain a level of R&D spend that is at least 4% of annual net sales with a focus on innovation and expansion of digital, software, services, and other platform offerings.

Acquisition Activities

Dentsply Sirona believes that the dental technology and consumable products industries continue to experience consolidation with respect to both product manufacturing and distribution, although they remain fragmented thereby creating a number of acquisition opportunities.

The Company views acquisitions as a key part of its long-term growth strategy. These acquisition activities are intended to supplement the Company’s organic growth and assure ongoing expansion of its business to capitalize on significant growth drivers, including new technologies, additional products, organizational strength and geographic breadth. During the first quarter of the year ended December 31, 2021, the Company purchased Datum Dental, Ltd., a producer and distributor of specialized regenerative dental material based in Israel, which provided the Company with a key technology to serve the implants markets. The Company followed in the second quarter of the year ended December 31, 2021 with the purchase of substantially all of the assets of Propel, a U.S. based company which manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices, this investment is expected to further accelerate the growth and profitability of the Company's combined aligners business. In the third quarter of the year ended December 31, 2021, the Company completed its acquisition of a partially owned affiliate based in Switzerland that primarily develops highly specialized software, which is expected to further accelerate the development of the Company's specialized software related to CAD/CAM systems. During the year ended December 31, 2020, the Company made various investments, including the acquisition of Byte, a direct-to-consumer aligners business, which complements the Company's existing aligner product by adding a digital component and is expected to enhance scale and accelerate the growth of the Company's combined aligners business going forward. This acquisition was representative of the Company's strategy of matching technological advancement in digital dentistry with innovative marketing and delivery in order to reach areas of high-growth potential for customer demand. For more information regarding the Company's acquisition activity, refer to Note 6, Business Combinations, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Operating and Technical Expertise

Dentsply Sirona believes that its manufacturing capabilities are important to its success. The manufacturing processes of the Company’s products require substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. Where the Company can improve quality and customer service and lower costs, we endeavor to automate our global manufacturing operations.

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

Regulation

The development, manufacture, sale and distribution of the Company’s products are subject to comprehensive governmental regulation both within and outside the U.S. The following sections describe certain, but not all, of the significant regulations that apply to the Company. For a description of the risks related to the regulations that the Company is subject to, please refer to Item 1A. “Risk Factors” of this Form 10-K.

The majority of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) in the European Union ("EU"), which will be updated to the EU Medical Device Regulation (“MDR”) in 2021 (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the U.S., to be safe and effective for their intended use and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

Dental and medical devices sold by the Company in the U.S. are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the EU, the Company’s products are subject to the medical device laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. The Company products in Europe bear the CE mark showing that such products comply with European regulations. The Company’s products classified by EU MDD were mandated to be certified under the new MDR. These regulations also applied to all medical device manufacturers who market their medical devices in the EU and all such manufacturers had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under EU MDR in order to continue to sell those products in the EU. Although all medical device manufacturers were required to certify their Class I (as defined in the EU MDR regulations) products by May 2021, the EU MDR regulations for additional Classes of medical devices is mandated to be fully enforceable by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. The Company remains focused on ensuring that all its products that are considered to be medical devices will be fully certified as required by the EU MDR dates and timelines.

Recently, the Chinese government launched a national program for volume-based, centralized medical device and consumables procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of medical devices and other products. Under the program, the government will award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year, giving the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices in order to win a bid and may also enable successful bidders to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. The program, which is anticipated to take effect in the first half of 2023, could in the future result in reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. The Company currently expects that sales of our Implants products in China will be negatively affected by price reductions.

The Company is also subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders regarding anti-bribery and anti-corruption, including, but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Federal Anti-Kickback Statute (“AKS”), the UK’s Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 40 and No. 50, and similar international laws and regulations. The FCPA and similar anti-bribery and anti-corruption laws applicable in non-U.S. jurisdictions generally prohibit companies and their intermediaries from improperly offering or paying anything of value to foreign government officials for the purpose of obtaining or retaining business. Some of the Company’s customer relationships are with governmental entities and therefore may be subject to such anti-bribery laws. The AKS and similar fraud and abuse laws applicable in non-U.S. jurisdictions prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a health care program, such as, in the U.S., Medicare or Medicaid.

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

The Company is subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the California Consumer Privacy Act, the European General Data Protection Regulation (the “GDPR”), China’s Personal Information Protection Law, the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, the EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. HIPAA, as amended by the HITECH Act, the GDPR and similar data-privacy laws applicable in non-U.S. jurisdictions, restrict the use and disclosure of personal health information, mandate the adoption of standards relating to the privacy and security of individually identifiable health information and require us to report certain breaches of unsecured, individually identifiable health information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

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

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products that it sells. The Company sources the necessary raw materials from various suppliers, and no single supplier accounts for more than 10% of our supply requirements.

Intellectual Property

Products manufactured by Dentsply Sirona are sold primarily under its own tradenames and trademarks. Dentsply Sirona also owns and maintains more than 5,000 patents throughout the world and has also licensed a number of patents owned by others.

Our policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. Dentsply Sirona believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark. Additional information regarding certain risks related to our intellectual property is included in Item 1A “Risk Factors” of this Form 10-K and is incorporated herein by reference.

Human Capital

Our employees are core to our Company, and their contributions enable the success of our business. As of December 31, 2022, our organization and its subsidiaries employed over 15,000 employees across the globe. Of these employees, approximately 3,600 were employed in the U.S. Some employees outside of the U.S. and particularly in Europe are covered by collective bargaining, union contracts, worker councils or other similar programs. Our talent strategy prioritizes attracting, engaging, developing, and retaining talent to support our business strategy. We strive to foster a diverse and inclusive environment where every employee can grow and perform at their best.

Attract, Engage, Develop & Retain

In 2022, we continued to evolve our talent strategy to support business priorities. We continued deployment of our Emerging Talent program focused on attracting early-career employees through strategic partnerships with Historically Black Colleges and Universities and local trade schools. The comprehensive program provides rotational assignments, on-the-job experiences, networking events, development sessions and executive interactions. We offer global learning and development opportunities including a partnership with LinkedIn Learning which offers thousands of on-demand learning modules in multiple languages and our custom leadership development framework to assess, develop and coach leaders at multiple levels. Our robust set of tools for goal setting and development planning is designed to support future-focused growth including our employee-led career mapping and global mentor matching programs. We also offer regular performance feedback, development planning and talent review processes in an automated format for our professional employees.

To keep employees connected, engaged and informed, we continued to hold virtual town halls and live video chats. These events provide multiple opportunities for our global workforce to submit questions to our executive leadership team. Employee feedback is an important element of our culture. We launch global engagement surveys at least every 18 months and strategically deploy pulse and lifecycle surveys throughout the year. We leverage insights from these surveys to drive actions that improve the employee experience, supporting talent attraction, engagement, and retention.

Compensation and Benefits

As part of the our total rewards philosophy, we offer competitive compensation and benefit programs designed to attract and retain top talent. We are committed to providing and administering these programs in a way that treats our employees at all levels fairly and equitably. Our total rewards offerings vary by country and include an array of programs that support our employees’ financial, physical, and mental well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off (including for charitable actions), leave programs, flexible work schedules and employee assistance programs.

Diversity, Equity & Inclusion

Diversity in our organization is a source of great strength. We provide opportunities for all employees to bring their perspective, experience, and lens to the workplace. Our commitment to a diverse workforce helps us create robust solutions to our customers’ challenges and drive innovation. We strive to foster an environment in which our teams feel inspired and empowered to do their best work and bring new ideas to the table. We have a Diversity, Equity & Inclusion strategy focused on embedding diversity, equity & inclusion into our culture.

As part of our sustainability program, BEYOND-Taking Action for a Brighter World, we are striving to achieve global gender pay equity and global gender parity by 2025. We are members of the Paradigm for Parity cross-sector diversity commitment – a coalition of more than 130 CEOs, executives, board members, founders and experts dedicated to providing women and men equal opportunity and power and achieving gender parity by 2030.

Diversity, Equity & Inclusion Council

Our Diversity, Equity & Inclusion Council is a group of demographically and functionally diverse employees from across the world dedicated to enabling our diversity, equity & inclusion efforts and championing initiatives that support the organization internally and externally. A top priority of the Diversity, Equity & Inclusion Council is to equip leaders to discuss and be accountable for driving sustained diversity, equity, and inclusion progress.

Employee Resource Groups

The purpose of our employee resource groups is to foster a diverse, equitable, and inclusive environment enabling employees to bring their best to work as they participate in successfully executing our strategy. As of December 31, 2022, our employees have led the successful establishment of seven employee resource groups consisting of approximately 2,000 members from across the globe. Our employee resource groups focus on developing talent, increasing employee engagement, and creating awareness through allyship. We consistently recognize high participation in employee resource group-led events.

Training and Awareness

We offer a catalog of on-demand diversity, equity & inclusion training options aimed at strengthening awareness. A standout offering is our ongoing “Conversations of Understanding” sessions. Employees are invited to register for these small group discussions where internal volunteers share experiences on varying diversity, equity, & inclusion topics to generate healthy discussion and awareness.

Talent Acquisition

Our organization has talent sourcing guidelines requiring diverse and internal candidate interview slates for Director-level and above roles. To increase internal mobility, we offer career development options and utilize our talent review processes to highlight diverse talent. We educate our hiring managers on inclusive hiring practices.

Measuring Progress

Our executive leadership team regularly monitors and actions on diversity metrics, including attraction, engagement, advancement, and retention of diverse talent. We actively partner with an external consultancy to identify available talent pools in all our geographic markets and establish benchmarks for diverse representation across function, geography and level. All executive leaders create annual action plans and progress is reviewed quarterly.

Employee Health & Safety Matters

The health and safety of our employees are of utmost importance to us. We have a dedicated Employee Health & Safety ("EHS") program that provides global processes and trainings and monitors our progress against set goals. Our actions are in line with EHS frameworks and certifications such as OHSAS 18001 and ISO 45001. We also have a Corporate Crisis Management Team, prepared to respond to crisis situations we may be confronted on a global scale with in a prompt and efficient manner.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors, and implementation of strategic initiatives which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows where promotions are offered, major new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, or other demographic disruptions such as the recent COVID-19 pandemic. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax planning which can impact the timing of our consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe.

Although the backlog on products is generally not material to the financial statements due in part to the Company's efforts to maintain short lead times within its manufacturing, levels can fluctuate and affect sales in certain periods due to supply chain disruption and unavailability of required inputs.

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

Dentsply Sirona also makes available free of charge through the investor section of its website at www.dentsplysirona.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not a part of, this report.

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

You should carefully consider these and other relevant factors, including those risk factors in Item 1A, “Risk Factors” of this Form 10-K and any other information included or incorporated by reference in this report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either the foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

Item 1A. Risk Factors

Summary

The following is a summary of the significant risk factors that could materially impact our business, financial condition or future results, including risks related to our businesses, our international operations, our regulatory environments, ownership of our common stock, COVID-19, and other general risks:

•Management identified material weaknesses in our internal control over financial reporting that resulted in errors in previously issued financial statements. If we fail to remediate these material weaknesses or experiences additional material weaknesses in the future, we may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.
•We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
•We may be subject to litigation and regulatory examinations, investigations, proceedings or court orders as a result of or relating to our internal investigation and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.
•Our failure to timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and restricts our ability to issue equity securities.
•Lack of global standardized processes, centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.
•We rely heavily on information and technology to operate both our businesses and our technology dependent product solutions portfolios, and any continued cyber incidents with respect to our supporting information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm our operations.
•Privacy concerns and laws, evolving regulation of cross-border data transfer restrictions and other regulations may adversely affect our business.
•We may be unable to develop innovative products and solutions or stimulate customer demand.
•Our ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.
•We may be unable to execute key strategic initiatives due to competing priorities and strategies of our distribution partners and other factors, which may result in financial losses and operational inefficiencies.
•The success of our business depends in part on achieving our strategic objectives, including through acquisitions, dispositions, and strategic investments and initiatives.
•We may fail to realize the expected benefits of our strategic initiatives, including announced or potential future restructuring and transformation efforts.
•We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges, most recently in Q3 and Q4 2022, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.
•Our failure to obtain patents and, consequently, to protect our proprietary technology could have an adverse impact on our competitive position.
•Our profitability could suffer if third parties infringe upon our intellectual property rights or if our products are found to infringe upon the intellectual property rights of others.
•Changes in our credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.
•A breach of the covenants under our debt instruments outstanding from time to time could result in an event of default under the applicable agreement.
•We may not be able to repay our outstanding debt in the event that we do not generate sufficient cash flow to service our debts and cross default provisions may be triggered due to a breach of covenants under our existing indebtedness.
•Our foreign currency hedging and cash management transactions may be ineffective or only partially mitigate the impact, exposing us to unexpected interest rate volatility.
•Due to the international nature of our business, including increasing exposure to markets outside of the U.S., political or economic changes or other factors could harm our business and financial performance.
•Due to our international operations, we are exposed to the risk of changes in foreign exchange rates.
•Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect our effective tax rate.
•We may be unable to obtain necessary product approvals and marketing clearances.
•Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products may cause our revenue to decline.

•Challenges may be asserted against our products due to real or perceived quality, health or environmental issues.
•If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to our operations, which could adversely affect our business.
•Our business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with which, if not complied with, could subject us to civil or criminal penalties or other liabilities.
•Our quarterly operating results and market price for our common stock may continue to be volatile.
•Certain provisions in our governing documents, and of Delaware law, may make it more difficult for a third party to acquire us.
•Our revenue, results of operations, cash flow, and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak.
•Our business may be adversely affected by changes in global economic conditions, including inflation, rising interest rates, and supply chain shortages.
•The loss of members of our senior management and the resulting management transition might have an adverse impact on our future operating results.
•Talent gaps and failure to manage and retain top talent may impact our ability to grow the business.
•We face the inherent risk of litigation and claims.
•Climate change and related natural disasters could negatively impact our business and financial results.
•Expectations relating to environmental, social and governance considerations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Below is a full description of each of such significant risk factors.

RISKS RELATED TO OUR RESTATEMENT AND INTERNAL CONTROLS

Management identified material weaknesses in our internal control over financial reporting that resulted in errors in previously issued financial statements. If we fail to remediate these material weaknesses or experiences additional material weaknesses in the future, we may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.

Management identified material weaknesses in internal controls over financial reporting in conjunction with the Audit and Finance Committee’s investigation as described in the Explanatory Note of Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K/A”). The description of the material weaknesses that were determined to exist as of December 31, 2021 is included under Item 8 of this Form 10-K. Management began implementing the remediation efforts in 2022; however, as of December 31, 2022, the material weaknesses previously identified have not yet been remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

While we are devoting substantial resources to the planning and ongoing implementation of remediation efforts to address the identified material weaknesses and prevent additional material weaknesses from occurring, it cannot be assured that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate these material weaknesses or to avoid potential future material weaknesses. We cannot estimate how long the remediation process will take at this time, and may identify deficiencies or other material weaknesses, in addition to the ones already identified, that we may not be able to remediate in a timely manner. Accordingly, there is a reasonable possibility that the material weaknesses identified, or other material weaknesses or deficiencies identified in the future, could result in a misstatement of accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis.

Further, because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements and may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential action by the SEC, shareholder lawsuits, delisting of our stock, and general damage to our reputation. We have incurred and expect to incur additional costs to rectify the material weaknesses or new issues that may emerge, and the existence of these issues could adversely affect our reputation or investor perceptions. We maintain director and officer liability insurance, for which we must pay substantial premiums. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquiries that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.

We restated previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As disclosed in Note 1, Significant Accounting Policies and Restatement of the 2021 Form 10-K/A, we restated our consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021 and for the year ended December 31, 2021 following the identification of certain misstatements contained in those financial statements, which resulted in an overstatement of Net sales for the fiscal year ended December 31, 2021 by approximately $20 million. We determined that it was appropriate to correct the misstatements in our previously issued financial statements by amending and restating the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 1, 2022. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and became subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

We may be subject to litigation and regulatory examinations, investigations, proceedings or court orders as a result of or relating to our internal investigation and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.

As previously disclosed, we voluntarily contacted the SEC to advise that the Audit and Finance Committee was conducting an independent investigation regarding certain financial reporting matters, and we are continuing to cooperate with the SEC. The SEC's investigation is ongoing and was not resolved when the Audit and Finance Committee completed the internal investigation or when the 2021 Form 10-K/A was filed. We intend to fully cooperate with the SEC regarding this matter. Additionally, several securities class action lawsuits were filed against us following our announcement on May 10, 2022 of the Audit and Finance Committee's internal investigation. Our reported material weaknesses in internal control over financial reporting subjects us to additional litigation and regulatory examinations, investigations, proceedings or court orders, including additional cease and desist orders, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our reputation, business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to need to expend our resources to conclude these matters. Accordingly, the ongoing SEC investigation and any potential related litigation could result in distraction to management and entail risks and uncertainties, the outcome of which could adversely affect our results of operations and our reputation. For further information, see Note 22, Commitments and Contingencies, discussing the securities class action lawsuits, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Our failure to timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and restricts our ability to issue equity securities.

We did not timely file our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022 within each respective timeframe required by the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not currently eligible to use a registration statement on Form S-3 that allows us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained status as a current filer. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would take significantly longer than using a registration statement on Form S-3 and would increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Lack of global standardized processes, centralization of transaction management and/or execution could result in control deficiencies and impact management’s assertions and financial reporting.

Our implementation of our business plans, restructuring plans and compliance with regulations requires that we effectively manage our financial infrastructure, including standardizing processes, maintaining proper financial reporting and internal controls. We continue to focus on standardizing our processes, improving our financial systems, maintaining effective internal controls and centralizing transaction management and/or execution so as to provide continued assurance with respect to our financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to inaccurate or incomplete financial and management reporting and delays in financial reporting to management, regulators and/or shareholders. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties. For further information in connection with the risks of inaccurate or incomplete financial reporting and disclosures, see Item 1A. Risk Factors — Risks Related to Our Restatement and Internal Controls —“Management identified material weaknesses in our internal control over financial reporting that resulted in errors in financial statements. If we fail to remediate these material weaknesses or experiences additional material weaknesses in the future, we may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.”

Further, we currently have disparate systems, including enterprise resource planning systems, across the organization which may result in the potential inability to obtain and analyze business data and increases in budgets due to higher costs stemming from system upgrades, and may pose business partner connection challenges. As a result, the data required to manage the business may not be complete, accurate or consistent, resulting in the potential for misleading or inaccurate reporting for key business decisions. Management’s planned efforts to implement a more centralized enterprise resource planning system across the organization in part to alleviate these risks will result in additional costs in future periods, and any cost overrun or any disruptions, delays or complications in the course of making this transition could compound those costs, distract from operation of our core business, or result in failures to produce financial information accurately and timely.

RISKS RELATED TO OUR BUSINESSES

We rely heavily on information and technology to operate both our businesses and our technology dependent product solutions portfolios, and any continued cyber incidents with respect to our supporting information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm our operations.

We are exposed to the risk of cyber incidents, which can result from deliberate attacks or unintentional events, in the normal course of business. We use web-enabled and other integrated information and technology systems in delivering our products and services and expect that the breadth and complexity of our information and technology systems will increase as we expand our product offerings to utilize artificial intelligence and analytics. As a result, we will increasingly be exposed to risks inherent in the development, integration and operation of our evolving information and technology supporting our product platforms, as well as our own internal infrastructure, including:

•    security breaches, viruses, cyberattacks, ransomware or other malware or other failures or malfunctions;
•    disruption, impairment or failure of data centers or hardware, telecommunications facilities or other infrastructure platforms;

•    failures during the process of upgrading or replacing software, databases or components contained in the information and technology infrastructure;
•    the compromise or unauthorized disclosure of sensitive or proprietary information related to our business and customers;
•    excessive costs, excessive delays or other deficiencies in systems development and deployment; and
•    an unintentional event that involves a third-party gaining unauthorized access to our systems or proprietary information.

Any disruptions to or deterioration of our service providers’ information and technology infrastructures could pose a threat to our operations and harm our business.

We continue to observe an increase in levels of cyber threats focused on gaining unauthorized access to our information and technology infrastructure for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Although we take measures designed to protect such information from unauthorized access, use or disclosure, our and our service providers’ infrastructures and storage applications may be impaired due to unauthorized access by hackers, ransomware, phishing attacks, human error, malfeasance, natural disasters, telecommunications and electrical failures and other disruptions. Cyber threats are rapidly evolving and are becoming increasingly sophisticated, with an increase in cyber incidents that appear to be associated with the Ukraine-Russia military conflict. Like other large, global companies, during the normal course of business, we have experienced and expect to continue to experience cyber threats, attacks and other attempts to compromise our information system, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations to date. Anyone who circumvents our security measures could misappropriate proprietary information, including information regarding us, our employees, our service providers and/or our clients, or cause interruptions in our operations. We cannot provide assurances that, although past cybersecurity incidents have not had a material effect on our business or operations to date and despite our efforts to ensure the integrity of our systems and the measures that we or our service providers take to anticipate, detect, avoid or mitigate such threats, a future cyber-attack would not result in material harm to us or our business and results of operations. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventive measures since techniques change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of our information could compromise intellectual property and expose sensitive business information. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. Cyber attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

We also face the ongoing challenge of managing access controls to our information and technology infrastructure. We have experienced various types of cyber incidents in the past and as the result of such incidents, we have implemented new controls, governance, technical protections and other procedures. If we do not successfully manage these access controls, it could expose us to risk of security breaches or disruptions. Any such security breaches or disruptions could compromise the security or integrity of our networks or result in the loss, misappropriation, and/or unauthorized access, use, modification or disclosure of, or the prevention of access to, sensitive data or confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). If our information systems are breached again, sensitive and proprietary data is compromised, surreptitiously modified, rendered inaccessible for any period of time or made public, or if we fail to make adequate or timely disclosures to affected individuals, appropriate state and federal regulatory authorities or law enforcement agencies, it could result in significant fines, penalties, court orders, sanctions and proceedings or actions against us by governmental or other regulatory authorities, customers or third parties. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we experience cyber incidents in the future.

The materialization of any of these risks may impede the utilization of Company product offerings, the processing of data and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Disaster recovery plans, where in place, might not adequately protect us in the event of a system failure. Further, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, human error and similar events at our various computer facilities could result in interruptions in the flow of data to our servers.

Additionally, we seek to maintain insurance coverage for risks associated with cybersecurity, but such insurance has become increasingly difficult to secure and, in some cases, policies may not provide adequate coverage for possible losses. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms or at all. Uninsured losses or operational losses that result from large deductible payments under commercial insurance coverage might have an adverse impact on our business operations and our financial position or results of operations.

The legislative and regulatory framework for privacy and data protection issues worldwide continues to evolve. We collect personally identifiable information ("PII") and other data as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The EU General Data Protection Regulation ("GDPR"), for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or our officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Any of the foregoing incidents could also subject us to liability, expose us to significant expense, or cause significant harm to our reputation, all of which could result in lost revenue. While we have invested and continue to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate us from cyber incidents, technology disruptions or data loss and the resulting adverse effect on our operations and financial results.

Privacy concerns and laws, evolving regulation of cross-border data transfer restrictions and other regulations may adversely affect our business.

Global regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer future digital dentistry services in certain locations or our ability to deploy our solutions globally. The costs of compliance with and other burdens imposed by these types of laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

The importance of privacy laws, rules and regulations specifically for the healthcare and med-tech industry is constantly growing, as personal data has become an integral part of doing business in our sector, and the legal standards are evolving and becoming more complex worldwide. For instance, the GDPR, applicable as of 2018 and still one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and increasingly heavy fines are now being levied on businesses. Fines for noncompliance with the GDPR can amount to up to €20 million or 4% of the total worldwide annual turnover from the preceding financial year (whichever is higher) and may be imposed in conjunction with the exercise of the authority's investigatory and corrective powers. The GDPR's extraterritorial scope makes it applicable to our U.S. based legal entities whenever our business activities, systems and products process the personal data of EU residents. Additionally, privacy laws, rules and regulations are also rapidly developing in other regions, including China, Brazil, South Korea, and is expanding through the U.S., state by state (e.g., California, Virginia, Colorado, Connecticut, and Utah), in parallel with federal privacy laws protecting sensitive health information. These varying laws, rules, regulations and industry standards impact our businesses to the extent we rely on the use of personal data and create significant compliance challenges while maintaining our global reach. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party. We also could be subject to additional expenses and liabilities in the event of an information security incident, including a cybersecurity breach, or the failure of an information technology system owned or operated by us or a third party with which we partner or its vendor.

We may be unable to develop innovative products and solutions or stimulate customer demand.

The worldwide markets for dental and medical products is highly competitive and is driven by rapid and significant technological change, change in consumer preferences, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, some markets for products are also subject to significant negative price pressures. Our patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that our products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on our investment in product development. If product demand decreases, or if our newly introduced products are not accepted by our customers, our revenue and profit could be negatively impacted. Important factors that could cause demand for our products to decrease include changes in:

•business conditions, including downturns in the dental industry, regional economies, and the overall economy;
•the level of customers’ inventories;
•competitive and pricing pressures, including actions taken by competitors; and
•customer product needs and customer/patient lifecycle.

If we fail to further develop our innovation efforts or if our R&D does not effectively respond to changes in consumer preferences or market competition leading to technology or product obsolescence, we may lose market share and revenue. Additionally, if our products or technologies lose their competitive advantage or become noncompetitive or obsolete, our business could be negatively affected. We have identified new products as an important part of our growth opportunities. There is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render our products obsolete. Additionally, the rapid pace of technological advancements may accelerate the need to amortize or impair investments in our software technology faster than we anticipated, which could negatively impact our results.

Our ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.

We operate in more than 150 countries and our and our suppliers’ manufacturing facilities are located in multiple locations around the world. Potential events such as extreme weather, natural disasters, worker strikes and social and political actions, such as trade wars, or other events beyond our control, could impact our ongoing business operations, including potential critical third-party vendor disruptions or failure to adhere to contractual obligations affecting our supply chain and manufacturing needs or the loss of critical information technology and telecommunications systems. Although we maintain multiple manufacturing facilities, a large number of the products manufactured by us are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays, increased expenses, and may damage our business and results of operations. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, such events could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

Additionally, a significant portion of our injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers pursuant to agreements that are subject to periodic renewal, some of which may also compete with us. As there are a limited number of suppliers for these products, there can be no assurance that we will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of our products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to us at any time or supply products to competitors. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit our ability to deliver products to customers.

We may be unable to execute key strategic initiatives due to competing priorities and strategies of our distribution partners and other factors, which may result in financial losses and operational inefficiencies.

We continue to generate a substantial portion of our revenue through a limited number of distributors that provide important sales, distribution and service support to the end-user customers. Together, our two largest distributors, Patterson and Henry Schein, accounted for approximately 17% of our annual revenue for the year ended December 31, 2022, and it is anticipated that they will continue to be the largest distribution contributors to our revenue through 2023. We may be unable to execute our key strategic activities and investments due to the competing priorities of our distribution partners which may introduce competing private label, generic, or low-cost products that compete with our products at lower price points, particularly in the Technologies & Equipment segment products that are sold and serviced through distributor channels. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on our results of operations and financial condition.

Additionally, some parts of the dental market continue to be impacted by price competition that is driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of end-user customers. There can be no assurance that our distribution partners will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, or if changes in our promotional strategies and investments result in changes in our distributor relationships or short-term uneven growth, it could have a material adverse effect on our results of operations and financial condition.

We rely in part on our dealer and customer relationships and predictions of dealer and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from our predictions, resulting in our projections of future results being different than expected. These changes may be influenced by changing relationships with the dealers and customers, economic conditions and customer preference for particular products. There can be no assurance that dealers and customers will maintain levels of inventory in accordance with our predictions or past history, or that the timing of customers’ inventory build-up or liquidation will be in accordance with our predictions or past history. Additionally, we periodically upgrade or replace our various software systems, including our customer relationship management systems. If we encounter unforeseen problems with new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

The success of our business depends in part on achieving our strategic objectives, including through acquisitions, dispositions, and strategic investments and initiatives.

We utilize and intend to continue utilizing acquisitions and dispositions of assets and businesses, and strategic investments as part of our strategy. We may not achieve expected returns and benefits in connection with this strategy as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve the full revenue growth expectations and cost synergies anticipated to result from related integration activities.

Further, acquisitions, dispositions and strategic investments may distract our management’s time and attention and disrupt our ongoing business operations or relationships with customers, employees, suppliers or other parties. We continue to evaluate the potential disposition of assets and businesses that may no longer help us achieve our strategic objectives, and to view acquisitions as a key part of our growth strategy.

After reaching an agreement with a seller for the acquisition or buyer for the disposition of assets or a business, the transaction may remain subject to necessary regulatory and governmental approvals on acceptable terms as well as the satisfaction of pre-closing conditions, which may prevent us from completing the transaction in a timely manner, or at all. From a workforce perspective, risks associated with acquisitions and dispositions include, among others, delays in anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impacts on our relationship with labor unions, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated, or with the exclusion of select assets. Dispositions may also involve continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.

Additionally, if we make acquisitions, it may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect our financial results. Any financing that we might need for acquisitions may only be available on terms that restrict our business or that impose additional costs that reduce our operating results.

We may fail to realize the expected benefits of our strategic initiatives, including announced or potential future restructuring and transformation efforts.

In order to operate more efficiently and control costs, we recently announced our plans to make organizational restructuring changes in order to simplify structure, enhance profitability, improve operational performance and drive growth. These plans include implementation of a new operating model with five global business units designed to drive enterprise integration and align the product portfolio with our growth strategy, commencement of our central functions and infrastructure optimization to support efficiency of the overall organization, creation of a Senior Vice President of Quality and Regulatory role, designed to elevate the quality and regulatory affairs function within the management team, simplification of the management structure to bring the Company in-line with the industry best practices, and other initiatives aimed at delivering cost savings to fund critical investments in 2023 and to position the Company for sustainable future growth. The failure to efficiently execute such initiatives as part of our business strategy could minimize the expected benefits to the organization resulting in potential impacts to ongoing operations and cost overruns.

Additionally, our ability to achieve the benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, we may fail to realize expected efficiencies and benefits, such as the goals for net sales growth, or may experience a delay in realizing such efficiencies and benefits, and our operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of third parties, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on our relationship with labor unions or works councils, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our sales growth and other results of operations, cash flows or financial condition, or competitive position.

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges, most recently in Q3 and Q4 2022, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

We review amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and indefinite-lived intangibles for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates. We have acquired other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles.

In preparing the financial statements for the quarter ended September 30, 2022, we identified a triggering event and recorded a $1,187 million non-cash goodwill impairment charge associated with two reporting units within the Technologies & Equipment segment. At December 31, 2022, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $235 million and $193 million, respectively. As the fair value of these reporting units approximate carrying value as of December 31, 2022, any further decline in key assumptions could result in additional impairment in future periods. In addition, we tested the indefinite-lived intangible assets related to these businesses, along with certain indefinite-lived intangibles related to the Consumables segment, and determined that certain tradenames and trademarks were impaired, resulting in the recording of an impairment charge of $94 million for the three months ended September 30, 2022.

During the quarter ended December 31, 2022, we identified a triggering event due to reductions of near-term forecasts for specific tradenames and continued adverse macroeconomic factors, including the impact of foreign exchange rates, resulting in the recording of an impairment charge of $6 million for the three months ended December 31, 2022. As the fair value of these indefinite-lived intangible assets impaired in the third and fourth quarters approximate carrying value as of December 31, 2022, any further decline in key assumptions could result in additional impairment in future periods. At December 31, 2022, we have $455 million in indefinite-lived intangible assets and $2.7 billion of goodwill recorded on our balance sheet.

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, royalty rates, and operating margin percentages of the business as well as current market conditions affecting the dental and medical device industries in both the U.S. and globally. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying our discounted cash flow model, the assumptions and projections used in the analyses may not be realized and our current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge at that time.

Our failure to obtain patents and, consequently, to protect our proprietary technology could have an adverse impact on our competitive position.

Our success will depend in part on our ability to obtain and enforce claims in our patents directed to our products, technologies and processes, both in the U.S. and in other countries. Risks and uncertainties that we face with respect to our patents and patent applications include the following:

•the pending patent applications that we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;
•the allowed claims of any patents that are issued may not provide meaningful protection;
•we may be unable to develop additional proprietary technologies that are patentable;
•the patents licensed or issued to us may not provide a competitive advantage;
•other companies may challenge patents licensed or issued to us;
•disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our respective licensors; and
•other companies may design around the technologies patented by us.

Our profitability could suffer if third parties infringe upon our intellectual property rights or if our products are found to infringe upon the intellectual property rights of others.

Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technologies and trademarks for their own businesses. To protect our rights to our intellectual property, we rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with our employees, strategic partners and others. We cannot assure you that any of our patents, any of the patents of which we are a licensee or any patents which may be issued to us or which we may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. The protective steps that we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect or protect against the unauthorized use or misappropriation of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which we will offer, or intend to offer, our products. Any failure to adequately protect our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

Litigation may also be necessary to enforce our intellectual property rights or to defend against any claims of infringement of rights owned by third parties that are asserted against us. In addition, we may have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, to determine the priority of inventions, which could result in substantial costs. Acquisitions by us of products or businesses that are found to infringe upon the intellectual property rights of others and the resulting changes to the competitive landscape of the industry could further increase this risk.

If we become involved in litigation or interference proceedings, we may incur substantial expense, and the proceedings may divert the attention of our technical and management personnel, even if we ultimately prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from commercializing our products.

The enforcement, defense and prosecution of intellectual property rights, including the U.S. Patent and Trademark Office’s, the European Patent Office’s and other foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the U.S. and elsewhere, involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•    assert against others or defend us against claims of patent or trademark infringement;
•    enforce patents owned by, or licensed to us from, another party;
•    protect our trade secrets or know-how; or
•    determine the enforceability, scope and validity of our proprietary rights or the proprietary rights of others.

Changes in our credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.

We utilize the short and long-term debt markets to obtain capital from time to time. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic conditions, such as the COVID-19 pandemic, may result in significant disruption in the credit markets, which may adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

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

A breach of the covenants under our debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

We have debt securities outstanding of approximately $1.8 billion. We also have the ability to incur up to $700 million of indebtedness under the revolving credit facility (“2018 Credit Facility”), as discussed below, and may incur significantly more indebtedness in the future.

Our current debt agreements contain a number of covenants and financial ratios, which we are required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, we are required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the Note Purchase Agreement. Many of our subsequent private outstanding debt agreements have been amended to reflect these covenants. We may need to reduce the amount of our indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that we will be able to do so. Our failure to maintain such ratios or a breach of the other covenants under our debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness.

Any future violations of the covenants under our debt agreements may hurt our reputation and credibility with our stockholders and our debt holders and may compromise our future ability to finance our operations through the public equity or debt markets.

Breach of covenants could have additional negative consequences including, but not limited to the following:

•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our indebtedness, which would reduce the funds we have available for other purposes, including working capital, capital expenditures, R&D and acquisitions; and
•reducing our flexibility in planning for or reacting to changes in our business and market conditions.

Even absent a breach of covenants, there is no guarantee that we will be able to renew or replace our existing debt agreements as they become due, including the 2018 Credit Facility maturing in 2024, which would harm our overall liquidity.

We may not be able to repay our outstanding debt in the event that we do not generate sufficient cash flow to service our debts and cross default provisions may be triggered due to a breach of covenants under our existing indebtedness.

Our ability to make payments on our indebtedness and contractual obligations, and to fund our operations depends on our future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond our control. Although management believes that we have and will continue to have sufficient liquidity, there can be no assurance that our business will generate sufficient cash flow from operations in the future to service our debt, pay our contractual obligations and operate our business.

Our foreign currency hedging and cash management transactions may be ineffective or only partially mitigate the impact of exchange rate fluctuations, exposing us to unexpected interest rate volatility.

As part of our risk management program, we use foreign currency exchange forward contracts. While intended to reduce the effects of exchange rate fluctuations, these transactions may limit our potential gains or expose us to loss. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

We enter into foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all of these instruments are economically effective for accounting purposes as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in us having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

We enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. If such events occur, our results of operations may be adversely affected.

Most of our cash deposited with banks is not insured and would be subject to the risk of bank failure. Our total liquidity also depends in part on the availability of funds under our 2018 Credit Facility. The failure of any bank in which we deposit our funds or that is part of our 2018 Credit Facility could reduce the amount of cash we have available for operations and additional investments in our business.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Due to the international nature of our business, including increasing exposure to markets outside of the U.S., political or economic changes or other factors could harm our business and financial performance.

Approximately two-thirds of our sales are located in regions outside the U.S. In addition, we anticipate that sales outside of the U.S. will continue to expand and account for a significant portion of our revenue. Operating internationally is subject to a number of uncertainties, including, but not limited to, the following:

•economic and political instability;
•import or export licensing requirements;
•additional compliance-related risks;
•trade restrictions and tariffs;
•product registration requirements;
•longer payment cycles;
•changes in regulatory requirements and tariffs, including recent restrictions in China on the proportion of certain medical equipment which can be imported;
•potentially adverse tax consequences; and
•trade policy changes

Specifically, the Chinese government has implemented a volume-based procurement process designed to decrease prices for medical devices and other products, which has in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, an incurrence of inventory-related charges. For further information, please see Part 1. Item 1, "Business - Regulation." As a result of such program, which is anticipated to take effect in the first half of 2023, the Company expects that sales of our Implants products in China will be negatively affected by price reductions. Sales in China have also been negatively affected by purchasing behavior in anticipation of government regulations which will require certain amounts of medical equipment purchased by state enterprises to be sourced locally. Additionally, changes in or the imposition of tariffs could make it more difficult or costly for us to export our products to other countries. These measures could also result in increased costs for goods imported into the U.S. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers and our suppliers, which in turn could adversely impact our business, financial condition and results of operations.

Certain of these risks may be heightened as a result of changing political climates which may lead to changes in areas such as trade restrictions and tariffs, regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance. For example, as a result of escalating tensions and the subsequent invasion of Ukraine by Russia, the U.S., other North Atlantic Treaty Organization member states, the EU and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. These include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. Russia may further respond in kind, and the continuation of the conflict may result in additional sanctions being enacted by the U.S., other North Atlantic Treaty Organization member states, the EU or other countries. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, which, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by us or have other adverse impacts including increased costs of raw materials and inputs, manufacturing or shipping delays or increases in inflation rate, cyber attacks and supply chain challenges. Export controls implemented as part of sanctions could also restrict the sale of equipment or products containing U.S. developed software and technology into Russia.

For the year ended December 31, 2022, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $83 million as of December 31, 2022. These net assets include $71 million of cash and cash equivalents, which as a result of current control measures by the Russian government we are limited in our ability to transfer out of Russia without incurring substantial costs, if at all. The full impact of these events on economic conditions in the region is currently unknown and could have a material adverse effect on our results of operations, cash flows or financial condition.

Due to our international operations, we are exposed to the risk of changes in foreign exchange rates.

Due to the international nature of our business, movements in foreign exchange rates may impact our consolidated statements of operations, consolidated balance sheets and cash flows. With approximately two-thirds of our sales located outside the U.S., our consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to certain foreign currencies. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact our results of operations, financial condition and liquidity as a number of our manufacturing and distribution operations are located outside of the U.S. Although we currently use and may in the future use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations for us.

RISKS RELATED TO OUR REGULATORY ENVIRONMENTS

Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect our effective tax rate.

As a company with international operations, we are subject to income taxes, as well as non-income-based taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable at the time made, the actual outcome could differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS, or other tax authorities, disagree with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in interpretations of tax laws. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change and could materially impact our effective tax rate.

Our corporate structure is intended to enhance our operational and financial efficiency and increase our overall profitability. The tax authorities of the countries in which we operate may challenge our methodologies for transfer pricing or change the way in which certain transactions are taxed which could increase our effective tax rate (and such increase may be material). In addition, certain governments are considering, and may adopt, tax reform measures that could significantly increase our worldwide tax liabilities.

The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. Some of these proposals include a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate (“Pillar Two”). On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. In December 2022, South Korea enacted new global minimum tax rules to align with Pillar Two. The enactment of Pillar Two legislation in other countries could have a material effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

We may be unable to obtain necessary product approvals and marketing clearances.

We must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell our select products in those countries. These agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Our products are currently regulated by such authorities and our new products require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various U.S. states also impose manufacturing, licensing, and distribution regulations.

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

Our products that fall into the category of Class I as classified by EU MDD were mandated to be certified under the new EU MDR. These regulations as well applied to all medical device manufacturers who market their medical devices in EU and all had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under EU MDR in order to continue to sell those products in the EU. Although all medical device manufacturers were required to certify their Class I products by May 2021, the EU MDR regulations for additional Classes of medical devices is mandated to be fully enforceable by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. We remain focused on ensuring that all our products that are considered to be medical device will be fully certified as required by the EU MDR dates and timelines. Additionally, the UK has negotiated an exit from the EU, (commonly referred to as Brexit) and, as a result, the EU CE marking will be recognized in the UK through June 2023. Following June 2023, the UK may impose its own differing regulatory requirements for products being imported from the EU into the UK.

Failure to comply with these rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenue to decline.

Third-party payors, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While we cannot predict what effect the policies of government entities and other third-party payors will have on future sales of our products, there can be no assurance that such policies would not cause our revenue to decline.

Challenges may be asserted against our products due to real or perceived quality, health or environmental issues.

We manufacture and sell a wide portfolio of dental and medical device products. While we endeavor to ensure that our products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality, health or environmental impact of our products or certain raw material components of our products. We manufacture and sell dental filling materials that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of BPA could contribute to a perceived safety risk for our products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results and legal and regulatory developments in this area may lead to litigation and/or product limitations or discontinuation.

If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to our operations, which could adversely affect our business.

We are subject to federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars and orders relating to health care fraud, including, but not limited to, the U.S. Federal Anti-Kickback Statute, the UK Bribery Act 2010 (c.23), Brazil’s Clean Company Act 2014 (Law No. 12,846) and China’s National Health and Family Planning Commission (“NHFPC”) circulars No. 49 and No. 50. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payors and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payors and programs.

The U.S. government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the U.S. Physician Payment Sunshine Act and similar foreign laws, rules, regulations, self-regulatory codes, circulars and orders, such as France’s Loi Bertrand and rules issued by Denmark’s Health and Medicines Authority, the general public and government officials will be provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

Failure to comply with health care fraud laws, rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business. Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

We cannot predict whether changes in applicable laws, rules, regulations, self-regulatory codes, circulars and orders, or the interpretation thereof, or changes in our services or marketing practices in response, could adversely affect our business.

Our business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders that failure to comply with which, if not complied with, could subject us to civil or criminal penalties or other liabilities.

We are subject to extensive domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), the U.S. Federal Trade Commission, the U.S. Department of Justice, the Environmental Protection Agency (“EPA”), and other similar domestic and foreign authorities. These laws, rules, regulations, self-regulatory codes, circulars and orders include, but are not limited to, the U.S. Food, Drug and Cosmetic Act, the European Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) (and implementing and local measures adopted thereunder), the Federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), France’s Data Protection Act of 1978 (rev. 2004), the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. Federal Anti-Kickback Statute and similar international anti-bribery and anti-corruption laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”), the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”), and regulations relating to trade, import and export controls and economic sanctions. Such laws, rules, regulations, self-regulatory codes, circulars and orders are complex and are subject to change.

The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business, and also includes certain books and records and internal accounting controls requirements. Our internal policies, procedures and Code of Ethics and Business Conduct mandate compliance with these anti-corruption laws. However, we operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our affiliated entities or their respective officers, directors, employees and agents. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any ongoing investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

On December 31, 2020, we acquired Byte, a leading provider in the direct-to-consumer, doctor-directed aligner market. Byte’s business in the U.S. is subject to various state laws, rules and policies which govern the practice of dentistry within such state. Byte contracts with an expansive nationwide network of independent licensed dentists and orthodontists for the provision of clinical services, including the oversight and control of each customer’s clinical treatment; however, there can be no assurance that such business model will not be challenged as the corporate practice of dentistry by state governmental authorities, trade associations, or others. Additionally, future legislative or regulatory changes within such states may have a negative impact on Byte’s business model.

Compliance with the numerous applicable existing and new laws, rules, regulations, self-regulatory codes, circulars and orders could require us to incur substantial regulatory compliance costs. There can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, rules, regulations, self-regulatory codes, circulars and orders. For example, most of our products are classified as medical devices or pharmaceuticals which are subject to extensive regulations promulgated by the U.S. federal government, state governments and comparable regulatory agencies in other countries, including the requirement to obtain licenses for the manufacture or distribution of such products. Failure to comply with applicable laws, rules, regulations, self-regulatory codes, circulars or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on our reputation, business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our quarterly operating results and market price for our common stock may continue to be volatile.

We experience significant fluctuations in quarterly sales and earnings due to a number of factors, some of which are substantially outside of our control, including but not limited to:

•general economic conditions, as well as those specific to the healthcare industry and related industries;
•changes in income tax laws and incentives that could create adverse tax consequences;
•the execution of restructuring plans;
•the complexity of our organization;
•our ability to supply products to meet customer demand;
•the timing of new product introductions by us and our competitors;
•the timing of industry trade shows;
•changes in customer inventory levels;
•developments in government or third party payor reimbursement policies;
•changes in customer preferences and product mix;
•fluctuations in manufacturing costs;
•competitors’ sales promotions;
•fluctuations in currency exchange rates; and
•the impact of COVID-19.

As a result, we may fail to meet the expectations of investors and securities analysts, which could cause our stock price to decline.

Certain provisions in our governing documents, and of Delaware law, may make it more difficult for a third party to acquire us.

Certain provisions of our Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire a controlling interest in us. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain requirements which make it difficult for stockholders to amend our By-laws and prevent them from calling special meetings of stockholders. Delaware law imposes some restrictions on mergers and other business combinations between us and any “interested stockholder” with beneficial ownership of 15% or more of our outstanding common stock.

GENERAL RISKS

Our revenue, results of operations, cash flow and liquidity may be materially adversely impacted by the ongoing COVID-19 outbreak.

We continue to closely monitor the global impacts of the COVID-19 pandemic. The COVID-19 pandemic has negatively impacted business and healthcare activity globally and has created significant volatility, uncertainty and economic disruption in the U.S. and international markets and within the markets in which we operate. The pandemic has adversely affected and is likely to further adversely affect nearly all aspects of our business and markets, including our sales, operations, cash flow and workforce and the operations of our customers, suppliers, vendors and business partners. Specifically, authorities in China periodically re-imposed severe restrictions on individual and business activities during 2022, resulting in a loss of sales due to distribution constraints and lower demand from reduced patient traffic locally. Although certain of these restrictions were lifted late in the year, this also coincided with resurgence of COVID-19 infections from variants of the virus. Adverse trends in certain regions and particularly China could persist if these restrictions are renewed as a result of additional outbreaks. More generally, the impact of the pandemic may increase the possibility of uncertainty in the global financial markets, high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results and financial condition even after local conditions improve. There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations.

We do not yet know the full extent of the ultimate impact of the continued COVID-19 pandemic on our business, operations, or the global economy. The extent of such impact will depend on future developments, including the severity and frequency of any future COVID-19 variants and related outbreaks, and actions taken to address the impacts, among others. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects on our results of operations and financial condition. To the extent that the COVID-19 outbreak continues to adversely affect the business and financial performance, it could also heighten many of the other risks described in this report.

Our business may be adversely affected by changes in global economic conditions, including inflation, rising interest rates, and supply chain shortages.

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions including inflation, supply chain disruptions credit market conditions, levels of consumer and business confidence, and other factors that are generally beyond our control. The current global supply chain and labor market challenges and inflationary pressures have negatively affected, and we expect will continue to negatively affect, our results of operations. Specifically, the Company has recently experienced higher prices and supply chain disruption for certain of our raw materials, particularly for electronic components used in our products. As it pertains to demand for our products, certain dental specialty products and dental equipment and related products that support discretionary dental procedures, especially elective procedures in implants and aligners, may also be susceptible to unfavorable changes in economic conditions. Decreases in consumer discretionary spending could negatively affect our business and result in a decline in sales and financial performance.

Additionally, interest rate increases have created financial market volatility which could further negatively impact financial markets, lead to an economic downturn or recession, and tighten availability of, and increase the costs of capital for the Company. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Tightening of credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services, could impact the ability of our customers to make payments, and could increase the risk of supplier financial distress.

The Company has sought to offset the elevated costs resulting from raw material cost inflation with annual price increases but has been only partially successful. Should the higher inflationary environment continue, we may not be able to increase the prices of our offerings sufficiently to keep up with the rate of inflation. Any of the above factors could individually or in combination have a material adverse effect on our operating results, financial condition and liquidity.

The loss of members of our senior management and the resulting management transition might have an adverse impact on our future operating results.

On April 11, 2022, we announced that our Executive Vice President, Chief Financial Officer resigned from his position effective May 6, 2022. Additionally, on April 19, 2022, we announced that we terminated our Chief Executive Officer, effective immediately. The Board of Directors appointed an Interim Chief Executive Officer, effective as of April 19, 2022, and Interim Chief Financial Officer which became effective on May 6, 2022. On August 25th, we announced the appointment of our new Chief Executive Officer, which became effective on September 12, 2022, and on September 22, 2022, we announced the appointment of our new Chief Financial Officer, which became effective on September 26, 2022. These leadership transitions along with other senior management changes may be inherently difficult to manage and cause operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. These changes could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

Talent gaps and failure to manage and retain top talent may impact our ability to grow the business.

Our success is dependent on our ability to successfully manage our human capital through talent acquisition, engagement, development, and retention. To achieve our strategic initiatives, we need to attract, manage, and retain employees with the right skills, competencies and experiences to support the growth of the business and the failure to attract and retain such employees to fill key roles may adversely affect our business performance, competitive position and future prospects. We also must retain a pipeline of team members to provide for continuity of succession for senior executive positions. In order to attract and retain qualified employees, we must offer competitive compensation and effectively manage employee performance and development. The recent leadership transitions along with other senior management changes may adversely affect our ability to attract and retain talent. Our inability to attract and retain talent may negatively impact business continuity, new product launches, and innovation initiatives. Further, such organizational challenges may make it difficult to maintain our culture, resulting in employees not adhering to the desired values of the organization.

We face the inherent risk of litigation and claims.

We face the risk of purported securities class actions, investigations by governmental agencies, product liability and other types of legal actions or claims, including possible recall actions affecting our products. We have insurance policies, including directors’ and officers’ insurance and product liability insurance, covering these risks in amounts that are considered adequate; however, we cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against us may not be covered by insurance. A successful claim brought against us in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against us, could harm our business and our overall cash flows.

Various parties, including us, own and maintain patents and other intellectual property rights applicable to the dental and medical device fields. Although we believe that we operate in a manner that does not infringe upon any third-party intellectual property rights, it is possible that a party could assert that one or more of our products infringe upon such party’s intellectual property and force us to pay damages and/or discontinue the sale of certain products.

Additionally, we generally warrant each of our products against defects in materials and workmanship for a period of one year from the date of shipment or installation plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. Successful product warranty claims brought against us could reduce our profits and/or impair our financial condition, and damage our reputation.

Climate change and related natural disasters could negatively impact our business and financial results.

We operate in more than 150 countries and our suppliers’ manufacturing facilities are located in multiple locations around the world. While we seek to mitigate our business risks associated with climate events, we recognize that there are inherent climate-related risks regardless of where we conduct our businesses. Global climate change is expected to result in certain types of natural disasters occurring more frequently or with more intense effects. Any natural disaster, power outages or other climate events in such a location or the increased frequency of extreme weather could disrupt the production and distribution of our products in these locations. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses. Increasing natural disasters in connection with climate change could also impact our third-party vendors, service providers or other stakeholders, including disruptions in supply chains, or information technology or other necessary services for our Company.

Expectations relating to environmental, social and governance considerations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we make statements about our environmental, social and governance goals and initiatives through our Sustainability Report, our other non-financial reports, information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, may require investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced sustainability goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further or initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Federal, state, and local governments are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us. Environmental laws, for example, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world. We may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, could adversely affect our operations and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned
Sarasota, Florida (1)	Manufacture of orthodontic accessory products	Owned
Waltham, Massachusetts (1)	Manufacture and distribution of dental implant products	Leased
Long Island City, New York (1)	Manufacture of dental equipment products	Leased
Lancaster, Pennsylvania (3)	Distribution of dental consumable and dental equipment products	Leased
Johnson City, Tennessee (2)	Manufacture and distribution of endodontic instruments and materials	Leased
Richardson, Texas (1)	Manufacture of orthodontic products	Leased
Gardena, California (1)	Distribution of orthodontic products	Leased

Foreign:
Pirassununga, Brazil (2)	Manufacture and distribution of artificial teeth	Owned
Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned
Hanau, Germany (1) (2)	Manufacture and distribution of precious metal dental alloys, dental ceramics and dental implant products	Owned
Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned
Munich, Germany (2)	Manufacture and distribution of endodontic instruments and materials	Owned
Bar Lev Industrial Park, Israel (1)	Manufacture and distribution of dental implant products	Owned/Leased
Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased
Otawara, Japan (1) (2)	Manufacture and distribution of precious metal dental alloys, dental consumable products and orthodontic products	Owned
Venlo, Netherlands (3)	Distribution of dental consumable products	Leased
Mölndal, Sweden (1)	Manufacture and distribution of dental implant products and healthcare consumable products	Owned
Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic instruments, plastic components and packaging material	Owned
Ankara, Turkey (1)	Manufacture and distribution of healthcare consumable products	Owned
Mexicali, Mexico (1)	Manufacture of orthodontic products	Leased
San Jose Province, Costa Rica (1)	Manufacture of orthodontic products	Leased

(1) These properties are included in the Technologies & Equipment segment.
(2) These properties are included in the Consumables segment.
(3) These properties are distribution warehouse not managed by named segments.

In addition, the Company maintain sales and distribution offices at certain of our foreign and domestic manufacturing facilities, as well as at various other U.S. and international locations. Most of these sites around the world that are used exclusively for sales and distribution are leased. We believe that our properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

We also lease our worldwide headquarters located in Charlotte, North Carolina.

Item 3. Legal Proceedings

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to our business. These legal matters primarily involve claims for damages arising out of the use of our products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 22, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” Approximately 93,713 holders of our common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, we estimate, based on information supplied by our transfer agent, that there are 220 holders of record of the our common stock.

Stock Repurchase Program

On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. At December 31, 2022, the Company had authorization to repurchase $740 million in shares of common stock remaining under this program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we consider appropriate based upon prevailing market and business conditions and other factors.

During the three months ended December 31, 2022, we had no repurchases of common shares under the stock repurchase program.

On March 8, 2022, the Company entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution to purchase the Company's common stock based on the volume-weighted average price of the Company's common stock during the term of the agreement, less a discount. The ASR agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 9, 2022 of $120 million and a forward contract indexed to the Company's common stock for an amount of common shares to be determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value and upon final settlement was recorded as Treasury Stock in the Consolidated Balance Sheets at December 31, 2022. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

For the year ended December 31, 2022, we repurchased approximately 3.1 million shares at a cost of $150 million for an average price of $48.22.

Performance Graph

The information contained in the Performance Graph section shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate the graph by reference.

The graph below compares DENTSPLY SIRONA Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.'s common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022. The S&P 500 Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/17	12/18	12/19	12/20	12/21	12/22
DENTSPLY SIRONA Inc.	100.00	57.00	87.29	81.51	87.47	50.63
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Health Care	100.00	106.47	128.64	145.93	184.07	180.47

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I, Item 1, “Business - Forward-Looking Statements and Associated Risks” in the beginning of this Form 10-K. The MD&A includes the following sections:

•Business - a general description of Dentsply Sirona’s business and how performance is measured;
•Results of Operations - an analysis of the Company’s consolidated results of operations for the years ended December 31, 2022 and 2021;
•Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates; and
•Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; and aggregate contractual obligations.

2022 Operational Highlights

For the year ended December 31, 2022,

•Net sales decreased 7.3% compared to the prior year. On an organic basis (a Non-GAAP measure as defined under the heading "Key Performance Measurements" below) net sales decreased 0.5% for the year ended December 31, 2022 compared to prior year. Net sales were negatively impacted by approximately 6.8% due to the strengthening of the U.S. dollar over the prior year period.

•Net loss was $950 million as compared to net income of $411 million for the prior year primarily due to an goodwill impairment charge of $1,187 million. Diluted loss per share was $4.41 per share compared to net income per share of $1.87 in the prior year.

•Cash from operations was $517 million, as compared to $657 million in the prior year.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Recent Investigation

As previously disclosed, management determined there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, which have not been remediated as of December 31, 2022. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 8 Management’s Report on Internal Control Over Financial Reporting and Part II, Item 9A Controls and Procedures of this Form 10-K.

Company Profile

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 136-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the U.S. on Nasdaq under the symbol XRAY.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment and Consumables.

The Technologies & Equipment segment is responsible for the design, manufacture, sales and distribution of products including dental implants, CAD/CAM systems, orthodontic aligner products, imaging systems, treatment centers, instruments, as well as certain healthcare device products, primarily catheters.

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

The Company’s 2020 results were materially impacted by this disruption at the outset of the pandemic, including the closure or reduced operations of dental practices. During 2021, demand for the Company’s products largely recovered, although the Company continued to be impacted by shortages and higher prices for certain raw materials, as well as increasing distribution and labor costs.

The Company's financial results and operations continue to be affected by the COVID-19 pandemic and the pressure it has placed on inflation, supply chains, distribution networks and consumer behavior. Key impacts for the year ended December 31, 2022 are as follows:

•As further described in the "Results of Operations" discussion below, the Company continues to experience supply chain challenges resulting from the pandemic including increased lead times, limited availability of certain components, raw material price increases, and higher procurement and shipping costs. As a result of supply chain constraints, the Company has worked during the course of the year to reduce an elevated backlog primarily in connection with orders on hand for imaging equipment which it is unable to fill due to continued shortages of electronic components. The Company is continuing to take steps to mitigate the impact of these trends, including seeking alternative supplier sources for key raw materials.

•Sales continue to be impacted in certain geographic areas by public response to the COVID-19 pandemic. Towards the end of the first quarter of 2022, authorities in China started to periodically re-impose severe restrictions on individual and business activities in response to the resurgence of COVID-19 infections from variants of the virus, resulting in a loss of sales due to distribution constraints and lower demand from reduced patient traffic locally. Primarily as a result of these factors, sales in China declined by $93 million during 2022 relative to 2021. Adverse trends in certain regions could persist if these restrictions are renewed as a result of additional outbreaks. While most government authorities have not re-imposed restrictions with significant impacts, it continues to be unclear when the remaining constraints will be lifted, and to what degree future variants of the virus or renewed restrictions in other markets may impact short-term demand for the Company's products more broadly.

The impact of developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the EU, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted the Company's ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, the Company has purchased sufficient quantities for the near term, and are in process of identifying alternate sources for the longer term. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company's operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the year ended December 31, 2022 as a result of these developments.

For the year ended December 31, 2022, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $83 million. These net assets include $71 million of cash and cash equivalents held within Russia as of December 31, 2022. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. For additional discussion of associated risks, refer to Part I, Item 1A, "Risk Factors" - Risks Related to Our International Operations.

The impact of global economic conditions

In addition to the residual impacts of the COVID-19 pandemic and the war in Ukraine, markets in several regions particularly in Europe have experienced varying degrees of recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. In addition, changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, and the conflict in Ukraine have all contributed to a period of higher inflation across the industry and the regions in which the Company operates.

As a result, the Company has experienced higher prices for certain of our raw materials, particularly for electronic components which have in some cases required incremental procurement costs such as brokers' fees during the year, and a consequently negative impact to margins. The Company has also experienced delays in converting our backlog due to continued supply chain disruptions, which has negatively impacted both revenues and margins. Although the Company has experienced recent improvement in its supply chain, we expect a continuation of these trends including disruptions and inflationary pressure on the cost of both raw material and wages, the effect of which will depend on the Company’s ability to successfully mitigate and offset the related impacts.

The deterioration in macroeconomic conditions has also negatively affected demand for the Company's products and may continue to do so into the future. Specifically, the increase in interest rates during the year has put pressure on the ability of our customers to obtain financing for equipment purchases which affects volumes for these products. Additionally, the recessionary environment in general particularly for certain regions such as southern Europe has depressed demand for elective procedures including sales of implants and aligner solutions.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, the Company has attempted to mitigate these pressures through the following actions:

•Driving strategic procurement initiatives to leverage alternative sources of raw materials and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities; and
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the U.S.

As explained further in the Results of Operations section below, the Company has partly offset these elevated costs in certain areas of the business with price increases during the year. Should the higher inflationary environment continue, the Company may be likely to continue to be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation which could have a material adverse effect on our results of operations and financial condition.

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

The Company defines "organic sales" as the reported net sales adjusted for: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture; (2) net sales attributable to discontinued product lines in both the current and prior year periods; and (3) the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates.

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

The Company discloses organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of the items listed above that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this supplemental information is helpful in understanding underlying net sales trends.

Business Drivers

The primary drivers of organic sales include macroeconomic factors, global dental industry demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources to drive demand creation, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental industry over time. On a short-term basis, sudden changes in the macroeconomic environment, supply chain challenges, or changes in distributor inventory levels can and have impacted the Company's sales. Demand can also fluctuate based on the timing of dental tradeshows where promotions are offered, major new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, or other demographic disruptions such as the recent COVID-19 pandemic.

The Company has a focus on maximizing operational excellence on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the worldwide consolidation and simplification of operations and functions to further reduce costs. While the Company continues consolidation initiatives which can have an adverse impact on reported results in the short term, the Company expects that the continued benefits from these global efficiency efforts will optimize cost structure. Meanwhile, the Company intends to continue pursuing opportunities to expand the Company’s product offerings, technologies, and sales and service infrastructure through partnerships. Although the professional dental market has experienced consolidation, it remains fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

The Company’s business is subject to quarterly fluctuations in net sales and operating income. Annual price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase, although these fluctuations are mitigated by limits on purchases ahead of these increases. Changes in dealer inventory levels have impacted the Company’s consolidated net sales in the past, and may continue to do so in the future. In addition, the Company may from time to time, engage in new distributor relationships that could cause fluctuations of consolidated net sales and operating income. Distributor inventory levels may fluctuate, and may differ from the Company’s projections, resulting in the Company’s forecast of future results being different than expected.

There can be no assurance that the Company’s dealers and customers will maintain levels of inventory or patterns of build and liquidation timing in accordance with the Company’s predictions or past history. As of January 1, 2022, certain dealers’ inventory of the Company’s CAD/CAM products in the U.S. were higher than at the beginning of fiscal year 2021 by approximately $50 million due to lower-than-expected retail sales as well as timing-related purchases by dealers in the fourth quarter of 2021, partly driven by incentives offered during the latter half of 2021. During 2022, the levels of inventory at our distributors were reduced by approximately $60 million, returning to a level more aligned with our historical expectations.

The Company anticipates that inventory levels may continue to fluctuate as dealers and customers manage the effects of supply chain constraints on their businesses. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors."

Restructuring Programs

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation. This plan consists of the following planned measures: (a) implement a new operating model with five global business units designed to drive enterprise integration and align the product portfolio with our growth strategy; (b) commencement of central functions and infrastructure optimization to support efficiency of the overall organization; (c) creation of a Senior Vice President of the Quality and Regulatory role, designed to elevate the quality and regulatory affairs function within the management team; (d) simplify the management structure to bring the Company in-line with industry best practices; and (e) deliver cost savings to fund critical investments in 2023 and beyond to position the Company for sustainable future growth.

The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The Company expects to incur up to $165 million in one-time charges, comprising $130 million in restructuring expenditures and charges, the majority of which will be expensed as cash expenditures in 2023, primarily related to employee transition, severance payments and employee benefits; and $35 million in other non-recurring costs related to the restructuring activity which mostly consist of legal, consulting and other professional service fees. The Company anticipates that the restructuring plan will be substantially completed within the next eighteen months and result in $200 to $225 million in net annual cost savings.

Impact of Foreign Currencies

Due to the Company’s global footprint, movements in foreign currency exchange rates may have a material impact on its reported net sales and pre-tax income. With approximately two-thirds of the Company’s net sales originating from regions outside the U.S, the Company’s net sales and results of operations are negatively impacted by the strengthening, or positively impacted by the weakening, of the U.S. dollar compared to the primary currencies in which the Company operates.

While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures, particularly from the currency exposure arising from translation of non-U.S. dollar functional currency subsidiaries. During fiscal year 2022, both net sales and gross profit were adversely impacted due to the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact the Company's results.

RESULTS OF OPERATIONS

Net Sales

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$3,922	$4,231	$(309)	(7.3%)
Foreign exchange impact				(6.8%)
Acquisitions				0.1%
Divestitures and discontinued products				(0.1%)
Organic sales				(0.5%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily due to overall weaker performance in the U.S., as explained below, including sales of CAD/CAM and Endodontic & Restorative consumables products, and the ongoing impact of global supply chain constraints and reduction in volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components. Sales were also negatively impacted by reduced demand from patient traffic in certain markets as a result of COVID-19 variants and related restrictions, particularly in China. These negative drivers were mostly offset by strong regional performance in the Europe and demand for Orthodontic products, as well as a benefit from price increases.

Net Sales by Segment

Technologies & Equipment

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$2,318	2,504	$(186)	(7.4%)
Foreign exchange impact				(7.9%)
Acquisitions				0.1%
Organic sales				0.4%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to higher demand for Orthodontics and Equipment & Instruments, as well as a benefit from price increases. These positive drivers were offset by the impact of ongoing global supply chain constraints and lower volumes due to product availability, particularly for certain Equipment & Instruments products which rely on electronic components, as well as the impact of COVID-19 reducing demand in certain markets, particularly China. Sales of CAD/CAM products in the U.S. were also negatively impacted by high dealer inventory levels at the start of fiscal year 2022, as explained below.

Consumables

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,604	$1,727	$(123)	(7.1%)
Foreign exchange impact				(5.2%)
Divestitures and discontinued products				(0.2%)
Organic sales				(1.7%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was due to lower Endodontic & Restorative volumes, particularly in the U.S. and China, with sales volumes in the latter having been affected by COVID-19 variants and the impact of government regulations stemming from the pandemic. Sales during the comparative twelve months of 2021 benefited from our customers restocking their inventory of consumables products as part of the overall recovery from the pandemic. The decline in sales volume was partly offset by strong performance for preventive consumables products and a benefit from price increases across the segment.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,392	$1,480	$(88)	(5.9%)
Foreign exchange impact				(1.4%)
Acquisitions				0.2%
Divestitures and discontinued products				(0.1%)
Organic sales				(4.6%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was attributable to both the Technologies & Equipment and the Consumables segments and was primarily due to weaker retail performance in several product groups overall and lower wholesale volumes for CAD/CAM products, due in part to higher dealer inventory at the beginning of fiscal year 2022 which was subsequently reduced throughout the year. The level of inventory for CAD/CAM units held by dealers was reduced by approximately $60 million during 2022, compared to a build in inventory levels of approximately $50 million in 2021 partly as a result of incremental incentives offered during the latter half of that period which did not recur in 2022. Sales volumes were also negatively impacted by ongoing global supply chain constraints affecting the ability to fulfill certain Equipment & Instruments orders, particularly for imaging products. These negative drivers were partly offset by growth in demand for Orthodontics products.

Europe

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,559	$1,675	$(116)	(6.9%)
Foreign exchange impact				(9.8%)
Divestitures and discontinued products				(0.1%)
Organic sales				3.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily due to overall higher demand for Endodontic & Restorative products. Sales for Equipment & Instruments, CAD/CAM, and Orthodontics products were higher as a result of favorable market trends and demand in the first three quarters of the year, as well as a benefit from price increases. Organic sales growth in Europe declined during the fourth quarter, partly as a result of lower demand for Implants products. Organic sales for fiscal year 2022 was partly suppressed by ongoing global supply chain constraints, particularly for certain Equipment & Instruments products which rely on electronic components.

Rest of World

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$971	$1,076	$(105)	(9.8%)
Foreign exchange impact				(9.6%)
Divestitures and discontinued products				(0.1%)
Organic sales				(0.1%)
Percentages are based on actual values and may not recalculate due to rounding.

Organic sales showed a slight decline driven primarily by lower demand in China resulting from the adverse impact of COVID-19 and government restrictions affecting patient traffic. Beginning in the third quarter of 2022, we began to see softer demand for Implants products in China ahead of the local volume based procurement program taking effect in the first half of 2023. For additional details see Part I, Item I, "Business." These negative drivers were mostly offset due to overall growth in sales for CAD/CAM products. Absent the significant decline in sales for China, we also saw strong retail demand across the region for restorative and preventive consumables products.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Gross profit	$2,127	$2,347	$(220)	(9.4%)

Gross profit as a percentage of net sales	54.2%	55.5%	(130) bps
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in the gross profit rate as a percentage of net sales was primarily driven by foreign currency headwinds, increased inflationary pressures on material and distribution costs in the current year, and unfavorable mix driven by lower demand for higher margin products. This was partially offset by price increases, a reduction in customer sales incentives for certain products, and lower warranty provisions relative to the prior year. Inflationary pressure on direct material remained strong throughout the second half of 2022, resulting in an increased inventory balance which is expected to negatively impact cost of goods sold in 2023 as the inventory is sold.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,589	$1,551	$38	2.4%
Research and development expenses ("R&D")	174	171	3	1.6%
Goodwill impairment	1,187	—	1,187	NM
Intangible asset impairment and other costs	114	17	97	NM

SG&A as a percentage of net sales	40.5%	36.6%	390 bps
R&D as a percentage of net sales	4.4%	4.1%	30 bps
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses increased primarily due to costs related to the recently concluded internal investigation conducted by the Audit and Finance Committee and related remediation activities, including various legal, accounting and other professional services fees, as well as turnover and other employee-related costs. We also incurred higher headcount and travel expenses during the current year following the recovery from the COVID-19 pandemic. These increases were partly offset by lower expense for sales commissions and a benefit from foreign currency translation.

R&D Expenses

R&D expenses showed a slight increase due to increased investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. R&D expense as a percentage of net sales increased primarily due to lower sales in 2022 as compared to the prior year. We expect to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill Impairment

For the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $1,187 million related to two reporting units within the Technologies & Equipment segment. There were no impairments recorded in the year ended December 31, 2021. As the fair value of these reporting units continues to approximate carrying value as of December 31, 2022, any further decline in key assumptions could result in additional impairments in future periods. For further details see Item 8, Note 12, Goodwill and Intangible Assets, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Intangible Asset Impairment and Other Costs

During the year ended December 31, 2022, we recorded net expense of $114 million of intangible asset impairment and other costs which consist primarily of an impairment charge of $100 million related to certain tradenames and trademarks within both the Technology & Equipment segment and Consumables segment and $14 million of other costs, which consist primarily of restructuring costs in connection with the various restructuring initiatives. During the year ended December 31, 2021, we recorded net expense of $17 million of restructuring costs in connection with the various restructuring initiatives. As the fair value of these indefinite-lived intangible assets continues to approximate carrying value as of December 31, 2022, any further decline in key assumptions could result in additional impairments in future periods. For further details see Item 8, Note 19, Intangible Asset Impairment and Other Costs, in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages)(a)	2022	2021	$ Change	% Change

Technologies & Equipment	$399	$543	$(144)	(26.5%)

Consumables	495	539	(44)	(8.2%)
Percentages are based on actual values and may not recalculate due to rounding.
(a) See Note 7, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by the decrease in sales volumes and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global currency inflation, offset by benefits from price increases.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Interest expense, net	$60	$55	$5	9.6%
Other expense (income), net	58	8	50	NM
Net interest and other expense	$118	$63	$55
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Net interest expense for the year ended December 31, 2022 increased by $5 million as compared to the year ended December 31, 2021, driven primarily by higher interest rates on short-term and other borrowings partially offset by lower average borrowings in 2022 relative to the prior year period.

Other expense (income), net
Other expense (income), net for the year ended December 31, 2022 compared to the year ended December 31, 2021 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change

Loss (gain) on sales or disposal of non-core businesses	$3	$(7)	$10
Foreign exchange losses (gains) (a)	11	(6)	17
Loss from equity method investments	36	10	26
Defined benefit pension plan expenses (income)	7	10	(3)
Other non-operating loss	1	1	—
Other expense (income), net	$58	$8	$50
(a) Foreign exchange losses (gains) are primarily related to the revaluation of intercompany payables and loans.

Loss from equity method investments for the year ended December 31, 2022 increased by $26 million as compared to the year ended December 31, 2021 and primarily relates to a write-off of the Company's ownership position in a privately-held dental investment company following impairment of underlying investments held by the investment company and the Company's determination that the remaining investment is not recoverable.

Income Taxes and Net (Loss) Income

	Year Ended December 31,
(in millions, except per share data and percentages)	2022	2021	$ Change

(Benefit) provision for income taxes	$(105)	$134	$(239)

Effective income tax rate	9.9%	24.6%

Net (loss) income attributable to Dentsply Sirona	$(950)	$411	$(1,361)

Net (loss) income per common share - diluted (a)	$(4.41)	$1.87
Percentages are based on actual values and may not recalculate due to rounding.
(a) For the year ended December 31, 2022, our net loss per share was calculated on a non-diluted basis.

(Benefit) provision for income taxes

We recorded an income tax benefit of $105 million and an income tax expense of $134 million for the year ended December 31, 2022 and December 31, 2021, respectively. The decrease in the effective tax rate from 24.6% to 9.9% is primarily due to the impairment of goodwill recorded in 2022.

Further information regarding the details of income taxes is presented in Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Discussion of the results of operations for the year ended December 31, 2020 was included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2021, as amended and filed with the SEC on November 7, 2022.

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

In particular, the determination of fair value involves uncertainties around the forecasted cash flows as it requires management to make assumptions and apply judgment to estimate future business expectations. Those future expectations include, but are not limited to, the current and ongoing impact of the COVID-19 pandemic, distribution channel changes, impact from competition, and new product developments for these reporting units. The Company also considers the current and projected market and economic conditions for dental and medical device industries, both in the U.S. and globally, when determining its assumptions. Operating cash flow assumptions may also be impacted by assumptions regarding costs and benefits from restructuring initiatives, tax rates, foreign exchange rates, capital spending and working capital changes.

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

The quantitative evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) as its valuation technique to measure the fair value for its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions and estimates involved in the application of the DCF model to forecast operating cash flows include, but are not limited to the discount rates, revenue growth rates (including perpetual growth rates), future operating margin percentages, and net working capital changes of the reporting unit’s business. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as future expectations. The revenue growth rate assumptions were developed in consideration of future expectations which included, but were not limited to, the current and ongoing impact of the COVID-19 pandemic, distribution channel changes, impact from competition, and new product developments for these reporting units. Discount rates are estimated for geographic regions and applied to the reporting units located within the regions. These rates are developed based on market participant data, which included assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. As part of the annual test, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames, trademarks and in-process R&D and are not subject to amortization; instead, they are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flow, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

No goodwill or indefinite-lived intangible impairment was identified as of April 1, 2022 in conjunction with the annual test.

In the third quarter of 2022, the Company experienced adverse macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain and service costs, which contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. As a result, the Company identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units and indefinite-lived intangible assets, included within the Technologies & Equipment segment, and indicators of a "more likely than not" impairment related to its indefinite-lived intangibles assets for the Consumables reporting unit within the Consumables segment. As such, an interim impairment test was performed ("the interim test"). The Company recorded a pre-tax goodwill impairment charge related to the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively, and an indefinite-lived intangible asset impairment charge of $66 million and $26 million for the Digital Dental Group and Equipment & Instruments reporting units, respectively, within the Technologies & Equipment segment and a $2 million impairment charge for the Consumables reporting unit within the Consumables reporting unit for the three months ended September 30, 2022.

In the fourth quarter of 2022, reductions in near-term forecasts for specific tradenames and continued adverse macroeconomic factors, including the impact of foreign exchange rates, resulted in indicators of a "more likely than not" impairment for certain indefinite-lived intangible assets within the Equipment & Instruments reporting unit within the Technologies & Equipment segment and the Consumables reporting unit within the Consumables segment. As such, an impairment test was performed during the fourth quarter, resulting in an intangible asset impairment charges of $2 million and $4 million for indefinite-lived intangible assets within the Equipment & Instruments and Consumables reporting units, respectively, for the three months ended December 31, 2022.

For 2022, the goodwill impairment charge was recorded in Goodwill impairment in the Consolidated Statements of Operations, and the intangibles impairment charges were recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations. For further information on our annual and interim tests, see Note 12, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

No goodwill or indefinite-lived intangible impairment was identified for the year ended December 31, 2021.

In 2020, the Company recorded impairment charges of $157 million and $39 million related to goodwill and certain tradenames and trademarks, respectively, for the Equipment & Instruments reporting unit within the Technologies & Equipment segment as a result of changes in forecasted revenues, operating margins, and discount rates due to the negative impacts of the COVID-19 pandemic. The goodwill impairment charge was recorded in Goodwill impairment in the Consolidated Statements of Operations, and the intangibles impairment charge was recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations.

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes. The Company’s tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not considered to be permanently invested.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2022, the Company has a valuation allowance of $645 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
(in millions)	2022	2021	$ Change

Cash provided by (used in):
Operating activities	$517	$657	$(140)
Investing activities	(138)	(358)	220
Financing activities	(329)	(379)	50
Effect of exchange rate changes on cash and cash equivalents	(24)	(19)	(5)
Net increase (decrease) in cash and cash equivalents	$26	$(99)	$125

Cash provided by operating activities decreased primarily as a result of lower sales during the current period, as well as a build-up in inventory partly as a consequence of temporary COVID-19 related shutdowns in China. These decreases in operating cash were offset by other changes in working capital including higher liabilities for trade accounts payables and lower accounts receivable. For the year ended December 31, 2022, the number of days for sales outstanding in accounts receivable decreased by 5 days to 55 days at December 31, 2022 as compared to 60 days at December 31, 2021, and the number of days of sales in inventory increased by 27 days to 137 days at December 31, 2022 as compared to 110 days at December 31, 2021.

The decrease in cash used in investing activities was primarily due to activity in 2021 including lower cash paid for acquisitions of $248 million, partially offset by lower proceeds from the sale of non-strategic businesses or product lines of $28 million, higher capital expenditures of $7 million, and higher cash proceeds from net investment hedges of $11 million. The Company estimates capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2023 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The decrease in cash used in financing activities was primarily driven by lower net payments on debt of $42 million during 2022 compared to prior year, lower stock repurchases of $50 million and lower proceeds from exercises of stock options of $45 million. Primarily as a result of this activity, combined with a decrease of $60 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company's total borrowings decreased by a net $151 million during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company repurchased approximately 3.1 million shares under its open market share repurchase plan for a cost of $150 million at a volume-weighted average price of $48.22. On July 28, 2021, the Board of Directors of the Company approved an increase in the value of shares of common stock that may be repurchased under the share repurchase program to $1 billion. At December 31, 2022, $740 million of authorization remains available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At December 31, 2022, the Company held 49.3 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021

Current portion of debt	$118	$182
Long-term debt	1,826	1,913
Less: Cash and cash equivalents	365	339
Net debt	$1,579	$1,756

Total equity	3,812	4,997
Total capitalization	$5,391	$6,753

Total net debt to total capitalization ratio	29.3%	26.0%

At December 31, 2022, the Company had a total remaining borrowing capacity of $632 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $95 million outstanding borrowings under the commercial paper facility at December 31, 2022 resulting in $605 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $50 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2022, the Company has $22 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2022, the Company was in compliance with these covenants.

Additionally, the Company is required under certain of its debt agreements to deliver or make available to borrowers its unaudited financial statements on a timely basis each quarter along with the necessary certifications. As a result of the Company’s temporary failure to file its unaudited financial statements for the fiscal quarters ended March 31, 2022 and June 30, 2022 by the reporting deadlines, the Company obtained the consents of the requisite lenders and noteholders of its outstanding indebtedness to extend the time period for delivery of such unaudited financial statements until November 14, 2022. Those financial statements were delivered on November 9, 2022 and therefore, the Company did not suffer an event of default as a result of the previously delayed filings.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company's credit facilities are further discussed in Note 15, Financing Arrangements, to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At December 31, 2022, management believed that sufficient liquidity was available in the U.S. and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2022, the Company held $42 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements."

Contractual Obligations

The Company's scheduled contractual cash obligations at December 31, 2022 were as follows:

	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$1	$227	$303	$1,340	$1,871
Operating leases	61	84	41	37	223
Purchase commitments	176	193	43	—	412
Interest on long-term borrowings, net of interest rate swap agreements	47	91	73	81	292
Postemployment obligations	25	47	51	128	251
Precious metal consignment agreements	42	—	—	—	42
	$352	$642	$511	$1,586	$3,091

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2022, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $55 million of unrecognized tax benefits has been excluded from the contractual obligations table above. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Material Trends in Capital Resources

Beginning in the second quarter of 2022, the Company's financial results have been impacted by the costs associated with the internal investigation conducted by the Audit and Finance Committee and assisted by independent legal counsel and forensic accountants. These costs have included professional service fees associated with the investigation itself, as well as third party accounting and legal costs incurred by management to make assessments and revisions and begin remediation activities in response to the investigation's findings. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as costs in connection with retention of key personnel. These costs totaled approximately $61 million for the year ended December 31, 2022. Although the internal investigation has been completed, related costs are expected to continue as a material trend into 2023 as the Company works to complete its remediation activities described in Part II, Item 9A Controls and Procedures of this Form 10-K, and incurs legal defense costs pertaining to the matters described in Note 22 Commitments and Contingencies to the financial statements included in Part II, Item 8.

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

Currently, the Company uses both derivative and non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment. At December 31, 2022, a 10% weakening of the U.S. dollar against all other currencies would decrease the net fair value associated with the forward foreign exchange contracts by approximately $42 million.

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

At December 31, 2022, an increase of 1% in the interest rates on the variable interest rate instruments would decrease the Company's fair value associated with the derivative interest rate swaps by approximately $11 million.

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

At December 31, 2022, the Company had approximately 31,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $42 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2022, the average annual rate charged by the consignor banks was 2.6%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2022, 2021, and 2020.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020.	131

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the material weaknesses described herein, which were previously identified and reported in the 2021 Form 10-K/A, continue to exist as of December 31, 2022. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company's internal control over financial reporting:

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

These material weaknesses previously resulted in the restatement of our consolidated financial statements for the year ended December 31, 2021, and the unaudited interim financial information for the three and nine months ended September 30, 2021. These material weaknesses also resulted in adjustments to substantially all of our accounts and disclosures for the interim and annual periods related to 2019, 2020, and 2021. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears herein.

/s/	Simon D. Campion	/s/	Glenn G. Coleman
	Simon D. Campion		Glenn G. Coleman
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	March 1, 2023		March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY SIRONA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DENTSPLY SIRONA Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to lack of an effective internal control environment as former management failed to set an appropriate tone at the top, lack of a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with the Company’s financial reporting requirements, and lack of effective controls over approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management's Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Annual and Interim Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $2,688 million as of December 31, 2022, of which a significant portion relates to certain reporting units. Goodwill is tested for impairment at the reporting unit level annually as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. In the third quarter of 2022, management identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment. The Company has experienced adverse macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain and service costs, which are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. As a result of the interim test, management recorded a pre-tax goodwill impairment charge related to the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively. As disclosed by management, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. As disclosed by management, the significant assumptions in the application of the discounted cash flow model include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital changes of the reporting unit’s business.

The principal considerations for our determination that performing procedures relating to the annual and interim goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue growth rates, perpetual revenue growth rates, and operating margin percentages for the annual assessment and discount rates, revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital changes for the interim assessment, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of certain of the Company’s reporting units; evaluating the appropriateness of the discounted cash flow models; testing the completeness and accuracy of underlying data used in the discounted cash flow models; and evaluating the reasonableness of significant assumptions used by management related to the discount rates, revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital changes. Evaluating management’s assumptions related to revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital changes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow models and (ii) the reasonableness of the assumptions related to the discount rates, perpetual revenue growth rates, and net working capital changes.

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

The principal considerations for our determination that performing procedures relating to the uncertain tax position related to a worthless stock deduction is a critical audit matter are (i) the significant judgment by management when determining the uncertain tax position, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s accurate measurement of the uncertain tax position, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
March 1, 2023

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Net sales	$3,922	$4,231	$3,339
Cost of products sold	1,795	1,884	1,683

Gross profit	2,127	2,347	1,656

Selling, general, and administrative expenses	1,589	1,551	1,302
Research and development expenses	174	171	123
Goodwill impairment	1,187	—	157
Intangible asset impairment and other costs	114	17	77

Operating (loss) income	(937)	608	(3)

Other income and expenses:
Interest expense, net	60	55	46
Other expense (income), net	58	8	1

(Loss) income before income taxes	(1,055)	545	(50)
(Benefit) provision for income taxes	(105)	134	23

Net (loss) income	(950)	411	(73)

Less: Net income (loss) attributable to noncontrolling interests	—	—	—

Net (loss) income attributable to Dentsply Sirona	$(950)	$411	$(73)

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(4.41)	$1.88	$(0.33)
Diluted	$(4.41)	$1.87	$(0.33)

Weighted average common shares outstanding:
Basic	215.5	218.4	219.2
Diluted	215.5	220.2	219.2

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020

Net (loss) income	$(950)	$411	$(73)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(156)	(181)	184
Net gain (loss) on derivative financial instruments	29	25	(32)
Pension liability adjustments	91	26	(13)
Total other comprehensive (loss) income	(36)	(130)	139

Total comprehensive (loss) income	(986)	281	66

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(2)	1

Comprehensive (loss) income attributable to Dentsply Sirona	$(986)	$283	$65

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$365	$339
Accounts and notes receivable-trade, net	632	750
Inventories, net	627	515
Prepaid expenses and other current assets	269	248
Total Current Assets	1,893	1,852

Property, plant and equipment, net	761	773
Operating lease right-of-use assets, net	200	198
Identifiable intangible assets, net	1,903	2,319
Goodwill, net	2,688	3,976
Other noncurrent assets	198	121
Total Assets	$7,643	$9,239

Liabilities and Equity
Current Liabilities:
Accounts payable	$279	$262
Accrued liabilities	727	760
Income taxes payable	46	57
Notes payable and current portion of long-term debt	118	182
Total Current Liabilities	1,170	1,261

Long-term debt	1,826	1,913
Operating lease liabilities	149	149
Deferred income taxes	287	391
Other noncurrent liabilities	399	528
Total Liabilities	3,831	4,242

Commitments and contingencies (Note 22)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2022 and 2021
264.5 million shares issued at December 31, 2022 and 2021
215.3 million and 217.4 million shares outstanding at December 31, 2022 and 2021, respectively
Capital in excess of par value	6,629	6,606
Retained earnings	456	1,514
Accumulated other comprehensive loss	(628)	(592)
Treasury stock, at cost, 49.3 million and 47.1 million shares at December 31, 2022 and 2021, respectively	(2,649)	(2,535)
Total Dentsply Sirona Equity	3,811	4,996

Noncontrolling interests	1	1
Total Equity	3,812	4,997
Total Liabilities and Equity	$7,643	$9,239
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$3	$6,587	$1,359	$(602)	$(2,301)	$5,046	$2	$5,048
Net loss	—	—	(73)	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	138	—	138	1	139
Exercise of stock options	—	1	—	—	10	11	—	11
Stock based compensation expense	—	47	—	—	—	47	—	47
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(140)	(140)	—	(140)
Restricted stock unit distributions	—	(34)	—	—	19	(15)	—	(15)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.40 per share)	—	—	(87)	—	—	(87)	—	(87)
Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	411	—	—	411	—	411
Other comprehensive loss	—	—	—	(128)	—	(128)	(2)	(130)
Exercise of stock options	—	15	—	—	37	52	—	52
Stock based compensation expense	—	49	—	—	—	49	—	49
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(200)	(200)	—	(200)
Restricted stock unit distributions	—	(65)	—	—	34	(31)	—	(31)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.43 per share)	—	—	(94)	—	—	(94)	—	(94)
Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net loss	—	—	(950)	—	—	(950)	—	(950)
Other comprehensive loss	—	—	—	(36)	—	(36)	—	(36)
Exercise of stock options	—	1	—	—	6	7	—	7
Stock based compensation expense	—	59	—	—	—	59	—	59
Funding of employee stock purchase plan	—	1	—	—	5	6	—	6
Treasury shares purchased	—	—	—	—	(150)	(150)	—	(150)
Restricted stock unit distributions	—	(38)	—	—	25	(13)	—	(13)
Cash dividends declared ($0.50 per share)	—	—	(108)	—	—	(108)	—	(108)
Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:

Net (loss) income	$(950)	$411	$(73)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	119	124	142
Amortization of intangible assets	209	222	192
Fixed asset impairment	—	—	3
Goodwill impairment	1,187	—	157
Indefinite-lived intangible asset impairment	100	—	39
Deferred income taxes	(228)	(25)	(62)
Stock based compensation expense	59	48	47
Equity in earnings from unconsolidated affiliates	36	10	—
Other non-cash (income) expense	60	24	3
Loss (gain) on sale or disposal of non-strategic businesses and product lines	3	(14)	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	85	(117)	131
Inventories, net	(141)	(64)	123
Prepaid expenses and other current assets, net	(33)	(32)	39
Other noncurrent assets	1	(10)	1
Accounts payable	30	(49)	(28)
Accrued liabilities	(6)	100	(10)
Income taxes	(15)	17	(41)
Other noncurrent liabilities	1	12	(15)
Net cash provided by operating activities	517	657	649

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	(248)	(1,078)
Cash received on sale of non-strategic businesses or product lines	—	28	1
Capital expenditures	(149)	(142)	(87)
Cash received on derivative contracts	13	2	58
Other investing activities, net	(2)	2	—
Net cash used in investing activities	(138)	(358)	(1,106)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	6	16	1,448
Repayments on long-term borrowings	(2)	(297)	(701)
Net borrowings (repayments) on short-term borrowings	(64)	179	2
Payments on terminated derivative instruments	—	—	(30)
Proceeds from exercised stock options	6	51	11
Cash paid for treasury stock	(150)	(200)	(140)
Cash dividends paid	(104)	(92)	(88)
Other financing activities, net	(21)	(36)	(26)
Net cash (used in) provided by financing activities	(329)	(379)	476

Effect of exchange rate changes on cash and cash equivalents	(24)	(19)	14
Net increase (decrease) in cash and cash equivalents	26	(99)	33
Cash and cash equivalents at beginning of period	339	438	405
Cash and cash equivalents at end of period	$365	$339	$438

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$70	$64	$45
Income taxes paid, net of refunds	122	148	82
Non-cash investing activities:
Change in accounts payable related to capital expenditures	$(6)	$19	$—
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of dental products and technologies, with a 136-year history of innovation and service to the dental industry and patients worldwide. The Company’s principal product categories include dental consumable products, dental equipment, dental technologies and certain healthcare consumable products. The Company sells its products in over 150 countries under some of the most well-established brand names in the industry.

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

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities of ninety days or less. The balance as of December 31, 2022 includes $71 million of cash and cash equivalents located in Russia which is available for use in local operations but limited in its ability to be transferred out of the country due to control measures currently in place by the Russian government.

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

The Company establishes an allowance for doubtful accounts based on an estimate of current expected credit losses resulting from the inability of its customers to make required payments. The allowance is determined based on a combination of factors, including the length of time that the receivable is past due, history of write-offs, and the Company's knowledge of circumstances relating to specific customers' ability to meet their financial obligations. Provision for doubtful accounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them. See Note 2, Revenue for additional information on Accounts Receivable.

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first out method (“FIFO”) or average cost methods, except for $3 million of inventories that was determined by the last-in, first out method (“LIFO”) method as of December 31, 2020.

The Company establishes reserves for inventory estimated to be excess, obsolete or unmarketable based upon assumptions about future demand, market conditions, and expiration of products.

Valuation of Goodwill and Indefinite-Lived and Definite-Lived Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in accordance with ASC 350 as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its respective fair value, an impairment charge is recognized for the excess amount. Additional information related to the testing for goodwill impairment, including results of the annual test performed as of April 1, 2022 and the interim impairment assessment performed in the third quarter of 2022, is provided in Note 12, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of tradenames and trademarks and in-process research and development ("R&D") acquired in business combinations, and these are not subject to amortization. Valuations of indefinite-lived intangibles assets acquired in business combinations are based on information and assumptions available at the time of their acquisition, using income and market approaches to determine fair value. The Company conducts an impairment test in accordance with ASC 350 as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. Additional information related to the testing for indefinite-lived intangible asset impairment, including results of the annual test performed as of April 1, 2022 and the interim assessments performed in the third and fourth quarter of 2022, is provided in Note 12, Goodwill and Intangible Assets.

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

Leases

The Company leases real estate, automobiles and equipment under various operating and finance leases. The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate, based on the information available, at commencement of the lease to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Any new real estate and equipment operating lease agreements with lease and non-lease components, are accounted for as a single lease component; auto leases are accounted for as separate lease components.

The Company’s leases have remaining lease terms of approximately 1 year to 10 years. Many of the Company's real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term until considered reasonably certain of renewal. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements. See Note 11, Leases for additional information.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the monthly average foreign exchange rates. The effects of these translation adjustments are reported within AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2022, the Company had translation loss of $188 million and a gain of $32 million on its loans designated as hedges of net investments. During the year ended December 31, 2021, the Company had translation loss of $225 million and gains of $46 million on its loans designated as hedges of net investments. During the year ended December 31, 2020, the Company had translation gains of $235 million and losses of $54 million on its loans designated as hedges of net investments.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included within Other expense (income), net in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, net foreign currency loss of $11 million, gain of $6 million and gain of $13 million, respectively.

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

Certain contracts with our customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. The Company generally uses an observable price, typically average selling price, to determine the stand-alone selling price for separate performance obligations. The Company determines the stand-alone selling price, based on Company geographic sales locations' database of pricing and discounting practices for the specific product or service when sold separately, and utilizes this data to arrive at average selling prices by product. In cases where an average selling price is not observable, the Company determines the stand-alone selling price using relevant information and applies suitable estimation methods including, but not limited to, the cost plus a margin approach. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each distinct performance obligation.

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

To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of cumulative revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.

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

	December 31,
(in millions)	2022	2021	2020

Warranty Expense	$27	$44	$27
Warranty Accrual	22	28	18

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

Research and Development Costs

R&D costs, including internal labor costs, material costs, consulting expenses, and certain overheads, such as facilities and information technology costs directly attributable to R&D activities, are expensed in the period in which they are incurred. Software development costs related to software to be sold, leased, or otherwise marketed incurred prior to the attainment of technological feasibility are considered R&D and are expensed as incurred. Once technological feasibility is established, the cost of software developed for external use is capitalized until the product is available for general release to customers. Amortization of these costs are included in Cost of products sold over the estimated life of the products.

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

Income Taxes

The Company’s tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not considered to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

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

The Company's equity-method net losses were $36 million, $10 million, and $1 million for the years ended December 31, 2022, 2021, and 2020 respectively. Loss from equity method investments for the year ended December 31, 2022 includes $36 million recorded in Other expense (income), net in the Consolidated Statements of Operations for a write-off of the Company's ownership position in a privately-held dental investment company following impairment of underlying investments held by the investment company and the Company's determination that the remaining investment is not recoverable.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This accounting standard changed the recognition and measurement of credit losses, including trade accounts receivable. Under previous accounting standards, a loss was recognized when the loss became probable of occurring. The new standard broadened the information that an entity must consider when developing expected credit loss estimates. The amendments in this update were effective for the fiscal years and interim periods ending after December 15, 2019. The amendments in this update were applied on a prospective basis for all periods presented with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This accounting standard changed disclosure requirements for defined benefit plans, including removal and modification of existing disclosures. The amendments in this update were effective for the fiscal years ending after December 15, 2020. The amendments in this update were applied on a retrospective basis for all periods presented. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s disclosures.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This accounting standard simplified key provisions for accounting for income taxes, as part of the FASB's initiative to reduce complexity in accounting standards. The amendments eliminated certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarified and simplified other aspects of the accounting for income taxes. The amendments in this update were effective for interim and fiscal period beginning after December 31, 2020. The Company adopted this accounting standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements or related disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021 and by ASU No. 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” in December 2022. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. This standard is permitted to be adopted any time through December 31, 2024, and does not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2024. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

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

NOTE 2 - REVENUE

Net sales disaggregated by product category were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Equipment & Instruments	$678	$728	$577
Implants	570	626	475
CAD/CAM	503	574	455
Orthodontics	297	273	160
Healthcare	270	303	287
Technology & Equipment segment net sales	$2,318	$2,504	$1,954

Endodontic & Restorative	$1,167	$1,261	$961
Other Consumables	437	466	424
Consumables segment net sales	$1,604	$1,727	$1,385

Total net sales	$3,922	$4,231	$3,339

Technologies & Equipment Segment

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as treatment centers, imaging equipment, motorized dental handpieces, and other instruments for dental practitioners and specialists. Imaging equipment serves as the starting point for the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications. Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygiene and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment such as amalgamators, mixing machines and porcelain furnaces.

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

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of esthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions ("DI") intraoral scanners, mills, and services. The full-chairside offering enables dentists to practice same day or single visit dentistry.

Orthodontics

The company’s Orthodontics product category primarily includes a dentist-directed aligner solution, SureSmile, and a direct-to-consumer aligner solution, Byte. The Orthodontics product category also includes a High Frequency Vibration ("HFV") technology device known as VPro or as HyperByte within Byte's product offering. The aligner offerings include software technology that enables aligner treatment planning and for SureSmile seamless connectivity of a digital workflow from diagnostics through treatment delivery.

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

Endodontic & Restorative Products

The Company's Endodontic & Restorative products frequently work together to provide a tandem solution in high-tech dental procedures. The Endodontic products include drills, filers, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. Restorative products include dental prosthetics, such as artificial teeth, dental ceramics, digital dentures, precious metal dental alloys, and crown and bridge porcelain products.

Other Consumables

The remaining consumables products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, impression materials, tooth whiteners and topical fluoride.

Net sales disaggregated by geographic region were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

United States	$1,392	$1,480	$1,115
Europe	1,559	1,675	1,381
Rest of World	971	1,076	843
Total net sales	$3,922	$4,231	$3,339

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $84 million and $68 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. The Company recognized revenue deferred as of December 31, 2021 of approximately $53 million during the current year. The Company expects to recognize a significant majority of the deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $14 million and $13 million at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 - STOCK COMPENSATION

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, RSUs and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. Each restricted stock and RSU issued is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2022 is 13 million.

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Cost of products sold	$3	$3	$1
Selling, general, and administrative expense	53	44	44
Research and development expense	3	2	1
Total stock based compensation expense	$59	$49	$46

Related deferred income tax benefit	$7	$6	$5

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year Ended December 31,
	2022	2021	2020

Weighted average fair value per share	$14.06	$15.90	$10.03
Expected dividend yield	1.09%	0.68%	0.84%
Risk-free interest rate	2.23%	0.79%	0.77%
Expected volatility	32.7%	31.5%	24.0%
Expected life (years)	5.20	5.08	5.49

The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $1 million, $16 million and $3 million, respectively.

The total fair value of shares vested for the years ended December 31, 2022, 2021 and 2020 was $49 million, $76 million and $54 million, respectively.

The NQSO transactions for the year ended December 31, 2022 were as follows:

	Outstanding			Exercisable			Expected to Vest
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2021	3.2	$52.44	$15	2.2	$52.05	$11	1.0	$53.29	$4
Granted	0.8	48.18
Exercised	(0.2)	42.57
Cancelled	(0.5)	53.53
Forfeited	(0.3)	53.42
December 31, 2022	3.0	$51.64	$—	1.9	$52.43	$—	1.1	$50.21	$—

There were 1.1 million NQSOs unvested at December 31, 2022. The remaining unamortized compensation cost related to NQSOs is $7 million, which will be expensed over the weighted average remaining vesting period of the options, or 2.1 years.

The weighted average remaining contractual term of all outstanding options, exercisable options and options expected to vest are 5.7 years, 4.2 years and 8.6 years, respectively.

Information about NQSOs outstanding for the year ended December 31, 2022 were as follows:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

30.01	-	40.00	0.2	9.3	$31.35	—	$37.22
40.01	-	50.00	1.1	4.8	47.09	0.9	46.98
50.01	-	60.00	1.4	6.5	55.47	0.7	55.78
60.01	-	70.00	0.3	3.6	62.34	0.3	62.26
			3.0			1.9

The unvested RSU transactions for the year ended December 31, 2022 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2021	3.1	$53.52
Granted	3.3	39.73
Vested	(1.0)	37.76
Forfeited	(1.0)	42.31
Unvested at December 31, 2022	4.4	$45.63

The unamortized compensation cost related to RSUs is $67 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 1.9 years.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2022	2021	2020

Net (loss) income attributable to Dentsply Sirona	$(950)	$411	$(73)

Weighted average common shares outstanding	215.5	218.4	219.2

Earnings (loss) per common share - basic	$(4.41)	$1.88	$(0.33)

Diluted Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2022	2021	2020

Net (loss) income attributable to Dentsply Sirona	$(950)	$411	$(73)

Weighted average common shares outstanding	215.5	218.4	219.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.8	—
Total weighted average diluted shares outstanding	215.5	220.2	219.2

Earnings (loss) per common share - diluted	$(4.41)	$1.87	$(0.33)

For the years ended December 31, 2022, 2021, and 2020, the Company excluded from the computation of weighted average diluted shares outstanding of 3.6 million, 1.0 million, and 3.1 million, respectively of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive.

The calculation of weighted average diluted common shares outstanding excluded 0.5 million and 0.9 million of potentially diluted common shares because the Company reported a net loss for the years ended December 31, 2022 and 2020, respectively.

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

AOCI includes cumulative foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company's pension plans. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2022, 2021 and 2020, these tax adjustments were $100 million, $168 million and $216 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $438 million and $250 million at December 31, 2022 and 2021, respectively, and which included losses of $84 million and $116 million, at December 31, 2022 and 2021, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2022 and 2021 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(127)	(1)	39	116	27
Tax expense	(29)	—	(9)	(30)	(68)
Other comprehensive (loss) income, net of tax, before reclassifications	$(156)	$(1)	$30	$86	$(41)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	5	5
Net (decrease) increase in other comprehensive income	(156)	(1)	30	91	(36)
Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain and (Loss) on Cash Flow Hedges	Gain and (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2020	$(187)	$(25)	$(119)	$(133)	$(464)
Other comprehensive (loss) income before reclassifications and tax impact	(146)	3	22	26	(95)
Tax expense	(33)	(1)	(6)	(8)	(48)
Other comprehensive (loss) income, net of tax, before reclassifications	$(179)	$2	$16	$18	$(143)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	7	—	8	15
Net (decrease) increase in other comprehensive income	(179)	9	16	26	(128)
Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2022	2021	2020

Gain (Loss) on derivative financial instruments:
Interest rate swaps	$(3)	$(4)	$(4)	Interest expense, net
Foreign exchange forward contracts	3	(3)	2	Cost of products sold
Net loss before tax	$—	$(7)	$(2)
Tax impact	—	—	—	(Benefit) provision for income taxes
Net loss after tax	$—	$(7)	$(2)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$1	$1	$1	(a)
Amortization of net actuarial losses	(8)	(12)	(9)	(a)
Net loss before tax	$(7)	$(11)	$(8)
Tax impact	2	3	2	(Benefit) provision for income taxes
Net loss after tax	$(5)	$(8)	$(6)

Total reclassifications for the period	$(5)	$(15)	$(8)

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The fair values of the assets acquired and liabilities assumed in connection with the acquisition of the affiliate included $4 million of Other current assets, $3 million of Intangible assets, $2 million of Current liabilities and $1 million of Other long-term liabilities. The cash paid and the $4 million fair value of the previously-held interest in the entity prior to the acquisition has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $7 million in goodwill. This goodwill is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company and is not expected to be deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the years ended December 31, 2022 and 2021 were immaterial to the financial statements, resulting in an increase to goodwill of $2 million.

Identifiable intangible assets acquired were as follows:

		Weighted Average
		Useful Life
(in millions, except for useful life)	Amount	(in years)

In-process R&D	$3	Indefinite
On June 1, 2021, the effective date of the transaction, the Company paid $132 million to acquire substantially all of the assets of Propel Orthodontics LLC, a privately-held company based in New York and California ("Propel Orthodontics"). Propel Orthodontics manufactures and sells orthodontic devices and provides in-office and at-home orthodontic accessory devices to orthodontists and their patients primarily within the aligner market. The acquisition is expected to further accelerate the growth and profitability of the Company's combined aligners business.

The fair values of the assets acquired and liabilities assumed in connection with the Propel Orthodontics acquisition were as follows:

(in millions)

Other current assets	$4
Intangible assets	66
Current liabilities	(1)
Net assets acquired	69
Goodwill	63
Purchase consideration	$132

The purchase price has been allocated on the basis of the estimates of fair values of assets acquired and liabilities assumed, resulting in the recording of $63 million in goodwill, which is considered to represent the value associated with the acquired workforce and synergies the two companies anticipate realizing as a combined company. The goodwill is expected to be deductible for tax purposes. Measurement period adjustments made to the fair values of the assets acquired and liabilities assumed during the years ended December 31, 2022 and 2021 were immaterial to the financial statements, resulting in a reduction to goodwill of $2 million.

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

In the year ended December 31, 2022, certain earn-out provisions were achieved and the Company made cash payments of $5 million to the former shareholders of Datum with no impact to the Company's Statement of Operations for the period. As of December 31, 2022, the remaining contingent consideration obligation was $4 million.

The results of operations for each of the acquired businesses above upon the effective date of each transaction have been included in the accompanying financial statements. These results, as well as the historical results for the above acquired businesses for the year ended December 31, 2021 are not material in relation to the Company’s net sales and earnings for that period. The Company therefore does not believe these acquisitions represent material transactions either individually or in the aggregate requiring the supplemental pro-forma information prescribed by ASC 805 and accordingly, this information is not presented.

Acquisition-related costs incurred for the year ended December 31, 2022 and 2021 were $1 million and $8 million, respectively, consisting primarily of legal and professional fees in relation to the Propel and Byte acquisitions and are recorded in SG&A expenses in the Consolidated Statements of Operations.

Investment in Affiliates

On June 4, 2021, the effective date of the transaction, the Company paid $16 million to acquire a minority interest in a UK based, privately-held provider of healthcare consumables. The investment is recorded as an equity method investment within Other noncurrent assets in the Consolidated Balance Sheets.

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

The Company evaluates performance of the segments based on the net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs (including certain inter-segment eliminations which are generally based on estimated external selling prices and are eliminated during consolidation), goodwill impairments, intangible asset impairments and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations.

A description of the products and services provided within each of the Company’s two reportable segments is provided below.

Technologies & Equipment

This segment is responsible for the design, manufacture, and sales of the Company’s dental technology and equipment products and healthcare products. These products include dental implants, CAD/CAM systems, orthodontic aligners, imaging systems, treatment centers, instruments, as well as medical devices.

Consumables

This segment is responsible for the design, manufacture, and sales of the Company’s consumable products which include various preventive, restorative, endodontic, and dental laboratory products.

The Company’s segment information for the years ended December 31 was as follows:

Net Sales	Year Ended December 31,
(in millions)	2022	2021	2020

Technologies & Equipment	$2,318	$2,504	$1,954
Consumables	1,604	1,727	1,385
Total net sales	$3,922	$4,231	$3,339

Depreciation and Amortization	Year Ended December 31,
(in millions)	2022	2021	2020

Technologies & Equipment	$273	$280	$261
Consumables	41	52	61
All Other (a)	14	15	12
Total	$328	$347	$334
(a) Includes amounts recorded at corporate headquarters.

Segment Adjusted Operating Income	Year Ended December 31,
(in millions)	2022	2021	2020

Technologies & Equipment	$399	$543	$382
Consumables	495	539	316
Segment adjusted operating income	$894	$1,082	$698

Reconciling items (income) expense:
All other (a)	318	229	269
Goodwill impairment	1,187	—	157
Intangible asset impairment and other costs	114	17	77
Interest expense, net	60	55	46
Other expense (income), net	58	8	1
Amortization of intangible assets	209	222	192
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	3	6	6
(Loss) income before income taxes	$(1,055)	$545	$(50)
(a) Includes the results of unassigned corporate headquarters costs and inter-segment eliminations.

Capital Expenditures	Year Ended December 31,
(in millions)	2022	2021	2020

Technologies & Equipment	$101	$100	$50
Consumables	20	37	26
All Other (a)	23	22	11
Total	$144	$159	$87
(a) Includes capital expenditures of corporate headquarters.

Assets	Year Ended December 31,
(in millions)	2022	2021

Technologies & Equipment	$5,518	$6,902
Consumables	1,928	2,123
All Other (a)	197	214
Total	$7,643	$9,239
(a) Includes the results of unassigned corporate headquarters costs and inter-segment eliminations.

Geographic Information

The following tables set forth information about the Company’s significant operations by geographic areas, for the years ended December 31, 2022, 2021, and 2020. Net sales reported below represent revenues from external customers in those respective countries based on the destination of shipments.

	Year Ended December 31,
(in millions)	2022	2021	2020

Net sales
United States	$1,393	$1,484	$1,116
Germany	447	482	432
Other Foreign	2,082	2,265	1,791
Total net sales	$3,922	$4,231	$3,339
Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

	Year Ended December 31,
(in millions)	2022	2021

Property, plant, and equipment, net
United States	$174	$166
Germany	275	309
Sweden	98	107
Other Foreign	214	191
Total property, plant, and equipment, net	$761	$773
Product and Customer Information
For information on the Company's net sales by product category, including a description of the revenue streams comprising each of the reportable segments, see Note 2, Revenue.

Concentration Risk

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable balance. Customers that accounted for 10% or more of net sales or accounts receivable for the years ended December 31, 2022 and 2020 were as follows:

	Year Ended December 31,
	2022		2020
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	11%	15%	14%	N/A
Patterson Companies, Inc.	N/A	12%	10%	18%

NOTE 8 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Foreign exchange transaction loss (gain)	$11	$(6)	$(13)
Other expense (income), net	47	14	14
Total other expense (income), net	$58	$8	$1

NOTE 9 - INVENTORIES, NET

Inventories, net were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Raw materials and supplies	$169	$139
Work-in-process	77	72
Finished goods	381	304
Inventories, net	$627	$515

The Company’s inventory reserve was $83 million and $86 million at December 31, 2022 and 2021, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Land	$48	$51
Buildings and improvements	546	561
Machinery and equipment	963	982
Capitalized software	400	353
Construction in progress	116	134
	$2,073	$2,081
Less: Accumulated depreciation and amortization	1,312	1,308
Property, plant and equipment, net	$761	$773

NOTE 11 - LEASES

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2022	2021

Assets
Finance leases	Property, plant, and equipment, net	$1	$2
Operating leases	Operating lease right-of-use assets, net	200	198
Total right-of-use assets		$201	$200

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$1	$1
Operating leases	Accrued liabilities	54	50
Noncurrent liabilities
Finance leases	Long-term debt	1	1
Operating leases	Operating lease liabilities	149	149
Total lease liabilities		$205	$201

Supplemental information:
Weighted-average discount rate
Finance leases		3.5%	3.2%
Operating leases		3.5%	3.3%

Weighted-average remaining lease term in years
Finance leases		4.1	4.3
Operating leases		5.1	5.3

The lease cost recognized in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Operating lease cost	$68	$67
Short-term lease cost	1	1
Variable lease cost	12	10
Total lease cost	$81	$78

The contractual maturity dates of the remaining lease liabilities as of December 31, 2022 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2023	$1	$61	$62
2024	1	50	51
2025	—	34	34
2026	—	25	25
2027	—	16	16
2028 and beyond	—	37	37
Total lease payments	$2	$223	$225
Less imputed interest	—	20	20
Present value of lease liabilities	$2	$203	$205

The supplemental cash flow information for leases were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$66	$65	$56

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$1	$—
Operating leases	57	79	43

NOTE 12 - GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company conducted its annual goodwill and indefinite-lived intangible assets impairment tests as of April 1, 2022, noting no impairment.

Third Quarter 2022 Impairment

In the third quarter of 2022, the Company experienced adverse macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain, and service costs, which contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. As a result, the Company identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment and certain indefinite-lived intangible assets, including within the above mentioned reporting units as well as the Consumables reporting unit within the Consumables segment. As such, a third quarter impairment test was performed (the "third quarter test").

During the third quarter test, the fair values of the two reporting units above were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow models include, but are not limited to, the discount rate of 11.0%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit's business. These assumptions were developed in consideration of current market conditions and future expectations which include, but were not limited to, distribution channel changes, impact from competition, and new product developments. The Company also considered current and projected market and economic conditions. As a result, the Company recorded a pre-tax goodwill impairment charge related to the Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively, for the three months ended September 30, 2022. This charge was recorded in Goodwill impairment in the Consolidated Statements of Operations.

During the third quarter test, the fair values of intangible assets were computed using either an income approach, specifically a relief from royalty method, or a qualitative assessment. The Company's significant assumptions in the relief from royalty method include, but were not limited to, discount rates ranging from 11.0% to 12.5%, revenue growth rates (including perpetual growth rates) and royalty rates. As a result, the Company recorded an impairment charge of $66 million and $26 million for the Digital Dental Group and Equipment & Instruments reporting units, respectively, within the Technologies & Equipment segment, and a $2 million charge for the Consumables reporting unit within the Consumables segment, for its indefinite-lived intangible assets for the three months ended September 30, 2022. This charge was recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations.

Fourth Quarter 2022 Impairment

During the fourth quarter of 2022, the Company considered whether any events or changes in circumstances indicated that goodwill or indefinite-lived intangible assets may have been impaired. Based on a quantitative analysis performed, the Company believes there is no indication that the carrying value of any of its reporting units "more likely than not" exceeds fair value at December 31, 2022. Reductions of near-term forecasts and continued adverse macroeconomic factors, including the impact of foreign exchange rates, for specific tradenames within the Equipment & Instruments reporting unit within the Technologies & Equipment segment and the Consumables reporting unit within the Consumables segment, resulted in indicators of a "more likely than not" impairment for those indefinite-lived intangible assets. As such, an impairment test was performed in the fourth quarter. The fair values of these intangible assets were computed using an income approach, specifically a relief from royalty method. The Company's other significant inputs in the relief from royalty method in the fourth quarter were consistent to those described within the third quarter test above, with royalty rates remaining consistent with the third quarter test and discount rates ranging from 11.5% to 12.0%. As a result of the fourth quarter test, the Company recorded impairment charges of $2 million and $4 million for indefinite-lived intangible assets within the Equipment & Instruments and Consumables reporting units, respectively, for the three months ended December 31, 2022. These charges were recorded in Intangible asset impairment and other costs in the Consolidated Statements of Operations.

At December 31, 2022, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $235 million and $193 million, respectively, and the carrying value of indefinite-lived intangible assets with impairments in the third or fourth quarter was $156 million, $15 million, and $39 million for the Digital Dental Group, Equipment & Instruments, and Consumables reporting units, respectively. As the fair value of these reporting units and indefinite-lived intangible assets continues to approximate carrying value as of December 31, 2022, any further decline in key assumptions could result in additional impairments in future periods. For the Company's reporting units and indefinite-lived intangible assets that were not impaired in the third or fourth quarter, the Company performed hypothetical sensitivity analyses by increasing the discount rate by 100 basis points and, in a separate test, reducing by 10% the fair value of the reporting units and indefinite-lived intangible assets. If discount rates were hypothetically increased by 100 basis points one reporting unit within the Technologies & Equipment segment and certain indefinite-lived intangibles within the Technologies & Equipment segment would have a fair value less than 10% in excess of book value. Goodwill associated with this reporting unit was $1,128 million at December 31, 2022, and the carrying value of these indefinite-lived intangible assets was $47 million at December 31, 2022.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the annual or interim tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect to the fair value of either the reporting units or indefinite-lived intangibles assets and could results in a future impairment charge. There can be no assurance that the Company's future asset impairment testing will not result in a material charge to earnings.

2021 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

The Company performed the required annual impairment tests of goodwill and indefinite-lived intangibles as of April 1, 2021 consistent with the valuation approaches described above, which did not result in any impairment for the year ended December 31, 2021.

2020 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

During the three months ended March 31, 2020, the Company recorded an impairment charge of $157 million related to the goodwill associated with the Equipment & Instruments reporting unit. The impairment was a result of changes in forecasted revenues, operating margins, and discount rates due to negative impacts of the COVID-19 pandemic on customer demand for the Company's products, which caused a decline in revenue and profitability in the first quarter of 2020. To determine the fair value of each of the reporting units for which a triggering event was concluded to exist as of March 31, 2020, the Company utilized a discounted cash flow model, and utilized discount rates for each of the reporting units which ranged between 9.5% to 11.5%. As a result of these models which included updates to the estimates and assumptions resulting from the ongoing COVID-19 pandemic, the Company determined the goodwill associated with the Equipment & Instruments reporting unit was impaired. The impairment charge was recorded in Goodwill impairment in the Consolidated Statements of Operations.

The Company also concluded in the first quarter of 2020 that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event also existed for all but two of the Company's indefinite-lived intangible assets as of March 31, 2020. The Company performed impairment tests for the indefinite-lived intangible assets using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applied significant judgment to determine key assumptions, including royalty rates, and discount rates (which ranged from 10.0% to 17.5%). The impairment test resulted in an impairment charge of $39 million related to certain tradenames and trademarks within the Equipment & Instruments reporting unit during the three months ended March 31, 2020. The impairment charge was driven by a decline in forecasted sales as a result of the COVID-19 pandemic as discussed above, as well as an unfavorable change in the discount rates. The impairment charge was recorded in Intangible asset impairment and other costs in the Consolidated Statement of Operations.

The Company further performed the required annual impairment tests of goodwill and indefinite-lived intangibles as of April 30, 2020 consistent with the valuation approaches described above, which did not result in any additional impairment for the year ended December 31, 2020.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2020
Goodwill	$5,985	$894	$6,879
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,092	$894	$3,986

Acquisition related additions (a)	109	—	109
Translation and other	(105)	(14)	(119)

Balance at December 31, 2021
Goodwill	$5,989	$880	$6,869
Accumulated impairment losses	(2,893)	—	(2,893)
Goodwill, net	$3,096	$880	$3,976

Impairment	(1,187)	—	(1,187)
Translation and other	(87)	(14)	(101)

Balance at December 31, 2022
Goodwill	$5,902	$866	$6,768
Accumulated impairment losses	(4,080)	—	(4,080)
Goodwill, net	$1,822	$866	$2,688
(a) Refer to Note 6, Business Combinations, for more information regarding recent acquisitions.

Identifiable definite-lived and indefinite-lived intangible assets at were as follows:

	Year Ended December 31,
	2022			2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,658	$(848)	$810	$1,729	$(762)	$967
Tradenames and trademarks	273	(96)	177	269	(79)	190
Licensing agreements	30	(26)	4	36	(32)	4
Customer relationships	1,057	(600)	457	1,091	(545)	546
Total definite-lived	$3,018	$(1,570)	$1,448	$3,125	$(1,418)	$1,707

Indefinite-lived tradenames and trademarks	450	—	450	598	—	598
In-process R&D (a)	5	—	5	14	—	14
Total indefinite-lived	455	—	455	612	—	612

Total identifiable intangible assets	$3,473	$(1,570)	$1,903	$3,737	$(1,418)	$2,319
(a) Intangible assets acquired in a business combination that are in-process and used in R&D activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed. During the third quarter of 2022, the completion of certain R&D activities occurred, resulting in the reclassification of $5 million of in-process R&D to in-service assets with a definite life. In the fourth quarter of 2022, the Company made the determination to abandon certain in-process R&D efforts, and recorded a $3 million impairment charge of in-process R&D assets.

Amortization expense for identifiable definite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $209 million, $222 million and $192 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding calendar years is $207 million, $211 million, $216 million, $142 million and $123 million for 2023, 2024, 2025, 2026 and 2027, respectively.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet considered probable at December 31, 2022.

NOTE 13 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Prepaid expenses	$104	$89
Value-added tax receivable	53	53
Deposits	24	22
Other current assets	88	84
Prepaid expenses and other current assets	$269	$248

NOTE 14 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Payroll, commissions, bonuses, other cash compensation and employee benefits	$156	$172
Sales and marketing programs	65	66
Reserve for dealer rebates	163	209
Restructuring costs	7	11
Accrued vacation and holidays	32	40
Professional and legal costs	27	19
Current portion of derivatives	19	3
General insurance	12	12
Warranty liabilities	22	28
Third party royalties	7	7
Deferred income	84	68
Accrued interest	9	8
Accrued property taxes	6	6
Current operating lease liabilities	54	50
Other	64	61
Accrued liabilities	$727	$760

NOTE 15 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt was as follows:

	Year Ended December 31,
	2022		2021
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$95	5.1%	$170	0.3%
Other short-term borrowings	22	4.6%	11	4.8%
Add: Current portion of long-term debt	1		1
Total short-term debt	$118		$182

Maximum month-end short-term debt outstanding during the year	$395		$380
Average amount of short-term debt outstanding during the year	289		265
Weighted-average interest rate on short-term debt at year-end		5.0%		0.6%

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
The Company has a $500 million commercial paper facility. At December 31, 2022, the Company had borrowings of $95 million outstanding under this facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2022 was $269 million. At December 31, 2021, the Company had $170 million outstanding borrowings under this commercial paper facility. The Company also has access to $50 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $22 million.

Long-Term Debt

Long-term debt was as follows:

	Year Ended December 31,
	2022		2021
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Private placement notes 70 million euros due October 2024	$75	1.0%	$79	1.0%
Private placement notes 25 million Swiss franc due December 2025	27	0.9%	27	0.9%
Private placement notes 97 million euros due December 2025	104	2.1%	110	2.1%
Private placement notes 26 million euros due February 2026	28	2.1%	30	2.1%
Private placement notes 58 million Swiss franc due August 2026	63	1.0%	64	1.0%
Private placement notes 106 million euros due August 2026	114	2.3%	121	2.3%
Private placement notes 70 million euros due October 2027	75	1.3%	80	1.3%
Private placement notes 8 million Swiss franc due December 2027	8	1.0%	8	1.0%
Private placement notes 15 million euros due December 2027	16	2.2%	17	2.2%
Private placement notes 140 million Swiss franc due August 2028	151	1.2%	153	1.2%
Private placement notes 70 million euros due October 2029	75	1.5%	79	1.5%
Fixed rate senior notes 750 million due June 2030	750	3.3%	750	3.3%
Private placement notes 70 million euros due October 2030	75	1.6%	80	1.6%
Private placement notes 45 million euros due February 2031	48	2.5%	51	2.5%
Private placement notes 65 million Swiss franc due August 2031	70	1.3%	71	1.3%
Private placement notes 12.6 billion Japanese yen due September 2031	96	1.0%	109	1.0%
Private placement notes 70 million euros due October 2031	75	1.7%	80	1.7%
Other borrowings, various currencies and rates	21		17
Hedge accounting fair value adjustment(a)	(35)		(4)
	$1,836		$1,922
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	1		1
Less: Long-term portion of deferred financing costs	9		8
Long-term portion	$1,826		$1,913
(a) Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

At December 31, 2022, the Company had $632 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2022, the Company was in compliance with all debt covenants.

The contractual maturity dates of the Company's long-term borrowings as of December 31, 2022 were as follows:

(in millions)
2023	$1
2024	88
2025	139
2026	204
2027	99
2028 and beyond	1,340
$1,871

NOTE 16 - EQUITY

On July 28, 2021, the Board of Directors of the Company approved an increase to $1.0 billion in the value of shares of common stock that may be repurchased under the share repurchase program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors.

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

The ASR agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 9, 2022 of $120 million and a forward contract indexed to the Company's common stock for an amount of common shares to be determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value and upon final settlement was recorded as Treasury Stock in the Consolidated Balance Sheets at December 31, 2022. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

For the years ended December 31, 2022, 2021 and 2020, the Company repurchased outstanding shares of common stock at a cost of $150 million, $200 million and $140 million, respectively. At December 31, 2022, the Company had authorization to repurchase $740 million in shares of common stock remaining under the share repurchase program.

For the years ended December 31, 2022, 2021 and 2020, the Company received proceeds of $6 million, $51 million and $11 million, respectively, primarily as a result of stock options exercised in the amount of 0.1 million, 1.1 million and 0.3 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2019	264.5	(43.2)	221.3
Shares of treasury stock issued	—	1.1	1.1
Repurchase of common stock at an average cost of $38.25	—	(3.7)	(3.7)

Balance at December 31, 2020	264.5	(45.8)	218.7
Shares of treasury stock issued	—	2.2	2.2
Repurchase of common stock at an average cost of $57.47	—	(3.5)	(3.5)

Balance at December 31, 2021	264.5	(47.1)	217.4
Shares of treasury stock issued	—	0.9	0.9
Repurchase of common stock at an average cost of $48.22	—	(3.1)	(3.1)

Balance at December 31, 2022	264.5	(49.3)	215.2

NOTE 17 - INCOME TAXES

The components of (loss) income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

United States	$(531)	$51	$(91)
Foreign	(524)	494	41
Total (loss) income before income taxes	$(1,055)	$545	$(50)

The components of the (benefit) provision for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Current:
U.S. federal	$1	$1	$(5)
U.S. state	4	4	1
Foreign	118	154	89
Total	$123	$159	$85

Deferred:
U.S. federal	$(145)	$10	$4
U.S. state	(17)	2	(1)
Foreign	(66)	(37)	(65)
Total	$(228)	$(25)	$(62)

Total (benefit) provision for income taxes	$(105)	$134	$23

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
(in millions)	2022		2021		2020

Statutory U.S. federal income tax rate	$(222)	21.0%	$114	21.0%	$(11)	21.0%
Effect of:
State income taxes, net of federal benefit	(11)	1.0	4	0.8	(1)	1.1
Federal benefit of R&D and foreign tax credits	(8)	0.8	(5)	(0.9)	(9)	18.9
US other permanent differences	9	(0.9)	2	0.4	3	(6.1)
Tax effect of international operations	(5)	0.5	2	0.3	(5)	10.0
Global Intangible Low Taxed Income (GILTI)	20	(1.9)	13	2.4	7	(13.0)
Foreign Derived Intangible Income (FDII)	(8)	0.8	(7)	(1.3)	(6)	11.8
Net effect of tax audit activity	15	(1.4)	9	1.6	4	(8.2)
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	(3)	0.3	10	1.9	—	(0.2)
Federal tax on unremitted earnings of certain foreign subsidiaries	1	(0.1)	(1)	(0.2)	3	(5.4)
Valuation allowance adjustments	(9)	0.8	(9)	(1.7)	8	(15.3)
Tax effect of impairment of goodwill and intangibles	114	(10.8)	—	—	30	(60.8)
Other	2	(0.2)	2	0.3	—	0.2
Effective income tax rate on operations	$(105)	9.9%	$134	24.6%	$23	(46.0%)

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Deferred tax assets
Commission and bonus accrual	$9	$6
Employee benefit accruals	46	51
Inventory	9	16
Insurance premium accruals	3	3
Miscellaneous accruals	37	27
Other	31	17
Net unrealized gains/losses included in AOCI	—	47
Lease right-of-use liability	48	47
Product warranty accruals	1	1
Foreign tax credit and R&D carryforward	40	49
Restructuring and other cost accruals	4	5
Sales and marketing accrual	9	14
Tax loss carryforwards and other tax attributes	654	275
Total deferred tax assets	$891	$558
Less: Valuation allowances	(645)	(267)
Total deferred tax assets, net	$246	$291

Deferred tax liabilities
Identifiable intangible assets	$(325)	$(569)
Property, plant and equipment	(41)	(47)
Lease right-of-use asset	(47)	(47)
Net unrealized gains/losses included in AOCI	(13)	—
Taxes on unremitted earnings of foreign subsidiaries	(6)	(5)
Total deferred tax liabilities	(432)	(668)
Net deferred tax liabilities	$(186)	$(377)

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

(in millions)	2022	2021

Assets
Other noncurrent assets	$101	$14
Liabilities
Deferred income taxes	$287	$391

The Company has $36 million of foreign tax credit carryforwards at December 31, 2022, of which $24 million will expire in 2025, $3 million will expire in 2027, and $9 million will expire at various times from 2028 through 2031.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $2,790 million at December 31, 2022, of which $2,525 million expires at various times through 2042 and $265 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2022 are tax benefits of $601 million and $53 million, before valuation allowances, related to tax loss carryforwards and disallowed interest carryforwards, respectively. As of December 31, 2021 the Company's deferred tax assets included $229 million of tax loss carryforwards and $46 million of disallowed interest carryforwards. The increase from the prior year is primarily attributable to the re-establishment of Luxembourg net operating loss carryforwards of $1.5 billion. The realizability of such net operating losses was previously determined to be remote and therefore a related deferred tax asset was not recorded. As of December 31, 2022, the Company believes that these Luxembourg net operating losses are no longer remote such that it is appropriate to recognize an increase in the deferred tax asset of $382 million, with a corresponding increase to the valuation allowance.

The Company has recorded $591 million of valuation allowance to offset the tax benefit of net operating losses, $36 million to offset the tax benefit of foreign tax credits, and $18 million of valuation allowance for other deferred tax assets. The increase in the valuation allowance is primarily driven by the aforementioned Luxembourg net operating loss. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

The Company has provided $6 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

Undistributed earnings of foreign subsidiaries and related companies that are considered to be permanently invested amounted to $2,492 million at December 31, 2022 and $1,771 million at December 31, 2021. The Tax Cuts and Jobs Act imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Unrepatriated earnings generated after December 31, 2017, are now subject to tax in the current year. All undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2022 is approximately $55 million, including interest of which, approximately $55 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitations in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $11 million, if recognized, would affect the effective income tax rate.

The total amount of accrued interest and penalties were $6 million and $8 million at December 31, 2022 and 2021, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. The Company recognized a tax benefit of $2 million and tax expense of $2 million for the years ended December 31, 2022 and 2021, respectively, related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Germany, Sweden and Switzerland. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012, 2013, 2015 and 2016. For further information on the Internal Revenue Service (“IRS”) audit, see Note 22, Commitments and Contingencies. The tax years 2014 through 2021 are subject to future potential tax audit adjustments. The Company concluded audits in Germany through the tax year 2013 and is currently under audit for the years 2014 through 2017. The tax years 2018 through 2021 are subject to future potential audit adjustments in Germany. The taxable years that remain open for Sweden are 2013 through 2021. For information related to Sweden, see Note 22, Commitments and Contingencies. The taxable years that remain open for Switzerland are 2011 through 2021.

The activity recorded for unrecognized tax benefits were as follows:

(in millions)	2022	2021	2020

Unrecognized tax benefits at beginning of period	$34	$27	$24
Gross change for prior-period positions	12	6	1
Gross change for current year positions	4	2	1
Increase due to effect of foreign currency translation	—	—	1
Decrease due to effect from foreign currency translation	(1)	(1)	—

Unrecognized tax benefits at end of period	$49	$34	$27

NOTE 18 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings Plan (the "Plan"), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company makes a discretionary cash contribution that is initially targeted to be 3% of compensation. Each eligible participant who elects to defer to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $41 million, $39 million and $36 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Defined Benefit Plans

The Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Indonesia, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland, Taiwan, and the U.S. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German and Swedish plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

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

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2022 include a $162 million actuarial gain primarily attributable to the increase in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans. The changes also include a $1 million actuarial gain due to demographic assumption changes and a $14 million actuarial loss due to plan experience different than anticipated.

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

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Change in Benefit Obligation
Benefit obligation at beginning of year	$619	$675
Service cost	12	17
Interest cost	5	3
Participant contributions	4	4
Actuarial gains	(149)	(16)
Plan amendments	—	(1)
Acquisitions/Divestitures	—	(2)
Effect of exchange rate changes	(35)	(41)
Plan curtailments and settlements	(1)	(1)
Benefits paid	(15)	(19)
Benefit obligation at end of year	$440	$619

Change in Plan Assets
Fair value of plan assets at beginning of year	$212	$213
Actual return on assets	(28)	10
Plan settlements	(1)	(1)
Acquisitions/Divestitures	—	(3)
Effect of exchange rate changes	(5)	(7)
Employer contributions	15	15
Participant contributions	4	4
Benefits paid	(15)	(19)
Fair value of plan assets at end of year	$182	$212

Funded status at end of year	$(258)	$(407)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2022	2021

Other noncurrent assets, net	Other noncurrent assets	$9	$2
Deferred tax asset	Other noncurrent assets	6	36
Total assets		$15	$38

Current liabilities	Accrued liabilities	(10)	(9)
Other noncurrent liabilities	Other noncurrent liabilities	(257)	(400)
Deferred tax liability	Deferred income taxes	(5)	(1)
Total liabilities		$(272)	$(410)

Accumulated other comprehensive income	Accumulated other comprehensive loss	7	105
Net amount recognized		$(250)	$(267)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Net actuarial loss	$12	$144
Net prior service cost	(4)	(4)
Before tax AOCI	$8	$140
Less: Deferred taxes	1	35
Net of tax AOCI	$7	$105

Information for pension plans with a projected or accumulated benefit obligation in excess of plan assets were as follows:

	Year Ended December 31,
(in millions)	2022	2021

Projected benefit obligation	$283	$427
Accumulated benefit obligation	272	403
Fair value of plan assets	15	17

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in Consolidated
(in millions)	2022	2021	2020	Statements of Operations

Service cost	$5	$7	$6	Cost of products sold
Service cost	7	10	10	Selling, general and administrative expenses
Interest cost	5	3	5	Other expense (income), net
Expected return on plan assets	(4)	(4)	(4)	Other expense (income), net
Amortization of prior service credit	(1)	(1)	(1)	Other expense (income), net
Amortization of net actuarial loss	8	12	9	Other expense (income), net
Acquisitions/Divestitures	—	1	—	Other expense (income), net
Curtailment and settlement gains	(1)	(1)	—	Other expense (income), net
Net periodic benefit cost	$19	$27	$25

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020

Net actuarial (gains) loss	$(125)	$(36)	$43
Amortization	(7)	(11)	(9)
Total recognized in AOCI	$(132)	$(47)	$34
Total recognized in net periodic benefit cost and AOCI	$(113)	$(20)	$59

Assumptions

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2022	2021	2020

Interest crediting rate	2.5%	1.3%	1.3%
Discount rate	3.2%	1.1%	0.6%
Rate of compensation increase	2.6%	2.6%	2.4%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2022	2021	2020

Interest crediting rate	1.3%	1.3%	1.3%
Discount rate	1.1%	0.6%	1.0%
Expected return on plan assets	2.2%	2.2%	2.3%
Rate of compensation increase	2.6%	2.4%	2.5%
Measurement date	12/31/2022	12/31/2021	12/31/2020

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2022 and 2021 are presented in the table below by asset category. Approximately 81% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$15	$15	$—	$—
Equity securities:
International	49	49	—	—
Fixed income securities:
Fixed rate bonds (a)	67	67	—	—
Other types of investments:
Mutual funds (b)	17	17	—	—
Insurance contracts	24	—	—	24
Hedge funds	9	—	—	9
Real estate	1	—	—	1
Total	$182	$148	$—	$34

	December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$17	$17	$—	$—
Equity securities:
International	65	65	—	—
Fixed income securities:
Fixed rate bonds (a)	66	66	—	—
Other types of investments:
Mutual funds (b)	18	18	—	—
Insurance contracts	34	—	—	34
Hedge funds	11	—	—	11
Real estate	1	—	—	1
Total	$212	$166	$—	$46
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

A reconciliation from December 31, 2020 to December 31, 2022 for the plan assets categorized as Level 3 were as follows:

	December 31, 2022
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2021	$34	$11	$1	$46
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	(1)	—	(6)
Purchases, sales and settlements, net	(2)	(1)	—	(3)
Effect of exchange rate changes	(3)	—	—	(3)
Balance at December 31, 2022	$24	$9	$1	$34

	December 31, 2021
(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2020	$37	$12	$—	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)	1	1	—
Purchases, sales and settlements, net	(1)	(2)	—	(3)
Transfers in and/or out	2	—	—	2
Effect of exchange rate changes	(2)	—	—	(2)
Balance at December 31, 2021	$34	$11	$1	$46

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

Cash Flows

In 2023, the Company expects to make employer contributions of $17 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future were as follows:

(in millions)	Pension Benefits

2023	$25
2024	23
2025	24
2026	25
2027	26
2027-2031	128

NOTE 19 - INTANGIBLE ASSET IMPAIRMENT AND OTHER COSTS

During the year ended December 31, 2022, the Company recorded net intangible asset impairment and other costs of $114 million, which consists primarily of indefinite-lived asset impairment of $100 million and severance and other costs of $14 million.

During the year ended December 31, 2021, the Company recorded net intangible asset impairment and other costs of $20 million, which consists primarily of severance and other restructuring costs of $23 million, offset by adjustments to inventory reserve of $3 million.

During the year ended December 31, 2020, the Company recorded intangible asset impairment and other costs of $123 million which consists primarily of inventory write-downs of $31 million, accelerated depreciation of $14 million, severance costs of $23 million, indefinite-lived intangible asset impairment of $39 million, and other impairments of $8 million.

Intangible asset impairment and other costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31,
(in millions)	2022	2021	2020

Cost of products sold	$—	$(3)	$44
Selling, general, and administrative expenses	—	6	2
Intangible asset impairment and other costs	114	17	77
Total intangible asset impairment and other costs	$114	$20	$123

The Company's restructuring accruals at December 31, 2022 were as follows:

	Severance
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$5	$9	$—	$14
Provisions and adjustments	1	1	9	11
Amounts applied	(3)	(6)	(5)	(14)
Change in estimates	(2)	(1)	(1)	(4)
Balance at December 31, 2022	$1	$3	$3	$7

	Other Restructuring Costs
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$4	$—	$—	$4
Provisions and adjustments	1	2	2	5
Amounts applied	(4)	(2)	(1)	(7)
Change in estimates	(1)	—	—	(1)
Balance at December 31, 2022	$—	$—	$1	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2021	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2022

Technologies & Equipment	$7	$4	$(7)	$(2)	$2
Consumables	11	8	(10)	(3)	6
All Other	—	4	(4)	—	—
Total	$18	$16	$(21)	$(5)	$8

The Company's restructuring accruals at December 31, 2021 were as follows:

	Severances
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$12	$17	$—	$29
Provisions and adjustments	3	3	13	19
Amounts applied	(10)	(11)	(4)	(25)
Change in estimates	(2)	(7)	—	(9)
Balance at December 31, 2021	$3	$2	$9	$14

	Other Restructuring Costs
(in millions)	2019 and Prior Plans	2020 Plans	2021 Plans	Total

Balance at December 31, 2020	$3	$2	$—	$5
Provisions and adjustments	2	5	3	10
Amounts applied	(2)	(5)	(3)	(10)
Change in estimates	—	(1)	—	(1)
Balance at December 31, 2021	$3	$1	$—	$4

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2020	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2021

Technologies & Equipment	$16	$9	$(14)	$(4)	$7
Consumables	17	15	(16)	(5)	11
All Other	1	5	(5)	(1)	—
Total	$34	$29	$(35)	$(10)	$18

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes, by derivative instrument type at December 31, 2022 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Cash Flow Hedges
Foreign exchange forward contracts	$185	$148
Total derivative instruments designated as cash flow hedges	$185	$148

Hedges of Net Investments
Foreign exchange forward contracts	$171	$86
Cross currency basis swaps	286	—
Total derivative instruments designated as hedges of net investments	$457	$86

Fair Value Hedges
Foreign exchange forward contracts	$92	$60
Interest rate swaps	250	—
Total derivative instruments designated as fair value hedges	$342	$60

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$416	$416
Total derivative instruments not designated as hedges	$416	$416

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. At December 31, 2022, $23 million of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release
Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At December 31, 2022, the Company expects to reclassify $4 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 5, Comprehensive (Loss) Income.

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

The fair value of the foreign exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

On July 2, 2021, the Company entered into a cross-currency basis swap of a notional amount of $300 million, which matures on June 3, 2030. The cross-currency basis swap is designated as a hedge of net investments. This contract effectively converts a portion of the $750 million bond coupon from 3.3% to 1.7%, which will result in a net reduction of interest expense.

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023. The Company enters into additional foreign exchange contracts as individual contracts within the portfolio mature. As of December 31, 2022, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through December 2024.

Fair Value Hedges

Foreign Exchange Risk Management

The Company has intercompany loans denominated in Swedish kronor that are exposed to volatility in currency exchange rates. The Company employs derivative financial instruments to hedge these exposures. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in Other expense (income), net in the Consolidated Statements of Operations. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

Derivative Instrument Activity

The amount of gains (losses) recorded in the Company's Consolidated Balance Sheets and Consolidated Statements of Operations related to all derivative instruments were as follows:

	Year Ended December 31, 2022
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(1)	Cost of products sold	$3	$—	$—
Interest rate swaps	—	Interest expense, net	(3)	—	—
Total for cash flow hedging	$(1)		$—	$—	$—

Hedges of Net Investments
Cross currency basis swaps	$30	Interest expense, net	$—	$—	$5
Foreign exchange forward contracts	11	Other expense (income), net	—	2	—
Total for net investment hedging	$41		$—	$2	$5

Fair Value Hedges
Foreign exchange forward contracts	$(2)	Other expense (income), net	$—	$1	$26
Interest rate swap	—	Interest expense, net	—	—	(1)
Total for fair value hedging	$(2)		$—	$1	$25

	Year Ended December 31, 2021
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$3	Cost of products sold	$(3)	$2	$—
Interest rate swaps	—	Interest expense, net	(4)	—	—
Total for cash flow hedging	$3		$(7)	$2	$—

Hedges of Net Investments
Cross currency basis swaps	$13	Interest expense, net	$—	$—	$6
Foreign exchange forward contracts	10	Other expense (income), net	—	1	—
Total for net investment hedging	$23		$—	$1	$6

Fair Value Hedges
Foreign exchange forward contracts	$(1)	Other expense (income), net	$—	$1	$23
Interest rate swap	—	Interest expense, net	—	—	1
Total for fair value hedging	$(1)		$—	$1	$24
.

	Year Ended December 31, 2020
(in millions)	Gain (Loss) recognized in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)	Recognized in Income (Expense)

Cash Flow Hedges
Foreign exchange forward contracts	$(2)	Cost of products sold	$2	$4	$—
Interest rate swaps	(16)	Interest expense, net	(4)	—	—
Total for cash flow hedging	$(18)		$(2)	$4	$—

Hedges of Net Investments
Cross currency basis swaps	$(26)	Interest expense, net	$—	$—	$9
Foreign exchange forward contracts	6	Other expense (income), net	—	6	—
Total for net investment hedging	$(20)		$—	$6	$9

Fair Value Hedges
Foreign exchange forward contracts	$(3)	Interest expense, net	$—	$3	$—
Total for fair value hedging	$(3)		$—	$3	$—

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		December 31,
(in millions)		2022	2021	2020

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	Other expense (income), net	$4	$(9)	$7
Total for instruments not designated as hedges		$4	$(9)	$7

Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$32	$3	$5	$2
Interest rate swaps	—	—	9	25
Cross currency basis swaps	4	22	—	—
Total	$36	$25	$14	$27

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$5	$—
Total	$3	$—	$5	$—

	Year Ended December 31, 2021
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$18	$11	$2	$1
Interest rate swaps	5	—	—	9
Cross currency basis swaps	4	—	—	7
Total	$27	$11	$2	$17

Not Designated as Hedges:
Foreign exchange forward contracts	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38	$—	$38	$(7)	$—	$31
Cross currency basis swaps	26	—	26	(12)	—	14
Total assets	$64	$—	$64	$(19)	$—	$45

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(10)	$—	$2
Interest rate swaps	34	—	34	(9)	—	25
Total liabilities	$46	$—	$46	$(19)	$—	$27

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2021 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(9)	$—	$22
Total assets	$31	$—	$31	$(9)	$—	$22

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Interest rate swaps	4	—	4	(2)	—	2
Cross currency basis swaps	4	—	4	(3)	—	1
Total liabilities	$12	$—	$12	$(9)	$—	$3

NOTE 21 - FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt was $1,769 million and $1,944 million, respectively, at December 31, 2022. At December 31, 2021, the estimated the fair value and carrying value was $2,239 million and $2,095 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at December 31, 2022 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$26	$—	$26	$—
Foreign exchange forward contracts	38	—	38	—
Total assets	$64	$—	$64	$—

Liabilities
Interest rate swaps	$34	$—	$34	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$50	$—	$46	$4

	Year Ended December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5	$—	$5	$—
Cross currency interest rate swaps	4	—	4	—
Foreign exchange forward contracts	30	—	30	—
Total assets	$39	$—	$39	$—

Liabilities
Interest rate swaps	$9	$—	$9	$—
Cross currency interest rate swaps	7	—	7	—
Foreign exchange forward contracts	4	—	4	—
Contingent considerations on acquisitions	10	—	—	10
Total liabilities	$30	$—	$20	$10

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and foreign exchange forward contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 20, Financial Instruments and Derivatives.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3)

The Company’s Level 3 liabilities at December 31, 2022 are related to earn-out obligations from acquisitions and licensing arrangements. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, December 31, 2020	$5
Issuance of contingent consideration from business acquisition (a)	9
Payments	(4)
Balance, December 31, 2021	$10
Payments	(6)
Balance, December 31, 2022	$4
(a) Refer to Note 6, "Business Combinations" for more information regarding recent acquisitions.

There were no additional purchases or transfers of Level 3 financial instruments in 2022 and 2021.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties have also reached a settlement in the Olivares and Holt class action, and the court has approved the settlement. The settlement amount, which is immaterial to the financial statements, has been recorded as an accrued liability within the Company's consolidated balance sheet as of December 31, 2022.

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

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognizes revenue tied to distributor rebate and incentive programs.

No specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, but there can be no assurance that the Company will be successful in any defense. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, the Company is are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

As a result of an audit by the IRS for fiscal years 2012 through 2013, on February 11, 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team on October 28, 2020 and, on November 13, 2020, submitted a supplemental response to questions raised by the Appeals Team. After an extended review by the IRS Appeals Office team, no resolution was reached in the appeals process. It is anticipated that a statutory notice of deficiency for 2014 will soon be issued and, subsequently, the Company will file a petition in U.S. Tax Court contesting the 2014 deficiency. If the Company is not successful in defending its position, the potential additional income tax and interest attributable to 2015 and possibly later years is likely to be material due to the resulting loss of net operating loss carryforwards. The Company believes the IRS' position is without merit and believes that it is more likely-than-not the Company’s position will be sustained in litigation. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those inherent in the valuation of various assets at the time of the worthless stock deduction, and those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute would result in a current period charge to earnings and could have a material adverse effect in the consolidated results of operations, financial position, and liquidity of the Company.

The Swedish Tax Agency has disallowed certain of the Company’s interest expense deductions for the tax years from 2013 to 2018. The Company has appealed the disallowance to the Swedish Administrative Court. With respect to such deductions taken in the tax years from 2013 to 2014, the Court ruled against the Company on July 5, 2017. On August 7, 2017, the Company appealed the unfavorable decision of the Swedish Administrative Court. On December 22, 2022, the Administrative Court of Appeal granted the Company a large part of the disputed interest deductions for tax years 2013 to 2014. If the same assessment were to be applied also in the pending cases regarding tax years 2015 to 2018, the Company would incur a total tax expense of $7 million in the aggregate. In order to pursue further judicial relief, The Supreme Administrative Court of Sweden would have to attract the case. In consultation with its advisors the Company believes that the likelihood of the Supreme Administrative Court of Sweden attraction of the case is remote. While the Company continues to maintain the position that the deductions are appropriate under local tax law, our ability to pursue further remedies is limited. As a result, the Company recorded tax expense of $7 million related to this matter in its financial statements in the fourth quarter of 2022.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At December 31, 2022, non-cancelable purchase commitments are as follows:

(in millions)

2023	$176
2024	145
2025	48
2026	43
2027	—
Thereafter	—
Total	$412

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

Other Commitments

At December 31, 2022, we were obligated under various lease agreements. Please refer to Note 11, Leases, for additional details.

At December 31, 2022, we were obligated under various defined benefit pension plans in the U.S. and other countries that cover employees who meet eligibility requirements. Please refer to Note 18, Benefit Plans, for additional details.

NOTE 23 - SUBSEQUENT EVENTS

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation. The plan includes a restructuring of the business through a new operating model with five business units, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The Company expects to incur up to $165 million in one-time charges, comprising $130 million in restructuring expenditures and charges, the majority of which will be expensed as cash expenditures in 2023, primarily related to employee transition, severance payments and employee benefits; and $35 million in other non-recurring costs related to the restructuring activity which mostly consist of legal, consulting and other professional service fees. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

		Additions
Description	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2020	$29	$1	$(2)	$(12)	$2	$18
2021	18	2	(3)	(2)	(2)	13
2022	13	7	(2)	(3)	(1)	14

Inventory valuation reserve:

For the Year Ended December 31,
2020	$85	$62	$—	$(33)	$3	$117
2021	117	17	—	(41)	(7)	86
2022	86	20	—	(17)	(7)	82

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2020	$288	$(5)	$—	$(2)	$6	$287
2021	287	(10)	—	(3)	(7)	267
2022 (a)	267	3	382	(1)	(6)	645
(a) The increase charged to other accounts represents an increase in deferred tax assets related to the re-establishment of Luxembourg net operating loss carryforwards for which a corresponding increase to the valuation allowance was also recorded, with no net impact to tax expense. For details, refer to Note 17 Income Taxes in the preceding financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Internal Investigation

As described in the Explanatory Note to the Form 10-K for the year ended December 31, 2021 as amended and filed on November 7, 2022 (the "2021 Form 10-K/A") the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company, which was completed in the fourth quarter of 2022 ("the Investigation").

The findings of the Investigation are described in the Explanatory Note of the 2021 Form 10-K/A referenced above.

Accounting Errors

Distinct from the matters pertaining to the Investigation, and as a consequence of a separate but concurrent accounting review, management identified certain errors in the manner in which it recognized variable consideration related to certain incentive programs. During this review, it was also determined that the Company utilized incorrect accounting and assumptions in the determination of estimates related to its sales returns provisions, warranty reserve provisions, and variable consideration.

In connection with the Investigation and the subsequent accounting review, management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies related to these matters, which the Company concluded represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022 and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included under Item 8 of this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting, including the description of the material weaknesses determined to exist as of December 31, 2022, is included under Item 8 of this Form 10-K.

Remediation Plan and Status

While the material weaknesses previously disclosed have not yet been remediated as of December 31, 2022, management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

With oversight from the Audit and Finance Committee and input from the Board of Directors, management is continuing to enhance and implement changes in processes and controls to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting and to improve our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit and Finance Committee, are working to remediate the material weaknesses identified herein. Actions taken to date include:

a.Appointment of a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer;
b.Termination of certain members of senior management as well as non-executive employees for violations of the Code of Ethics and Business Conduct; and
c.Reviewed and enhanced the Company's Code of Ethics and Business Conduct including to clarify responsibilities related to the Company's financial reporting and disclosures; and
d.Implementation of general training programs on revenue recognition for commercial and finance personnel.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions to remediate the material weaknesses identified herein:

a.Provide incremental training to Company personnel on the updated Code of Ethics and Business Conduct;
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
g.Strengthen internal controls over the accounting for customer incentive arrangements, including: (i) implementing formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis; and
h.Evaluate finance and commercial operations talent and address identified gaps; and
i.Establish a recurring cadence for future training programs on revenue recognition for commercial and finance personnel.

In addition, the Company took the following remedial actions to improve disclosure controls and procedures:

a.Enhanced existing Disclosure Committee responsibilities through adoption of a formal charter, which identifies members and sets forth the roles and responsibilities of the Disclosure Committee, among other requirements; and
b.Implemented additional and enhanced existing sub-certifications and internal management representation letters, including providing training on the purpose of the sub-certification and the process for evaluating the representations.

Management developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and continues to oversee the effective execution of the plan. In addition, under the direction of the Audit and Finance Committee, management will continue to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities and make necessary changes to policies and procedures to improve the overall effectiveness of such controls.

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses as efficiently and effectively as possible with the goal of remediating each of the material weaknesses described above as soon as possible. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring significant costs, and will place significant demands on financial and operational resources.

As of the filing of this Form 10-K, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be included under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required under this item will be included under the captions “Directors’ Compensation,” “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our 2023 Proxy Statement and is incorporated herein by reference except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be included under the caption “Principal Beneficial Owners of Shares” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item will be included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required under this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (8)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (25)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (10)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (14)
3.2		Sixth Amended and Restated By-Laws, dated as of May 25, 2022 (28)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (2)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (7)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (15)
4.4		Description of the Registrant's Securities (22)

Exhibit Number		Description
4.5		Form of Indenture (5)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (6)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (7)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (9)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (7)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (9)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (10)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (19)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (23)
4.15		Consent Memorandum, dated August 11, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.16		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)
4.17		Note Purchase and Guarantee Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.18		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
4.19		Consent Memorandum, dated September 14, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.20		Consent Memorandum, dated November 4, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.21		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)

Exhibit Number		Description
4.22		Note Purchase and Guarantee Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc, Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.23		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
10.1		Restricted Stock Unit Deferral Plan* (9)
10.2	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.3		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (3)
10.4		DENTSPLY SIRONA Inc. Directors' Deferred Compensation Plan, as amended and restated January 1, 2019* (17)
10.5		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (17)
10.6		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.7		2010 Equity Incentive Plan, amended and restated* (9)
10.8		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (13)
10.9		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (10)
10.10	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (11)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (17)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (18)
10.11	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (12)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 15, 2021* (27)
	(c)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 14, 2022 (Filed herewith)
10.12		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.13		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.14		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.15		Employee Stock Purchase Plan, dated May 23, 2018* (16)
10.16	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (21)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (20)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (22)
	(d)	Non-Employee Director Compensation Policy, effective September 30, 2020* (24)
	(e)	Non-Employee Director Compensation Policy, effective February 23, 2022* (27)
10.17		Form of Performance Restricted Stock Unit Award Agreement* (18)

Exhibit Number	Description
10.18	Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.19	Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (20)
10.20	Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (20)
10.21	Interim Chief Executive Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and John P. Groetelaars, dated April 16, 2022 (29)
10.22	Interim Chief Financial Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated April 16, 2022 (29)
10.23	Dentsply Sirona Inc. Key Employee Severance Benefits Plan, dated May 25, 2022* (29)
10.24	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, dated September 22, 2022. (32)
10.25	Employment Agreement between DENTSPLY SIRONA Inc. and Simon D. Campion, entered into as of August 22, 2022. (30)
10.26	First Amendment to the Interim Chief Financial Officer Employment Agreement between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated as of September 22, 2022. (31)
10.27	Offer Letter between DENTSPLY SIRONA Inc. and Glenn Coleman, entered into as of September 22, 2022. (31)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(6)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated March 8, 2019, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 26, 2019, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Company's Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(23)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 26, 2020, File no. 0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated January 4, 2021, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2021, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2022, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2022, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated August 25, 2022, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated September 22,, 2022, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2022, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Simon D. Campion
Simon D. Campion
Chief Executive Officer

Date:		March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Simon D. Campion	March 1, 2023
	Simon D. Campion	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Glenn G. Coleman	March 1, 2023
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/	Richard M. Wagner	March 1, 2023
	Richard M. Wagner	Date
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Eric K. Brandt	March 1, 2023
	Eric K. Brandt	Date
Chairman of the Board of Directors

/s/	Willie A. Deese	March 1, 2023
	Willie A. Deese	Date
Director

/s/	John P. Groetelaars	March 1, 2023
	John P. Groetelaars	Date
Director

/s/	Betsy D. Holden	March 1, 2023
	Betsy D. Holden	Date
Director

/s/	Clyde R. Hosein	March 1, 2023
	Clyde R. Hosein	Date
Director

/s/	Harry M Jansen Kraemer, Jr.	March 1, 2023
	Harry M. Jansen Kraemer, Jr.	Date
Director

/s/	Gregory T. Lucier	March 1, 2023
	Gregory T. Lucier	Date
Director

/s/	Leslie F. Varon	March 1, 2023
	Leslie F. Varon	Date
Director

/s/	Janet S. Vergis	March 1, 2023
	Janet S. Vergis	Date
Director

/s/	Dorothea Wenzel	March 1, 2023
	Dorothea Wenzel	Date
Director