Form 10-Q
period 2023-03-31
DENTSPLY SIRONA Inc.
filed 2023-05-03
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 25, 2023, DENTSPLY SIRONA Inc. had 212,477,811 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-Q in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Investors should understand it is not possible to predict or identify all such factors or risks. As such, you should not consider the risks identified in the Company’s SEC filings to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$978	$969
Cost of products sold	459	448

Gross profit	519	521
Selling, general, and administrative expenses	416	376
Research and development expenses	46	45
Restructuring and other costs	59	3

Operating (loss) income	(2)	97

Other income and expenses:
Interest expense, net	19	12
Other expense (income), net	7	(2)

(Loss) income before income taxes	(28)	87
(Benefit) provision for income taxes	(5)	18

Net (loss) income	(23)	69

Less: Net loss attributable to noncontrolling interest	(4)	—

Net (loss) income attributable to Dentsply Sirona	$(19)	$69

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(0.09)	$0.32
Diluted	$(0.09)	$0.32

Weighted average common shares outstanding:
Basic	214.5	217.0
Diluted	214.5	217.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(23)	$69

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	15	(48)
Net (loss) gain on derivative financial instruments	(1)	10
Pension liability gain	—	1
Total other comprehensive income (loss), net of tax	14	(37)

Total comprehensive (loss) income	(9)	32

Less: Comprehensive loss attributable to noncontrolling interests	(4)	—

Total comprehensive (loss) income attributable to Dentsply Sirona	$(5)	$32

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$318	$365
Accounts and notes receivables-trade, net	652	632
Inventories, net	659	627
Prepaid expenses and other current assets	314	269
Total Current Assets	1,943	1,893

Property, plant, and equipment, net	770	761
Operating lease right-of-use assets, net	191	200
Identifiable intangible assets, net	1,862	1,903
Goodwill	2,701	2,688
Other noncurrent assets	206	198
Total Assets	$7,673	$7,643

Liabilities and Equity
Current Liabilities:
Accounts payable	$267	$279
Accrued liabilities	748	727
Income taxes payable	43	46
Notes payable and current portion of long-term debt	316	118
Total Current Liabilities	1,374	1,170

Long-term debt	1,842	1,826
Operating lease liabilities	144	149
Deferred income taxes	271	287
Other noncurrent liabilities	404	399
Total Liabilities	4,035	3,831

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2023 and December 31, 2022
212.5 million and 215.3 million shares outstanding at March 31, 2023 and December 31, 2022
Capital in excess of par value	6,604	6,629
Retained earnings	407	456
Accumulated other comprehensive loss	(614)	(628)
Treasury stock, at cost, 52.0 million and 49.3 million shares at March 31, 2023 and December 31, 2022, respectively	(2,759)	(2,649)
Total Dentsply Sirona Equity	3,641	3,811

Noncontrolling interests	(3)	1
Total Equity	3,638	3,812
Total Liabilities and Equity	$7,673	$7,643
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(23)	$69

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	31	29
Amortization of intangible assets	53	55
Fixed asset impairment	4	—
Deferred income taxes	(21)	(14)
Stock based compensation expense	17	11
Restructuring and other costs	48	(2)
Other non-cash expense	9	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(15)	34
Inventories, net	(30)	(41)
Prepaid expenses and other current assets, net	(17)	(17)
Other noncurrent assets	(1)	3
Accounts payable	(14)	19
Accrued liabilities	(31)	(51)
Income taxes	(37)	3
Other noncurrent liabilities	6	(7)
Net cash (used in) provided by operating activities	(21)	93

Cash flows from investing activities:
Capital expenditures	(39)	(44)
Cash received on derivative contracts	2	1
Net cash used in investing activities	(37)	(43)

Cash flows from financing activities:
Cash paid for treasury stock	(150)	(150)
Proceeds on short-term borrowings	198	163
Cash dividends paid	(27)	(24)
Proceeds from long-term borrowings, net of deferred financing costs	—	5
Repayments on long-term borrowings	—	(2)
Proceeds from exercised stock options	—	5
Other financing activities, net	(4)	(7)
Net cash provided by (used in) financing activities	17	(10)
Effect of exchange rate changes on cash and cash equivalents	(6)	(5)
Net (decrease) increase in cash and cash equivalents	(47)	35
Cash and cash equivalents at beginning of period	365	339
Cash and cash equivalents at end of period	$318	$374

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2022.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new standard requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. The amendments in this update were effective for the fiscal years and interim periods ending after December 31, 2022. The Company adopted this accounting standard on January 1, 2023. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021 and by ASU No. 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” in December 2022. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. This standard was effective upon issuance. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

Seasonality

Our business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors and other customers, and implementation of strategic initiatives which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows where promotions are offered, new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, other demographic disruptions such as the recent COVID-19 pandemic, or macroeconomic conditions. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial or budget planning which can impact the timing of our consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe. Because of the seasonal nature of our business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in millions)	2023	2022

Equipment & Instruments	$152	$166
CAD/CAM	105	106
Orthodontics	86	68
Implants	137	155
Healthcare	68	70
Technology & Equipment segment revenue	$548	$565

Endodontic & Restorative	$313	$293
Other Consumables	117	111
Consumables segment revenue	$430	$404

Total net sales	$978	$969

Net sales disaggregated by geographic region for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in millions)	2023	2022

United States	$351	$308
Europe	396	411
Rest of World	231	250
Total net sales	$978	$969

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had $93 million and $84 million of deferred revenue recorded in Accrued liabilities in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively. The Company recognized approximately $32 million of revenue during the current year which was previously deferred as of December 31, 2022. The Company expects to recognize a significant majority of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11 million at March 31, 2023 and $14 million at December 31, 2022. For the three months ended March 31, 2023 and 2022, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in millions)	2023	2022

Cost of products sold	$1	$1
Selling, general, and administrative expense	13	9
Research and development expense	1	1
Restructuring and other costs	2	—
Total stock based compensation expense	$17	$11

Related deferred income tax benefit	$2	$1

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the three months ended March 31, 2023 and 2022 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive income (loss) before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive income (loss), net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)
At March 31, 2023 and December 31, 2022, the cumulative tax adjustments were $109 million and $100 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $417 million and $438 million at March 31, 2023 and December 31, 2022, respectively, and cumulative losses on loans designated as hedges of net investments of $90 million and $84 million, respectively. These foreign currency translation losses were partially offset by movements on derivative financial instruments.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were not significant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2023 and 2022 were as follows:

Basic (Loss) Earnings Per Common Share	Three Months Ended
(in millions, except per share amounts)	2023	2022

Net (loss) income attributable to Dentsply Sirona	$(19)	$69

Weighted average common shares outstanding	214.5	217.0

(Loss) earnings per common share - basic	$(0.09)	$0.32

Diluted (Loss) Earnings Per Common Share	Three Months Ended
(in millions, except per share amounts)	2023	2022

Net (loss) income attributable to Dentsply Sirona	$(19)	$69

Weighted average common shares outstanding	214.5	217.0
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	0.8
Total weighted average diluted shares outstanding	214.5	217.8

(Loss) earnings per common share - diluted	$(0.09)	$0.32

The calculation of weighted average diluted common shares outstanding excluded 1.4 million of potentially dilutive common shares because the Company reported a net loss for the three months ended March 31, 2023.

For the three months ended March 31, 2023, the Company excluded from the computation of weighted average diluted shares outstanding 3.8 million of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three months ended March 31, 2022, the Company excluded 1.9 million of equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

The Board of Directors has approved a share repurchase program, of up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At March 31, 2023, the Company had authorization to repurchase $620 million in shares of common stock remaining under the share repurchase program.

On March 3, 2023, the Company entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution to repurchase the Company's common stock. The Company repurchased shares under the ASR Agreement as part of the share repurchase program described above. The final number of shares will be based on the volume-weighted average price of the Company's common stock during the valuation period of the ASR Agreement, less a discount and subject to adjustments.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 3, 2023	$150	3.1	$38.74	80%	April 28, 2023	3.9	$38.55

The ASR Agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 6, 2023 of $121 million and a forward contract indexed to the Company's common stock for an amount of common shares to be determined on the final settlement date. This initial treasury stock transaction included an excise tax accrual of $1 million for public company stock repurchases established by the Inflation Reduction Act (IRA) of 2022. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument. Therefore, the forward contract was recorded as Capital in excess of par value in the Consolidated Balance Sheets at March 31, 2023. The initial delivery of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS.

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

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs (including certain inter-segment eliminations which are generally based on estimated external selling prices and are eliminated during consolidation), goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

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

The Company’s segment information for the three months ended March 31, 2023 and 2022 was as follows:
Net Sales

	Three Months Ended
(in millions)	2023	2022

Technologies & Equipment	$548	$565
Consumables	430	404
Total net sales	$978	$969
Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2023	2022

Technologies & Equipment	$67	$86
Consumables	131	135
Segment adjusted operating income	198	221

Reconciling items expense (income):
All other (a)	87	65
Restructuring and other costs	59	3
Interest expense, net	19	12
Other expense (income), net	7	(2)
Amortization of intangible assets	53	55
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1	1
(Loss) income before income taxes	$(28)	$87
(a) Includes the results of unassigned Corporate headquarters costs and inter-segment eliminations.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	March 31, 2023	December 31, 2022

Raw materials and supplies	$168	$169
Work-in-process	87	77
Finished goods	404	381
Inventories, net	$659	$627

The Company's inventory reserve was $90 million and $83 million at March 31, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three months ended March 31, 2023 and 2022 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item	Three Months Ended
(in millions)	2023	2022

Cost of products sold	$4	$—
Restructuring and other costs	59	3
Total restructuring and other costs	$63	$3

The restructuring and other costs of $59 million recorded in the first quarter of 2023 consist primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023. This plan seeks to restructure the Company’s business to improve operational performance and drive shareholder value creation through a new operating model with five global business units, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The Company expects to incur between $115 and $135 million in one-time charges, comprising $80 to $100 million in restructuring expenditures and charges, primarily related to employee transition, severance payments, employee benefits and facility closure costs, and $35 million in other non-recurring costs which mostly consist of legal, consulting and other professional service fees. The majority of these costs will be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at March 31, 2023 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$7	$—	$7
Provisions	2	53	55
Amounts applied	(2)	(5)	(7)
Balance at March 31, 2023	$7	$48	$55

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$1	$—	$1
Provisions	—	4	4
Amounts applied	—	(4)	(4)
Balance at March 31, 2023	$1	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2022	Provisions	Amounts Applied	March 31, 2023

Technologies & Equipment	$2	$28	$—	$30
Consumables	6	24	(4)	26
All Other	—	7	(7)	—
Total	$8	$59	$(11)	$56

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at March 31, 2023 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$131	$94
Total derivative instruments designated as cash flow hedges	$131	$94

Hedges of Net Investments
Foreign exchange forward contracts	$173	$87
Cross currency basis swaps	289	—
Total derivative instruments designated as hedges of net investments	$462	$87

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	92	79
Total derivative instruments designated as fair value hedges	$342	$79

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$527	$527
Total derivative instruments not designated as hedges	$527	$527

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of March 31, 2023 and December 31, 2022, $22 million and $23 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At March 31, 2023, the Company expects to reclassify $4 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 4, Comprehensive Income (Loss).

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

On July 2, 2021, the Company entered into a cross currency basis swap totaling a notional amount of $300 million which matures on June 3, 2030. The cross currency basis swap is designated as a hedge of net investments. This contract effectively converted a portion of the $750 million bond coupon from 3.3% to 1.7%.

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023. The Company enters into additional foreign exchange contracts as individual contracts within the portfolio mature. As of March 31, 2023, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through March 2025.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2023 and 2022 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$459	$19	$7	$448	$12	$(2)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$(1)	$—	$—	$—	$—	$—
Interest rate swaps	—	1	—	—	1	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$1	$—	$—	$—	$—
Foreign exchange forward contracts	—	—	1	—	(1)	—

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$(1)	$—
Foreign exchange forward contracts	—	—	—	—	—	(8)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three months ended March 31,		Consolidated Statements of Operations Location	Three months ended March 31,
(in millions)	2023	2022		2023	2022

Cash Flow Hedges
Foreign exchange forward contracts	$(1)	$3	Cost of products sold	$1	$—
Interest rate swaps	—	—	Interest expense, net	(1)	(1)

Hedges of Net Investments
Cross currency basis swaps	$1	$8	Interest expense, net	$—	$—
Foreign exchange forward contracts	(2)	3	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	1	(2)	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$28	$—	$4	$3
Interest rate swaps	—	—	10	19
Cross currency basis swaps	3	24	—	—
Total	$31	$24	$14	$22

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$—
Total	$3	$—	$4	$—

	December 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$32	$3	$5	$2
Interest rate swaps	—	—	9	25
Cross currency basis swaps	4	22	—	—
Total	$36	$25	$14	$27

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$5	$—
Total	$3	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$31	$—	$31	$(5)	$—	$26
Cross currency basis swaps	27	—	27	(13)	—	14
Total assets	$58	$—	$58	$(18)	$—	$40

Liabilities
Foreign exchange forward contracts	$11	$—	$11	$(9)	$—	$2
Interest rate swaps	29	—	29	(9)	—	20
Total liabilities	$40	$—	$40	$(18)	$—	$22

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38	$—	$38	$(7)	$—	$31
Cross currency basis swaps	26	—	26	(12)	—	14
Total assets	$64	$—	$64	$(19)	$—	$45

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(10)	$—	$2
Interest rate swaps	34	—	34	(9)	—	25
Total liabilities	$46	$—	$46	$(19)	$—	$27

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt was $2,037 million and $2,158 million, respectively, at March 31, 2023. At December 31, 2022, the estimated fair value and carrying value were $1,769 million and $1,944 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at March 31, 2023 and December 31, 2022 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$27	$—	$27	$—
Foreign exchange forward contracts	31	—	31	—
Total assets	$58	$—	$58	$—

Liabilities
Interest rate swaps	$29	$—	$29	$—
Foreign exchange forward contracts	11	—	11	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$44	$—	$40	$4

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$26	$—	$26	$—
Foreign exchange forward contracts	38	—	38	—
Total assets	$64	$—	$64	$—

Liabilities
Interest rate swaps	$34	$—	$34	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$50	$—	$46	$4
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

There have been no transfers between fair value measurement levels during the three months ended March 31, 2023.

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended March 31, 2023, and 2022 was 18.4% and 20.8%, respectively. The decrease in the effective tax rate is primarily related to the geographic mix of revenue.

NOTE 12 – FINANCING ARRANGEMENTS

At March 31, 2023, the Company had $433 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company has a $500 million commercial paper program. The Company had outstanding borrowings of $294 million and $95 million under the commercial paper facility at March 31, 2023 and December 31, 2022, respectively. The Company also has a $700 million multi-currency revolving credit facility which serves as a back-stop credit facility for the Company's commercial paper program. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $21 million. At March 31, 2023, the weighted-average interest rate for short-term debt was 5.4%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At March 31, 2023, the Company was in compliance with all debt covenants.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired.

In the third and fourth quarters of 2022, the Company identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units and certain indefinite-lived intangible assets, which resulted in impairment charges. At March 31, 2023, the remaining goodwill related to the Digital Dental Group and Equipment & Instruments reporting units was $235 million and $193 million, respectively, and the carrying value of indefinite-lived intangible assets with impairments in the third or fourth quarters of 2022 was $157 million, $15 million, and $40 million for the Digital Dental Group, Equipment & Instruments, and Consumables reporting units, respectively. As the fair value of these reporting units and indefinite-lived intangible assets continues to approximate carrying values as of March 31, 2023, any further decline in key assumptions could result in additional impairments in future periods. Refer to Note 12 - Goodwill and Intangible Assets within the 2022 Form 10-K for further information regarding prior year impairment.

For the three months ended March 31, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators. The Company performed a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points and, in a separate test, reducing 10% the fair value of the reporting units and indefinite-lived intangible assets. Under this sensitivity, one additional reporting unit within the Technologies & Equipment segment and certain indefinite-lived intangibles within the Technologies & Equipment segment would have a fair value less than 10% in excess of book value. Goodwill associated with this reporting unit was $1,134 million at March 31, 2023, and the carrying value of these indefinite-lived intangible assets was $57 million at March 31, 2023.

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

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Total

Balance at December 31, 2022
Goodwill	$5,902	$866	$6,768
Accumulated impairment losses	(4,080)	—	(4,080)
Goodwill, net	$1,822	$866	$2,688

Translation	9	4	13

Balance at March 31, 2023
Goodwill	$5,911	$870	$6,781
Accumulated impairment losses	(4,080)	—	(4,080)
Goodwill, net	$1,831	$870	$2,701

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,671	$(888)	$783	$1,658	$(848)	$810
Tradenames and trademarks	274	(99)	175	273	(96)	177
Licensing agreements	30	(26)	4	30	(26)	4
Customer relationships	1,061	(620)	441	1,057	(600)	457
Total definite-lived	$3,036	$(1,633)	$1,403	$3,018	$(1,570)	$1,448

Indefinite-lived tradenames and trademarks	$454	$—	$454	$450	$—	$450
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	$459	$—	$459	$455	$—	$455

Total identifiable intangible assets	$3,495	$(1,633)	$1,862	$3,473	$(1,570)	$1,903
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not yet considered probable of payment as of March 31, 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On January 25, 2018, Futuredontics, Inc., a former wholly-owned subsidiary of the Company, received service of a purported class action lawsuit brought by Henry Olivares and other similarly situated individuals in the Superior Court of the State of California for the County of Los Angeles. In January 2019, an amended complaint was filed adding another named plaintiff, Rachael Clarke, and various claims. The plaintiff class alleges several violations of the California wage and hours laws, including, but not limited to, failure to provide rest and meal breaks and the failure to pay overtime. The parties have engaged in written and other discovery. On February 5, 2019, Plaintiff Calethia Holt (represented by the same counsel as Mr. Olivares and Ms. Clarke) filed a separate representative action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. On April 5, 2019, Plaintiff Kendra Cato filed a similar action in Los Angeles Superior Court alleging a single violation of the Private Attorneys’ General Act that is based on the same underlying claims as the Olivares/Clarke lawsuit. The Company has agreed to resolve all three actions (Olivares, Holt, and Cato). The court in Cato approved the settlement in that case, the settlement payment has been made, and the court dismissed the lawsuit. The parties have also reached a settlement in the Olivares and Holt class action, which is immaterial to the financial statements of the Company. The final settlement amount has been approved by the Court and was paid by the Company in the first quarter of 2023.

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

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and, therefore, the Company’s answer to the second amended complaint is due on May 12, 2023.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognizes revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l., Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). In connection with the closing of that transaction, SIRONA Dental Systems GmbH paid an amount equal to €7 million into an escrow account (the “Escrow Account”). The proceeds of the Escrow Account were to be released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. Dentsply Sirona Italia S.r.l. denies that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account. Dentsply Sirona Italia S.r.l.’s initial response, including preliminary objections, is due by May 15, 2023. Dentsply Sirona Italia S.r.l. denies it has liability in this matter and intends to vigorously defend against Mr. Gobbetti’s claims.

Except as noted above, no specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, but there can be no assurance that the Company will be successful in any defense. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, the Company is are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

The Internal Revenue Service (“IRS”) conducted an examination of the U.S. federal income tax returns for tax years 2012 through 2013. In February 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team in October 2020, and in November 2020 submitted a supplemental response to questions raised by the Appeals Team. During the first quarter of 2023, after an extended review by the IRS Appeals Office team, the Company received a notice from the IRS, allowing the Company’s worthless stock deduction for tax year 2013. As a result, the Company is anticipating a refund of $5 million for tax year 2012 with no further adjustments to the 2013 tax return.

IRS is conducting an examination of our U.S. federal income tax returns for the tax years 2015 through 2016. In April 2023, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the company owing additional federal income taxes on a distribution of $451 million as a result of a stock redemption that occurred after the internal reorganization was completed in 2016. We believe that we accurately reported the federal income tax consequences of the internal restructuring and stock redemption in our tax returns and will submit an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments if the issue is not resolved with the IRS examination team. We intend to vigorously defend our reported positions and believe that it is more likely-than-not that our position will be sustained. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute could have a material adverse effect on the consolidated results of operations, financial position, and liquidity of the Company.

The Company intends to vigorously defend its positions and pursue related appeals in the above-described pending matters.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Except as otherwise noted, the Company generally cannot predict what the eventual outcome of the above described pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At March 31, 2023, non-cancelable purchase commitments are as follows:

(in millions)

2023	$158
2024	148
2025	59
2026	55
2027	6
Thereafter	3
Total	$429
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22 “Commitments and Contingencies” in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of March 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

NOTE 15 – SUBSEQUENT EVENTS

In conjunction with the restructuring plan announced in February, the Company made certain changes in the reporting structure for its global business units effective April 1, 2023 which will result in a change in reportable segments beginning in the second quarter of 2023. The new structure will consist of four reportable segments:

•Connected Technology Solutions, consisting of the Company's equipment, instruments and CAD/CAM businesses;
•Essential Dental Solutions, consisting of the Company's endodontic, restorative and preventive consumables business;
•Implant & Orthodontic Solutions, consisting of the Company's implant systems and aligner solutions; and
•Wellspect Healthcare, consisting of the Company's urology catheters and other healthcare-related consumable business.

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

Company Profile

DENTSPLY SIRONA Inc. is the world's largest manufacturer of professional dental products and technologies, with a 136-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on the Nasdaq stock market under the symbol XRAY.

Material Weaknesses in Internal Control Over Financial Reporting Identified During the Prior Year Investigation

As previously disclosed, management determined there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, which have not been remediated as of March 31, 2023. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q.

BUSINESS

The Company operates in two operating segments, Technologies & Equipment ("T&E") and Consumables.

The T&E segment is responsible for the design, manufacture, sales and distribution of products including dental implants, CAD/CAM systems, orthodontic aligner products, imaging systems, treatment centers and instruments, as well as certain healthcare device products, primarily catheters.

The Consumables segment is responsible for the design, manufacture, sales and distribution of dental consumable products which include categories of preventive, restorative, endodontic, and dental laboratory application.

The impacts of COVID-19

The Company's financial results and operations continue to be affected by the COVID-19 pandemic and the pressure it has placed on inflation, supply chains, distribution networks and consumer behavior. Key impacts for the three months ended March 31, 2023 are as follows:

•As further described in the "Results of Operations" discussion below, we continue to experience supply chain challenges partly resulting from the pandemic including increased lead times, limited availability of certain components, raw material price increases, and higher procurement and shipping costs. We are continuing to take steps to mitigate the impact of these trends, including seeking alternative supplier sources for key raw materials.

•Sales continue to be impacted in certain geographic areas by public response to the COVID-19 pandemic. Towards the end of the first quarter of 2022, authorities in China started to periodically re-impose severe restrictions on individual and business activities in response to the resurgence of COVID-19 infections from variants of the virus, resulting in a loss of sales due to distribution constraints and lower demand from reduced patient traffic locally. Although these restrictions in China have been substantially lifted as of the end of the first quarter of 2023, a slow return of patient traffic to previous levels has continued to affect results in China. Partly due to these factors, sales declined by $14 million during the first quarter of 2023 relative to the first quarter of 2022. Adverse trends in China or other regions could persist if these restrictions are renewed as a result of additional outbreaks. While most government authorities have not re-imposed restrictions with significant impacts, it remains uncertain to what degree future variants of the virus or renewed restrictions may impact demand for our products more broadly.

The impact of developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the EU, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted the Company's ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, the Company has purchased sufficient quantities for the near term, and are in the process of identifying alternative sources for the longer term. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company's operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the quarter ended March 31, 2023 as a result of these developments.

For the quarter ended March 31, 2023, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $76 million. These net assets include $57 million of cash and cash equivalents held within Russia as of March 31, 2023. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

The impact of global economic conditions

In addition to the residual impacts of the COVID-19 pandemic and the war in Ukraine, markets in several regions, particularly in Europe, have experienced varying degrees of recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. In addition, changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, and the conflict in Ukraine have all contributed to a period of higher inflation across the industry and the regions in which the Company operates.

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

The deterioration in macroeconomic conditions has also negatively affected demand for the Company's products and may continue to do so into the future. Specifically, the increase in interest rates in the last twelve months has put pressure on the ability of our customers to obtain financing for equipment purchases which affects volumes for these products. Additionally, the recessionary environment in general particularly for certain regions such as southern Europe has depressed demand for elective procedures including sales of implants and aligner solutions.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, the Company has attempted to mitigate these pressures through the following actions, among others:

•Driving strategic procurement initiatives to leverage alternative sources of raw materials and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs, in our manufacturing and distribution facilities and other areas of our business; and
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the U.S.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

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

The Company discloses changes in organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of the items listed above that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this supplemental information is helpful in understanding underlying net sales trends.

The Company's net sales for the three months ended March 31, 2023 and 2022, and a reconciliation to the percentage change in organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$978	$969	$9	0.9%
Foreign exchange impact				(4.2%)
Organic sales				5.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to strong demand for Consumables and Orthodontic products, particularly in the United States, as well as a benefit from price increases implemented in the prior year. This increase was offset by overall weaker demand for Implants. Sales in the Rest of World region were also negatively impacted by reduced demand from patient traffic in certain markets, particularly, China as a result of COVID-19 variants and related restrictions.

Net Sales by Segment

Technologies & Equipment

Net sales for the three months ended March 31, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$548	$565	$(17)	(3.0%)
Foreign exchange impact				(4.7%)
Organic sales				1.7%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to higher volumes for Orthodontics products, as well as an overall benefit from sales of new products and price increases. Sales of CAD/CAM products in the United States also increased due in part to the timing of sales to distributors as explained below. These increases were partly offset by lower demand for Implants products in all regions and Equipment & Instruments products in the United States and Europe.

Consumables

Net sales for the three months ended March 31, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$430	$404	$26	6.4%
Foreign exchange impact				(3.4%)
Organic sales				9.8%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher sales volumes for Endodontic & Restorative products, particularly in the United States and Europe due to strong retail demand, as well as a benefit from price increases made in the prior year.

Net Sales by Region

United States

Net sales for the three months ended March 31, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$351	$308	$43	13.9%
Foreign exchange impact				(0.7%)
Organic sales				14.6%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was driven primarily by strong demand for Consumables and Orthodontics products. Sales also benefited from higher wholesale volumes for CAD/CAM products relative to prior year due in part to timing of sales to distributors. Volumes for CAD/CAM products in the comparable first quarter of 2022 were negatively affected by a reduction in distributor inventory of approximately $10 million, partly as a result of incremental incentives offered at the end of 2021. This reduction is compared to a distributor inventory build of approximately $10 million during the first quarter of 2023, which the Company notes represents a normal seasonal trend in dealer inventory levels. These increases were partially offset by declines in volumes for certain Equipment & Instruments products. Sales of certain of these products which rely on electronic components continue to be affected by supplier shortages.

Europe

Net sales for the three months ended March 31, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$396	$411	$(15)	(3.6%)
Foreign exchange impact				(4.7%)
Organic sales				1.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to overall higher volumes for Endodontic & Restorative products as a result of favorable market trends, as well as a benefit from prior year price increases. Sales growth was partly offset by reductions in volumes for certain Equipment & Instruments products and Implants.

Rest of World

Net sales for the three months ended March 31, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$231	$250	$(19)	(7.6%)
Foreign exchange impact				(7.5%)
Organic sales				(0.1%)
Percentages are based on actual values and may not reconcile due to rounding.

Organic sales were flat as higher sales for Equipment & Instruments and Consumables products were offset by declines for Implants and CAD/CAM products. In the first quarter of 2023, the Company continued to be impacted by the anticipated local volume-based procurement program in China resulting in price reductions for Implant products. Volumes during the period overall were also negatively impacted by ongoing global supply chain constraints and the adverse impact of COVID-19, particularly in China.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$519	$521	$(2)	(0.4%)

Gross profit as a percentage of net sales	53.1%	53.8%	(70) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit for the quarter was flat as the sales volume increases described above were offset by foreign currency translation headwinds of $26 million. Gross profit margins as a percentage of net sales declined due to these foreign currency headwinds and increased inflationary pressures on material and distribution costs. These factors were mostly offset by price increases from the prior year, favorability in mix driven by higher demand for higher margin Consumables products, and improvements in the profitability of Orthodontics products.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$416	$376	$40	10.7%
Research and development expenses ("R&D")	46	45	1	3.2%
Restructuring and other costs	59	3	56	NM

SG&A as a percentage of net sales	42.5%	38.8%	370 bps
R&D as a percentage of net sales	4.7%	4.6%	10 bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses increased in part due to professional service costs related to the restructuring and transformation initiatives. Headcount costs increased overall driven by incremental investments in the Company's sales personnel, increases in incentive compensation expense relative to the prior year, and an increase in travel and trade event expenses as more customer-related interactions have returned to in-person format following the recovery from COVID-19. These increases were partially offset by a benefit from foreign exchange on operating expenses.

R&D Expenses

R&D expenses were flat compared to the first quarter of 2022. The Company continues to prioritize spend for ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. R&D expense as a percentage of net sales decreased primarily due to higher sales in 2023 as compared to the prior year. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Restructuring and Other Costs

During the three months ended March 31, 2023, the Company recorded net expense of $59 million of restructuring and other costs which consist primarily of severance charges in conjunction with the restructuring plan announced in February 2023. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions, except percentages)(a)	2023	2022	$ Change	% Change

Technologies & Equipment	$67	$86	$(19)	(22.1%)

Consumables	131	135	(4)	(3.0%)
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

The decrease in adjusted operating income for both Technologies & Equipment and Consumables was primarily driven by higher SG&A expenses as discussed above in this section and the higher costs for raw materials, labor, and distribution costs in the current year as a result of supply chain constraints and global inflation, offset by benefits from pricing adjustments and other margin improvements noted above.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change

Interest expense, net	$19	$12	$7	NM
Other expense (income), net	7	(2)	9	NM
Net interest and other expense (income)	$26	$10	$16
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other expense (income), net

Other expense (income), net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change

Foreign exchange loss (gain) (a)	$4	$(4)	$8
Defined benefit pension plan expenses	2	2	—
Other non-operating loss	1	—	1
Other expense (income), net	$7	$(2)	$9
(a) Foreign exchange losses (gains) are primarily related to the revaluation of intercompany payables and loans.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	$ Change

(Benefit) provision for income taxes	$(5)	$18	$(23)

Effective income tax rate	18.4%	20.8%

Net (loss) income attributable to Dentsply Sirona	$(19)	$69	$(88)

Net (loss) income per common share - diluted	$(0.09)	$0.32
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2023, and 2022 was 18.4% and 20.8%, respectively. The decrease in the effective tax rate is primarily related to the geographic mix of revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the 2022 Form 10-K.

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

Indefinite-Lived Intangible Asset Impairment

Indefinite-lived intangible assets consist of tradenames, trademarks and in process R&D and are not subject to amortization; instead, they are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business.

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

In the third quarter of 2022, the Company experienced adverse macroeconomic factors as a result of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain, and service costs, which contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. As a result, the Company identified indicators of a "more likely than not" impairment related to its Digital Dental Group and Equipment & Instruments reporting units and indefinite-lived intangible assets, included within the Technologies & Equipment segment, and indicators of a "more likely than not" impairment related to its indefinite-lived intangible assets for the Consumables reporting unit within the Consumables segment. As such, an interim impairment test was performed. The Company recorded a pre-tax goodwill impairment charge related to its Digital Dental Group and Equipment & Instruments reporting units within the Technologies & Equipment segment of $1,100 million and $87 million, respectively, and an indefinite-lived intangible asset impairment charge of $66 million and $26 million for the Digital Dental Group and Equipment & Instruments reporting units, respectively, within the Technologies & Equipment segment and a $2 million impairment charge for the Consumables reporting unit within the Consumables segment for the three months ended September 30, 2022.

In the fourth quarter of 2022, reductions in near-term forecasts for specific tradenames and continued adverse macroeconomic factors, including the impact of foreign exchange rates, resulted in indicators of a "more likely than not" impairment for certain indefinite-lived intangible assets within the Equipment & Instruments reporting unit within the Technologies & Equipment segment and the Consumables reporting unit within the Consumables segment. As such, an impairment test was performed during the fourth quarter resulting in an intangible asset impairment charge of $2 million and $4 million for indefinite-lived intangible assets within the Equipment & Instruments and Consumables reporting units, respectively, for the three months ended December 31, 2022.

Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change

Cash (used in) provided by:
Operating activities	$(21)	$93	$(114)
Investing activities	(37)	(43)	6
Financing activities	17	(10)	27
Effect of exchange rate changes on cash and cash equivalents	(6)	(5)	(1)
Net (decrease) increase in cash and cash equivalents	$(47)	$35	$(82)

Cash used in operating activities decreased primarily as a result of changes in working capital including lower liabilities for trade accounts payables, higher operating expenses, and lower collections from sales during the current period, resulting in an operating cash outflow for the first quarter of 2023. At March 31, 2023, the number of days for sales outstanding in accounts receivable increased by 3 days to 58 days as compared to 55 days at December 31, 2022, and the number of days of sales in inventory increased by 2 days to 139 days at March 31, 2023 as compared to 137 days at December 31, 2022. These decreases in operating cash were offset by other changes in working capital including an increase in accrued liabilities.

The slight decrease in cash used in investing activities was primarily due to lower capital expenditures of $5 million. The Company estimates capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2023 and expects these investments to include expansion of facilities to provide incremental space for growth and to consolidate operations for enhanced efficiencies.

The increase of cash provided by financing activities compared to the first quarter of prior year was primarily driven by higher proceeds from short-term borrowings of $35 million. The Company's total borrowings increased by a net $214 million during the three months ended March 31, 2023, mainly due to the use of the Company's commercial paper program and an increase of $11 million due to exchange rate fluctuations on debt denominated in foreign currencies.

During the three months ended March 31, 2023, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") of $150 million with approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.9 million shares repurchased under the agreement. At March 31, 2023, prior to the additional share delivery of $30 million in April, $620 million of authorization remained available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At March 31, 2023, the Company held 52.0 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	March 31, 2023	December 31, 2022

Current portion of debt	$316	$118
Long-term debt	1,842	1,826
Less: Cash and cash equivalents	318	365
Net debt	$1,840	$1,579

Total equity	3,638	3,812
Total capitalization	$5,478	$5,391

Total net debt to total capitalization ratio	33.6%	29.3%

At March 31, 2023, the Company had a total remaining borrowing capacity of $433 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility from 2018 available through July 28, 2024. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $294 million outstanding borrowings under the commercial paper facility at March 31, 2023 resulting in $406 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2023, the Company had $21 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At March 31, 2023, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company's credit facilities are further discussed in Note 12, Financing Arrangements, to the Unaudited Consolidated Financial Statements of this Form 10-Q.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At March 31, 2023, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation. The plan includes a restructuring of the business through a new operating model with five global business units, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The plan is expected to be substantially completed by mid 2024 and result in $200 to $225 million in annual cost savings

As of March 31, 2023, in conjunction with this plan the Company has incurred $57 million in restructuring charges primarily related to employee transition, severance payments, employee benefits, and facility closure costs and $8 million in other non-recurring costs related to the restructuring activity which mostly consist of legal, consulting and other professional service fees. In our announcement of the plan in our Current Report on Form 8-K dated February 16, 2023, the Company previously estimated that in total we would incur up to $165 million in one-time charges. The Company now expects to incur between $115 to $135 million in one-time charges, comprising of $80 to $100 million in restructuring expenditures and charges, and $35 million in other non-recurring charges, the majority of which will be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Beginning in the second quarter of 2022, the Company's financial results have also been impacted by the costs associated with the internal investigation conducted by the Audit and Finance Committee and assisted by independent legal counsel and forensic accountants. These costs have included professional service fees associated with the investigation itself, as well as third party accounting and legal costs incurred by management to make assessments and revisions and begin remediation activities in response to the investigation's findings. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $61 million for the year ended December 31, 2022, with an additional $7 million incurred for the three months ended March 31, 2023. Although the investigation has been completed at the time of this filing, related costs are expected to continue further into 2023 as the Company completes its remediation activities described in Part I, Item 4 Controls and Procedures of this Form 10-Q, and incurs legal defense costs pertaining to the matters described in Note 14 Commitments and Contingencies to the financial statements included in Part I, Item 1.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K.

Item 4 – Controls and Procedures

Internal Investigation and Accounting Errors

As described in the Explanatory Note to the Form 10-K for the year ended December 31, 2021 as amended and filed on November 7, 2022 (the "2021 Form 10-K/A"), the Audit and Finance Committee, assisted by independent legal counsel and forensic accountants, commenced an internal investigation in March 2022 of allegations regarding certain financial reporting matters submitted by current and former employees of the Company, which was completed in the fourth quarter of 2022 (the "Investigation").

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

In connection with the Investigation and the subsequent accounting review in 2022, management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies related to these matters, which the Company concluded represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and which the Company has concluded remain unremediated as of March 31, 2023.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023, the end of the period covered by this report, and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting."

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2023:

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

Remediation Plan and Status

While the material weaknesses previously disclosed have not yet been remediated as of March 31, 2023, management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

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
d.Implementation of general training programs on revenue recognition for commercial and finance personnel;
e.Established requirements and provided trainings for employees who have a role in negotiating, assessing, agreeing, and accounting for customer incentive arrangements with distributors;
f.Implemented commercial contracting policies and provided training on new processes to individuals responsible for execution, oversight and review of customer incentive arrangements with customers; and
g.Implemented written policies and procedures to provide governance and establish responsibility for oversight of incentive arrangements provided to customers in North America, including the appropriate delegation of authority for such approvals.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

a.Provide incremental training to Company personnel on the updated Code of Ethics and Business Conduct;
b.Implement written policies and procedures to provide governance and establish responsibility for oversight of incentive arrangements provided to customers in China, including the appropriate delegation of authority for such approvals;
c.Formalize written policies and procedures to provide governance and establish responsibility for guidelines, documentation and oversight of product returns from customers when a contractual right to return exists in a customer agreement;
d.Enhance processes to ensure all applicable terms and conditions for incentive-based programs and customer agreements are timely communicated to individuals responsible for accounting and financial reporting;
e.Strengthen internal controls over the accounting for customer incentive arrangements, including implementing: (i) formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
f.Evaluate finance and commercial operations talent and address identified gaps; and
g.Establish a recurring cadence for future training programs on revenue recognition for commercial and finance personnel.

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

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses as efficiently and effectively as possible with the goal of remediating each of the material weaknesses described above as soon as possible. Procedures to implement this remediation plan have to date required significant amounts of time, allocation of internal resources and external costs, and remaining remediation efforts will continue to place significant demands on financial and operational resources until this plan is completed.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the 2022 Form 10-K.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

January 1, 2023 to January 31, 2023	—	$—	$—	$740
February 1, 2023 to February 28, 2023	—	—	—	740
March 1, 2023 to March 31, 2023	3.1	38.74	120	620
	3.1	$38.74	$120	$620

On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. On March 3, 2023, the Company entered into an ASR Agreement with a financial institution, to repurchase $150 million of the Company's common stock. For further information on the ASR Agreement see Part I, Item 1, Note 5, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

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

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	May 3, 2023
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	May 3, 2023
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer