Form 10-K/A
period 2022-12-31
DENTSPLY SIRONA Inc.
filed 2023-08-07
CIK 818479

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

EXPLANATORY NOTE

Dentsply Sirona Inc. (“Dentsply Sirona” or the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “2022 Form 10-K” or “Original Filing”), to make certain changes described below.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 2, 2023, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2022 which were included in the 2022 Form 10-K, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), conducted a routine internal quality review of its audit of the Company’s consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2022. As a result of this review, PwC requested that the Company re-evaluate the conclusion on the assessment of a previously identified control deficiency related to segregation of duties specific to the creation of manual journal entries and compensating controls intended to mitigate a potential material impact to the consolidated financial statements as a result of such control deficiency. After extensive review, the Company and PwC have now determined that the control deficiency related to segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness that existed as of December 31, 2022. The Company previously identified and reported in its 2022 Form 10-K other material weaknesses as part of Management’s Report on Internal Control Over Financial Reporting for the year ended December 31, 2022.

To the knowledge of the Company’s principal executive officer and principal financial officer, the additional material weakness did not result in a material misstatement of the Company’s consolidated financial statements included in the 2022 Form 10-K. Notwithstanding the newly identified material weakness referred to above, management, including our principal executive officer and principal financial officer, believes that the financial statements contained in the 2022 Form 10-K continue to fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with generally accepted accounting principles in the United States.

Amendment to Form 10-K

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A is being filed to (i) amend Management’s Report on Internal Control Over Financial Reporting included in Part II, Item 8 to reflect the newly identified material weakness (ii) amend its disclosure on controls and procedures included in Part II, Item 9A, (iii) revise PwC’s integrated audit report thereon to disclose this additional material weakness as of December 31, 2022, and (iv) amend Part IV – Item 15 Exhibits and Financial Statement Schedules to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. In amending Part II, Item 8, the Company also made one immaterial adjustment to disclosures contained within Note 2 - Revenue as described therein which does not otherwise impact or change the consolidated financial statements.

Please note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-K/A includes an updated auditor consent as Exhibit 23.1 and updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

PART II

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

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020.	77

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

Subsequent to the filing of the 2022 Annual Report on Form 10-K, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) requested that management re-evaluate the conclusion regarding the assessment of a previously identified control deficiency related to the segregation of duties specific to the creation of manual journal entries and the compensating controls intended to mitigate a potential material impact to the consolidated financial statements as a result of such control deficiency. After extensive review, management determined that the control deficiency related to segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness that existed as of December 31, 2022. Accordingly, as of December 31, 2022, the following additional material weakness existed:

d.The Company did not design and maintain effective controls relating to the segregation of duties specific to the creation of manual journal entries.

Each of the above material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in the Original Filing, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weaknesses described in a., b. and c. above. However, management has subsequently determined that the material weakness described in d. above related to the segregation of duties specific to the creation of manual journal entries also existed as of December 31, 2022. As a result, management has amended and restated its report on the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

PwC has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears herein.

/s/	Simon D. Campion	/s/	Glenn G. Coleman
	Simon D. Campion		Glenn G. Coleman
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	August 7, 2023		August 7, 2023

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to lack of an effective internal control environment as former management failed to set an appropriate tone at the top, lack of a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with the Company’s financial reporting requirements, lack of effective controls over approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration, and lack of effective controls relating to segregation of duties specific to the creation of manual journal entries.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weaknesses related to lack of an effective internal control environment as former management failed to set an appropriate tone at the top, lack of a sufficient complement of personnel with an appropriate level of knowledge about accounting for variable consideration related to customer incentive arrangements in a manner commensurate with the Company’s financial reporting requirements, and lack of effective controls over approving, communicating, and accounting for incentive arrangements with customers, impacting the completeness and accuracy of revenues, including variable consideration. However, management has subsequently determined that a material weakness in internal control over financial reporting related to lack of effective controls relating to segregation of duties specific to the creation of manual journal entries existed as of December 31, 2022. Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.

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
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2023, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is August 7, 2023

We have served as the Company’s auditor since 2000.

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

Contract Assets and Liabilities

The Company normally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had deferred revenue of $91 million and $27 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2022. The Company had deferred revenue of $74 million and $19 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2021. The Company recognized revenue deferred as of December 31, 2021 of approximately $59 million during the current year. The amounts of deferred revenue previously disclosed as a contract liability in the aggregate at December 31, 2022 and December 31, 2021 were understated by $34 million and $25 million, respectively, in the 2022 Form 10-K. The amount disclosed for deferred revenue recognized during 2022 was previously understated by $6 million in the 2022 Form 10-K and has also been revised. These understatements relate only to the prior footnote disclosures and do not impact amounts that were recorded. Although the Company determined the errors were not material to the financial statements contained in the 2022 Form 10-K, the Company is revising this disclosure to correct for these errors. The Company expects to recognize a majority of the deferred revenue within the next twelve months.

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
Item 9A. Controls and Procedures

Segregation of Duties for Manual Journal Entries

As described in the Explanatory Note to this Form 10-K/A and the Company’s Current Report on Form 8-K filed on August 2, 2023, subsequent to the filing of the 2022 Form 10-K, management concluded that a previously identified control deficiency related to the segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness in internal control over financial reporting that existed as of December 31, 2022. To the knowledge of the Company's principal executive officer and principal financial officer, the additional internal control material weakness did not result in a material misstatement of the Company's consolidated financial statements included in the 2022 Form 10-K.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022, the end of the period covered by this report, and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included under Item 8 of this Form 10-K/A.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting, including the description of the material weaknesses determined to exist as of December 31, 2022, is included under Item 8 of this Form 10-K/A.

Remediation Plan and Status

While the material weaknesses previously disclosed have not yet been remediated as of December 31, 2022, management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein, including the newly identified material weakness relating to segregation of duties, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

With oversight from the Audit and Finance Committee and input from the Board of Directors, management is continuing to enhance and implement changes in processes, systems, and controls to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting and to improve our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit and Finance Committee, are working to remediate the material weaknesses identified herein. Actions taken to date include:

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

In connection with the newly identified material weakness relating to segregation of duties, the Company is taking, or plans to take, the following remedial actions:

a.Implement further segregation of duties in the performance of controls around manual journal entries, including restrictions to user access rights in our general ledger systems to post manual journal entries, to ensure that reviewers of manual journal entries do not also have the ability to create and post such entries;
b.Modify existing processes to enhance use of approval workflows in our process to document, support and review manual journal entries; and
c.Enhance the global policy on manual journal entries, including clarification of review and approval of authorization matrices, and training of requisite personnel.

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

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (8)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (25)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (10)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (14)
3.2		Sixth Amended and Restated By-Laws, dated as of May 25, 2022 (28)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (2)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (7)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (15)
4.4		Description of the Registrant's Securities (22)

Exhibit Number		Description
4.5		Form of Indenture (5)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (6)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (7)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (9)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (7)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (9)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (10)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (19)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (23)
4.15		Consent Memorandum, dated August 11, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.16		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)
4.17		Note Purchase and Guarantee Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.18		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
4.19		Consent Memorandum, dated September 14, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.20		Consent Memorandum, dated November 4, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.21		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)

Exhibit Number		Description
4.22		Note Purchase and Guarantee Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc, Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.23		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
10.1		Restricted Stock Unit Deferral Plan* (9)
10.2	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.3		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (3)
10.4		DENTSPLY SIRONA Inc. Directors' Deferred Compensation Plan, as amended and restated January 1, 2019* (17)
10.5		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (17)
10.6		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.7		2010 Equity Incentive Plan, amended and restated* (9)
10.8		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (13)
10.9		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (10)
10.10	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (11)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (17)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (18)
10.11	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (12)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 15, 2021* (27)
	(c)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 14, 2022 (Filed herewith)
10.12		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.13		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.14		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.15		Employee Stock Purchase Plan, dated May 23, 2018* (16)
10.16	(a)	Non-Employee Director Compensation Policy, effective March 27, 2019* (21)
	(b)	Non-Employee Director Compensation Policy, effective May 22, 2019* (20)
	(c)	Non-Employee Director Compensation Policy, effective January 1, 2020* (22)
	(d)	Non-Employee Director Compensation Policy, effective September 30, 2020* (24)
	(e)	Non-Employee Director Compensation Policy, effective February 23, 2022* (27)
10.17		Form of Performance Restricted Stock Unit Award Agreement* (18)

Exhibit Number	Description
10.18	Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.19	Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (20)
10.20	Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (20)
10.21	Interim Chief Executive Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and John P. Groetelaars, dated April 16, 2022 (29)
10.22	Interim Chief Financial Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated April 16, 2022 (29)
10.23	Dentsply Sirona Inc. Key Employee Severance Benefits Plan, dated May 25, 2022* (29)
10.24	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, dated September 22, 2022. (32)
10.25	Employment Agreement between DENTSPLY SIRONA Inc. and Simon D. Campion, entered into as of August 22, 2022. (30)
10.26	First Amendment to the Interim Chief Financial Officer Employment Agreement between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated as of September 22, 2022. (31)
10.27	Offer Letter between DENTSPLY SIRONA Inc. and Glenn Coleman, entered into as of September 22, 2022. (31)
21.1	Subsidiaries of the Company (33)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(6)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated March 8, 2019, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated June 26, 2019, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Company's Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(23)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 26, 2020, File no. 0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated January 4, 2021, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2021, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 31, 2022, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2022, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated August 25, 2022, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company's Form 8-K, dated September 22,, 2022, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2022, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, File no. 0-16211.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Glenn G. Coleman
Glenn G. Coleman
Executive Vice President and
Chief Financial Officer

Date:		August 7, 2023