Form 10-Q/A
period 2023-03-31
DENTSPLY SIRONA Inc.
filed 2023-08-07
CIK 818479

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

EXPLANATORY NOTE

Dentsply Sirona Inc. (“Dentsply Sirona” or the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2023 (the “Form 10-Q” or “Original Filing”), to make certain changes described below.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 2, 2023, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2022 which were included in the Company’s Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 1, 2023 (the “2022 Form 10-K”) and subsequent to the filing of the Original Filing, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), conducted a routine internal quality review of its audit of the Company’s consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2022. As a result of this review, PwC requested that the Company re-evaluate the conclusion on the assessment of a previously identified control deficiency related to segregation of duties specific to the creation of manual journal entries and compensating controls intended to mitigate a potential material impact to the consolidated financial statements as a result of such control deficiency. After extensive review, the Company and PwC have now determined that the control deficiency related to segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness that existed as of December 31, 2022, which had not been remediated as of March 31, 2023. The Company previously identified and reported in its 2022 Form 10-K other material weaknesses as part of Management’s Report on Internal Control Over Financial Reporting for the year ended December 31, 2022.

To the knowledge of the Company’s principal executive officer and principal financial officer, the additional material weakness did not result in a material misstatement of the Company’s consolidated financial statements included in the 2022 Form 10-K or the Original Filing. Notwithstanding the newly identified material weakness referred to above, management, including our principal executive officer and principal financial officer, believes that the financial statements contained in the 2022 Form 10-K and in the Original Filing continue to fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with generally accepted accounting principles in the United States.

Accordingly, the Company is filing this Form 10-Q/A solely for the purpose of amending and restating its disclosures on controls and procedures to reflect the additional material weakness.

Amendment to Form 10-Q

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended and restated and the complete text of those is set out in this Form 10-Q/A:

Part I - Item 4. Controls and Procedures
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

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 4 – Controls and Procedures

Segregation of Duties for Manual Journal Entries

As described in the Explanatory Note to this Form 10-Q/A and the Company’s Current Report on Form 8-K filed on August 2, 2023, subsequent to the filing of the Original Filing, management concluded that a previously identified control deficiency related to the segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness in internal control over financial reporting that existed as of December 31, 2022, which had not been remediated as of March 31, 2023. To the knowledge of the Company’s principal executive officer and principal financial officer, the additional internal control material weakness did not result in a material misstatement of the Company’s consolidated financial statements included in the Original Filing.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023, the end of the period covered by this report, and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting as described below under “Material Weaknesses in Internal Control Over Financial Reporting."

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company's internal control over financial reporting, which continue to exist as of March 31, 2023:

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
These material weaknesses were also disclosed in our 2022 Form 10-K. Subsequent to the filing of the Original Filing, management identified the following additional material weakness in the Company’s internal control over financial reporting, which continued to exist as of March 31, 2023:

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

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	August 7, 2023
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	August 7, 2023
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer