Form 10-Q
period 2023-06-30
DENTSPLY SIRONA Inc.
filed 2023-08-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 27, 2023, DENTSPLY SIRONA Inc. had 211,716,006 shares of common stock outstanding.

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

Disclosure Regarding Trademarks

This report includes trademarks, tradenames and service marks that are our property or the property of other third parties. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. Failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$1,028	$1,023	$2,006	$1,992
Cost of products sold	478	442	937	890

Gross profit	550	581	1,069	1,102
Selling, general, and administrative expenses	416	410	832	786
Research and development expenses	49	45	95	90
Restructuring and other costs	5	7	64	10

Operating income	80	119	78	216

Other income and expenses:
Interest expense, net	21	15	40	27
Other expense (income), net	13	13	20	11

Income before income taxes	46	91	18	178
(Benefit) provision for income taxes	(39)	18	(44)	36

Net income	85	73	62	142

Less: Net loss attributable to noncontrolling interest	(1)	—	(5)	—

Net income attributable to Dentsply Sirona	$86	$73	$67	$142

Net income per common share attributable to Dentsply Sirona:
Basic	$0.41	$0.34	$0.31	$0.66
Diluted	$0.40	$0.34	$0.31	$0.66

Weighted average common shares outstanding:
Basic	211.9	214.9	213.2	215.9
Diluted	213.1	215.3	214.4	216.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$85	$73	$62	$142

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	—	(114)	15	(162)
Net (loss) gain on derivative financial instruments	(6)	22	(7)	32
Pension liability gain	—	2	—	3
Total other comprehensive (loss) income, net of tax	(6)	(90)	8	(127)

Total comprehensive income (loss)	79	(17)	70	15

Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	(5)	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$80	$(17)	$75	$15

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$295	$365
Accounts and notes receivables-trade, net	670	632
Inventories, net	657	627
Prepaid expenses and other current assets	298	269
Total Current Assets	1,920	1,893

Property, plant, and equipment, net	772	761
Operating lease right-of-use assets, net	191	200
Identifiable intangible assets, net	1,808	1,903
Goodwill	2,703	2,688
Other noncurrent assets	256	198
Total Assets	$7,650	$7,643

Liabilities and Equity
Current Liabilities:
Accounts payable	$265	$279
Accrued liabilities	728	727
Income taxes payable	17	46
Notes payable and current portion of long-term debt	261	118
Total Current Liabilities	1,271	1,170

Long-term debt	1,841	1,826
Operating lease liabilities	144	149
Deferred income taxes	261	287
Other noncurrent liabilities	431	399
Total Liabilities	3,948	3,831

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2023 and December 31, 2022
211.7 million and 215.3 million shares outstanding at June 30, 2023 and December 31, 2022
Capital in excess of par value	6,648	6,629
Retained earnings	463	456
Accumulated other comprehensive loss	(620)	(628)
Treasury stock, at cost, 52.8 million and 49.3 million shares at June 30, 2023 and December 31, 2022, respectively	(2,788)	(2,649)
Total Dentsply Sirona Equity	3,706	3,811

Noncontrolling interests	(4)	1
Total Equity	3,702	3,812
Total Liabilities and Equity	$7,650	$7,643
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638
Net income (loss)	—	—	86	—	—	86	(1)	85
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	14	—	—	—	14	—	14
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit dividends	—	—	(1)	—		(1)	—	(1)
Cash dividends declared ($0.14 per share)	—	—	(29)	—	—	(29)	—	(29)
Balance at June 30, 2023	$3	$6,648	$463	$(620)	$(2,788)	$3,706	$(4)	$3,702

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864
Net income	—	—	73	—	—	73	—	73
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	—	—	—	2	2	—	2
Stock based compensation expense	—	16	—	—	—	16	—	16
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit distributions	—	(3)	—	—	1	(2)	—	(2)
Cash dividends declared ($0.125 per share)	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2022	$3	$6,617	$1,602	$(719)	$(2,666)	$4,837	$1	$4,838

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$62	$142

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64	59
Amortization of intangible assets	106	108
Deferred income taxes	(83)	(13)
Stock based compensation expense	31	33
Restructuring and other costs	42	(3)
Other non-cash expense	36	29
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(38)	53
Inventories, net	(32)	(95)
Prepaid expenses and other current assets	(40)	(39)
Other noncurrent assets	(1)	(6)
Accounts payable	(15)	49
Accrued liabilities	(44)	(44)
Income taxes	(34)	2
Other noncurrent liabilities	29	(9)
Net cash provided by operating activities	83	266

Cash flows from investing activities:
Capital expenditures	(72)	(85)
Cash received on derivative contracts	4	5
Other investing activities	1	(3)
Net cash used in investing activities	(67)	(83)

Cash flows from financing activities:
Cash paid for treasury stock	(150)	(150)
Proceeds on short-term borrowings	143	38
Cash dividends paid	(57)	(51)
Proceeds from long-term borrowings, net of deferred financing costs	—	5
Repayments on long-term borrowings	(1)	(2)
Proceeds from exercised stock options	—	6
Other financing activities, net	(5)	(8)
Net cash used in financing activities	(70)	(162)
Effect of exchange rate changes on cash and cash equivalents	(16)	2
Net (decrease) increase in cash and cash equivalents	(70)	23
Cash and cash equivalents at beginning of period	365	339
Cash and cash equivalents at end of period	$295	$362
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission on August 7, 2023 (the "2022 Form 10-K/A").

Effective April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. As a result, the Company's reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare. All prior segment information and disaggregated revenue information have been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 6, Segment Information, for further discussion on this change.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new standard requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. The amendments in this update were effective for the fiscal years and interim periods ending after December 31, 2022. The Company adopted this accounting standard on January 1, 2023. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021 and by ASU No. 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” in December 2022. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or another rate expected to be discontinued due to the reference rate reform. This standard was effective upon issuance. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

Seasonality

Our business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors and other customers, and implementation of strategic initiatives which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows, new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, other demographic disruptions, or macroeconomic conditions. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial planning reasons which can impact the timing of our consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe. Because of the seasonal nature of our business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

Equipment & Instruments	$180	$169	$332	$335
CAD/CAM	129	138	242	254
Connected Technology Solutions	$309	$307	$574	$589

Essential Dental Solutions	$377	$380	$763	$736

Orthodontics	$86	$76	$172	$144
Implants & Prosthetics	184	188	357	381
Orthodontic and Implant Solutions	$270	$264	$529	$525

Wellspect Healthcare	$72	$72	$140	$142

Total net sales	$1,028	$1,023	$2,006	$1,992

Net sales disaggregated by geographic region for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

United States	$362	$358	$713	$666
Europe	403	414	799	825
Rest of World	263	251	494	501
Total net sales	$1,028	$1,023	$2,006	$1,992

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had deferred revenue of $111 million and $35 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at June 30, 2023. The Company had deferred revenue of $91 million and $27 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2022. The amount of deferred revenue as of December 31, 2022 which was disclosed in the Form 10-Q for the three months ended March 31, 2023 has been revised by $34 million to correct for an error in the amount previously disclosed. Although the Company determined that this error impacts the footnote disclosure only and does not materially impact the previously issued consolidated financial statements, this revision was made to provide comparability with current period disclosures. The Company recognized approximately $47 million of revenue during the current year which was previously deferred as of December 31, 2022. The Company expects to recognize a majority of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11 million at June 30, 2023 and $14 million at December 31, 2022. For the three and six months ended June 30, 2023 and 2022, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

Cost of products sold	$1	$—	$2	$1
Selling, general, and administrative expense	11	22	24	31
Research and development expense	1	—	2	1
Restructuring and other costs	1	—	3	—
Total stock based compensation expense	$14	$22	$31	$33

Related deferred income tax benefit	$1	$2	$3	$3

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the six months ended June 30, 2023 and 2022 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive income (loss) before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive income (loss), net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)
Other comprehensive loss before reclassifications and tax impact	(3)	—	(11)	—	(14)
Tax benefit	3	—	3	—	6
Other comprehensive loss, net of tax, before reclassifications	—	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2	—	—	2
Net (decrease) increase in other comprehensive income	—	2	(8)	—	(6)
Balance, net of tax, at June 30, 2023	$(507)	$(16)	$(81)	$(16)	$(620)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)
Other comprehensive (loss) income before reclassifications and tax impact	(86)	(3)	32	—	(57)
Tax expense	(28)	—	(8)	—	(36)
Other comprehensive (loss) income, net of tax, before reclassifications	(114)	(3)	24	—	(93)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	2	3
Net (decrease) increase in other comprehensive income	(114)	(2)	24	2	(90)
Balance, net of tax, at June 30, 2022	$(528)	$(16)	$(71)	$(104)	$(719)
At June 30, 2023 and December 31, 2022, the cumulative tax adjustments were $115 million and $100 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $416 million and $438 million at June 30, 2023 and December 31, 2022, respectively, and cumulative losses on loans designated as hedges of net investments of $91 million and $84 million, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 were not significant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 were as follows:

Basic Earnings Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2023	2022	2023	2022

Net income attributable to Dentsply Sirona	$86	$73	$67	$142

Weighted average common shares outstanding	211.9	214.9	213.2	215.9

Earnings per common share - basic	$0.41	$0.34	$0.31	$0.66

Diluted Earnings Per Common Share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2023	2022	2023	2022

Net income attributable to Dentsply Sirona	$86	$73	$67	$142

Weighted average common shares outstanding	211.9	214.9	213.2	215.9
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.2	0.4	1.2	0.6
Total weighted average diluted shares outstanding	213.1	215.3	214.4	216.5

Earnings per common share - diluted	$0.40	$0.34	$0.31	$0.66

For the three and six months ended June 30, 2023, the Company excluded from the computation of weighted average diluted shares outstanding 3.8 million and 3.6 million, respectively, of equivalent shares of common stock from stock options and RSUs because their effect would be antidilutive. For the three and six months ended June 30, 2022, the Company excluded 4.0 million and 3.6 million, respectively, of equivalent shares of common stock outstanding from stock options and RSUs because their effect would be antidilutive.

On July 28, 2021, the Board of Directors approved a share repurchase program, of up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At June 30, 2023, the Company had authorization to repurchase $590 million in shares of common stock remaining under the share repurchase program.

On March 3, 2023, the Company entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution to repurchase the Company's common stock. The Company repurchased shares under the ASR Agreement as part of the share repurchase program described above. During the six months ended June 30, 2023, the Company repurchased approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.9 million shares repurchased under the agreement.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 3, 2023	$150	3.1	$38.74	80%	April 28, 2023	3.9	$38.55

The ASR Agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 6, 2023 of $121 million and a forward contract indexed to the Company's common stock for an amount of common shares that was determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument for the quarter ended March 31, 2023. Therefore, the forward contract was recorded as Capital in excess of par value and upon final settlement in April 2023, was recorded as Treasury Stock in the Consolidated Balance Sheets at June 30, 2023. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted EPS. The forward contract did not impact the weighted average common shares outstanding for diluted EPS. The treasury stock transactions included an excise tax accrual of $1 million for public company stock repurchases established by the Inflation Reduction Act (IRA) of 2022.

NOTE 6 – SEGMENT INFORMATION

Effective April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. The Company has realigned its reportable segments to reflect changes in how the Company manages its operations, specifically the level at which its chief operating decision maker ("CODM") regularly reviews operating results and allocates resources. As a result, the reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare.

Segment Descriptions

A description of the products and services provided within each of the Company’s four reportable segments under the new structure is provided below.

Connected Technology Solutions

This segment is responsible for the design, manufacture and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and CAD/CAM product categories.

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as imaging equipment, motorized dental handpieces, treatment centers, and other instruments for dental practitioners and specialists. Imaging equipment serves as the point of entry to the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intra-oral applications, as well as cone-beam computed tomography systems (CBCT). Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygienic and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment such as amalgamators, mixing machines and porcelain furnaces.

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital dental procedures including dental restorations. This product category includes a full-chairside economical restoration of esthetic ceramic dentistry offering called CEREC, as well as stand-alone CAD/CAM, digital impressions ("DI") intra-oral scanners, 3-D printer mills, and certain software and services. A full-chairside offering enables dentists to practice same day or single visit dentistry.

Essential Dental Solutions

This segment is responsible for the design, manufacture and sales of the Company's value-added endodontic, restorative, and preventive consumable products and small equipment used in dental offices for the treatment of patients. Offerings in this segment also include specialized treatment products including products used in the creation of dental appliances.

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include drills, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include dental prosthetics such as artificial teeth, dental ceramics, and precious metal dental alloys.

The preventive products include small equipment products such as intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants and impression materials.

Orthodontic and Implant Solutions

This segment is responsible for the design, manufacture, and sale of the Company’s various digital implant systems and innovative dental implant products, digital dentures and dentist directed aligner solutions. Offerings in this segment also include application of our digital services and technology, including those provided by our cloud-based platform.

Orthodontics

The Orthodontics product category includes an in-office aligner solution, SureSmile, and a direct-to-consumer aligner solution, Byte. The Orthodontics product category also includes a High Frequency Vibration ("HFV") technology device known as VPro or as HyperByte within Byte's product offering. The aligner offerings include software technology that enables aligner treatment planning and seamless connectivity of a digital workflow from diagnostics through treatment delivery.

Implants & Prosthetics

The Implants & Prosthetics product category includes technology to support the Company's digital workflows for implant systems, a portfolio of innovative dental implant products, digital dentures, crown and bridge porcelain products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor.

Wellspect Healthcare

This segment is responsible for the design, manufacture, and sale of the Company’s innovative continence care solutions for management of both urinary and bowel dysfunction. This category consists mainly of urology catheters and other healthcare-related consumable products.

Segment Performance

The Company’s four operating segments are organized primarily by product. They generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight, with the exception of Wellspect Healthcare which has a more discreet market and regulatory environment specific to the industry for medical devices. These operating segments, which also form the Company’s reportable segments, are identified in accordance with how the Company’s chief operating decision-maker regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from acquisitions.

The Company’s segment information for the three and six months ended June 30, 2023 and 2022 was as follows:

Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

Connected Technology Solutions	$309	$307	$574	$589
Essential Dental Solutions	377	380	763	736
Orthodontic and Implant Solutions	270	264	529	525
Wellspect Healthcare	72	72	140	142
Total net sales	$1,028	$1,023	$2,006	$1,992

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

Connected Technology Solutions	$26	$50	$32	$76
Essential Dental Solutions	125	136	250	251
Orthodontic and Implant Solutions	49	57	98	117
Wellspect Healthcare	21	18	39	38
Segment adjusted operating income	221	261	419	482

Reconciling items expense (income):
All other (a)	83	81	170	146
Restructuring and other costs	5	7	64	10
Interest expense, net	21	15	40	27
Other expense (income), net	13	13	20	11
Amortization of intangible assets	53	53	106	108
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	—	1	1	2
Income before income taxes	$46	$91	$18	$178
(a) Includes the results of unassigned Corporate headquarters costs.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2023	December 31, 2022

Raw materials and supplies	$166	$169
Work-in-process	87	77
Finished goods	404	381
Inventories, net	$657	$627

The Company's inventory reserve was $96 million and $83 million at June 30, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three and six months ended June 30, 2023 and 2022 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item	Three Months Ended		Six Months Ended
(in millions)	2023	2022	2023	2022

Cost of products sold	$—	$—	$4	$—
Selling, general, and administrative expenses	1	—	1	—
Restructuring and other costs	5	7	64	10
Total restructuring and other costs	$6	$7	$69	$10

Restructuring and other costs of $64 million recorded in the first half of 2023 consist primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023. This plan seeks to restructure the Company’s business to improve operational performance and drive shareholder value creation through a new operating model with four operating segments, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The Company expects to incur between $115 and $135 million in one-time charges, comprising $80 to $100 million in restructuring expenditures and charges, primarily related to employee transition, severance payments, employee benefits and facility closure costs, and $35 million in other non-recurring costs which mostly consist of consulting, legal and other professional service fees. The plan is expected to be substantially completed by mid-2024 and we expect that the majority of these costs will be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at June 30, 2023 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$7	$—	$7
Provisions	1	56	57
Amounts applied	(2)	(12)	(14)
Change in estimates	(1)	—	(1)
Balance at June 30, 2023	$5	$44	$49

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$1	$—	$1
Provisions	1	6	7
Amounts applied	(1)	(6)	(7)
Balance at June 30, 2023	$1	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2022	Provisions	Amounts Applied	Change in Estimates	June 30, 2023

Connected Technology Solutions	$3	$19	$(4)	$(1)	$17
Essential Dental Solutions	4	21	(6)	—	19
Orthodontic and Implant Solutions	1	13	(2)	—	12
Wellspect Healthcare	—	2	(2)	—	—
All Other	—	9	(7)	—	2
Total	$8	$64	$(21)	$(1)	$50

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2023 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$82	$77
Total derivative instruments designated as cash flow hedges	$82	$77

Hedges of Net Investments
Foreign exchange forward contracts	$175	$87
Cross currency basis swaps	291	—
Total derivative instruments designated as hedges of net investments	$466	$87

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	69	63
Total derivative instruments designated as fair value hedges	$319	$63

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$499	$499
Total derivative instruments not designated as hedges	$499	$499

Cash Flow Hedges

Foreign Exchange Risk Management

The Company hedges select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. The Company designates certain foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of June 30, 2023 and December 31, 2022, $21 million and $23 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At June 30, 2023, the Company expects to reclassify $4 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Income (Loss).

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023 and the Company entered into additional foreign exchange contracts as individual contracts within the portfolio matured. As of June 30, 2023, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through June 2025.

On July 20, 2023, the Company entered into a Swiss franc foreign exchange forward contract designated as a net investment hedge. The foreign exchange forward contract has a notional amount of 600 million Swiss francs and matures on January 15, 2026.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and six months ended June 30, 2023 and 2022 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$478	$21	$13	$442	$15	$13

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$1	$—	$—	$(2)	$—	$—
Interest rate swaps	—	1	—	—	1	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(1)	$—	$—	$(1)	$—
Foreign exchange forward contracts	—	—	—	—	—	(1)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$3	$—	$—	$—	$—
Foreign exchange forward contracts	—	—	(3)	—	—	(16)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,		Consolidated Statements of Operations Location	Three Months Ended June 30,
(in millions)	2023	2022		2023	2022

Cash Flow Hedges
Foreign exchange forward contracts	$—	$(3)	Cost of products sold	$(1)	$2
Interest rate swaps	—	—	Interest expense, net	(1)	(1)

Hedges of Net Investments
Cross currency basis swaps	$(10)	$21	Interest expense, net	$—	$—
Foreign exchange forward contracts	(1)	10	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	—	1	Other expense (income), net	—	—

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$937	$40	$20	$890	$27	$11

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$(2)	$—	$—
Interest rate swaps	—	2	—	—	2	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(2)	$—	$—	$(2)	$—
Foreign exchange forward contracts	—	—	(1)	—	—	(1)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$5	$—	$—	$(1)	$—
Foreign exchange forward contracts	—	—	(3)	—	—	(24)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,		Consolidated Statements of Operations Location	Six Months Ended June 30,
(in millions)	2023	2022		2023	2022

Cash Flow Hedges
Foreign exchange forward contracts	$(1)	$—	Cost of products sold	$—	$2
Interest rate swaps	—	—	Interest expense, net	(2)	(2)

Hedges of Net Investments
Cross currency basis swaps	$(9)	$29	Interest expense, net	$—	$—
Foreign exchange forward contracts	(3)	13	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	1	(1)	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$27	$—	$4	$3
Interest rate swaps	—	—	10	23
Cross currency basis swaps	4	13	—	—
Total	$31	$13	$14	$26

Not Designated as Hedges:
Foreign exchange forward contracts	$10	$—	$3	$—
Total	$10	$—	$3	$—

	December 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$32	$3	$5	$2
Interest rate swaps	—	—	9	25
Cross currency basis swaps	4	22	—	—
Total	$36	$25	$14	$27

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$5	$—
Total	$3	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$37	$—	$37	$(5)	$—	$32
Cross currency basis swaps	17	—	17	(8)	—	9
Total assets	$54	$—	$54	$(13)	$—	$41

Liabilities
Foreign exchange forward contracts	$10	$—	$10	$(7)	$—	$3
Interest rate swaps	33	—	33	(6)	—	27
Total liabilities	$43	$—	$43	$(13)	$—	$30

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38	$—	$38	$(7)	$—	$31
Cross currency basis swaps	26	—	26	(12)	—	14
Total assets	$64	$—	$64	$(19)	$—	$45

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(10)	$—	$2
Interest rate swaps	34	—	34	(9)	—	25
Total liabilities	$46	$—	$46	$(19)	$—	$27

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt was $1,959 million and $2,102 million, respectively, at June 30, 2023. At December 31, 2022, the estimated fair value and carrying value were $1,769 million and $1,944 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at June 30, 2023 and December 31, 2022 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$17	$—	$17	$—
Foreign exchange forward contracts	37	—	37	—
Total assets	$54	$—	$54	$—

Liabilities
Interest rate swaps	$33	$—	$33	$—
Foreign exchange forward contracts	10	—	10	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$47	$—	$43	$4

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$26	$—	$26	$—
Foreign exchange forward contracts	38	—	38	—
Total assets	$64	$—	$64	$—

Liabilities
Interest rate swaps	$34	$—	$34	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$50	$—	$46	$4

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

There have been no transfers between fair value measurement levels during the six months ended June 30, 2023.

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended June 30, 2023, and 2022 was (83.2%) and 19.3%, respectively. The effective tax rate for the six months ended June 30, 2023, and 2022 was (239.3%) and 20.1%, respectively. The decreases in the effective tax rate for both periods are related to the partial valuation allowance release of net operating loss carryforwards due to the Company’s ability to project future taxable income as a result of internal debt restructurings.

NOTE 12 – FINANCING ARRANGEMENTS

At June 30, 2023, the Company had $487 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

On May 12, 2023, the Company entered into the five-year senior unsecured multicurrency revolving facility, for an aggregate principal amount of $700 million that expires on May 12, 2028. The Facility replaced the $700 million five-year senior unsecured multicurrency revolving facility that was scheduled to expire on July 26, 2024. The Company also has a $500 million commercial paper program. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had outstanding borrowings of $240 million and $95 million under the commercial paper facility at June 30, 2023 and December 31, 2022, respectively, and no outstanding borrowings under the multi-currency revolving credit facility.

The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $21 million. At June 30, 2023, the weighted-average interest rate for short-term debt was 5.4%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At June 30, 2023, the Company was in compliance with all debt covenants.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired.

On April 1, 2023 the Company realigned its reporting due to a change in organizational structure. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified.

As a result of the realignment, the Company reallocated its goodwill to align its new reporting units which resulted from the change in its operating segments. Goodwill was reassigned to each of the new reporting units using a relative fair value approach. The Company assessed the goodwill of the new reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2023. Based on this test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment.

For both the former and new structure goodwill impairment tests as of April 1, 2023, the fair values of reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow model included, but were not limited to, discount rates (ranging from 9.0% to 10.5%) revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit's business.

Indefinite-lived intangible assets were assessed either through a computation of fair value using an income approach, specifically a relief from royalty method, or through a qualitative assessment. The Company's significant assumptions in the relief from royalty method include, but were not limited to, discount rates (ranging from 9.5% to 14%), revenue growth rates (including perpetual growth rates) and royalty rates. These assumptions for both the goodwill and indefinite-lived intangible asset tests were developed in consideration of current market conditions and future expectations which include, but were not limited to, impact from competition and new product developments.

For the three months ended June 30, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators. The Company performed a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points. An increase of the discount rate by 100 basis points would result in a material impairment of the Connected Technology Solutions reporting unit within the Connected Technologies Solutions segment. Goodwill associated with this reporting unit was $293 million at June 30, 2023. Additionally under this sensitivity, certain indefinite-lived intangibles within the Connected Technologies Solutions, Orthodontic and Implant Solutions, and Essential Dental Solutions segments would have a fair value less than 10% in excess of carrying value. The carrying value of these indefinite-lived intangible assets within the aforementioned segments was $227 million, $25 million, and $7 million, respectively, at June 30, 2023.

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

In the third and fourth quarters of 2022, the Company identified indicators of a more likely than not impairment related to its former Digital Dental Group and Equipment & Instruments reporting units and indefinite-lived intangible assets, included within the former Technologies & Equipment segment, and indicators of a more likely than not impairment related to its indefinite-lived intangible assets for the former Consumables reporting unit within the former Consumables segment. The Company recorded a pre-tax goodwill impairment charge related to its former Digital Dental Group and Equipment & Instruments reporting units within the former Technologies & Equipment segment of $1,100 million and $87 million, respectively, and an indefinite-lived intangible asset impairment charge of $66 million and $28 million for the former Digital Dental Group and Equipment & Instruments reporting units, respectively, within the former Technologies & Equipment segment and a $6 million impairment charge for the former Consumables reporting unit within the former Consumables segment for the year ended December 31, 2022. Refer to Part II, Item 8, Note 12, Goodwill and Intangible Assets, in the 2022 Form 10-K/A for further information regarding prior year impairments.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Connected Technology Solutions		Essential Dental Solutions		Orthodontic and Implant Solutions		Wellspect Healthcare		Total

Balance at December 31, 2022
Goodwill	$5,902	$866	$—		$—		$—		$—		$6,768
Accumulated impairment losses	(4,080)	—	—		—		—		—		(4,080)
Goodwill, net December 31, 2022	$1,822	$866	$—		$—		$—		$—		$2,688

Translation	9	4	—		—		—		—		13

Balance at March 31, 2023
Goodwill	$5,911	$870	$—		$—		$—		$—		$6,781
Accumulated impairment losses	(4,080)	—	—		—		—		—		(4,080)
Goodwill, net March 31, 2023	$1,831	$870	$—		$—		$—		$—		$2,701

Realignment of goodwill	$(1,831)	$(870)	$293		$835		$1,303		$270		$—
Translation	—	—	—		1		(5)		6		2
Goodwill, net June 30, 2023	$—	$—	$293	$—	$836	$—	$1,298	$—	$276	$—	$2,703

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,682	$(929)	$753	$1,658	$(848)	$810
Tradenames and trademarks	271	(97)	174	273	(96)	177
Licensing agreements	30	(26)	4	30	(26)	4
Customer relationships	1,059	(638)	421	1,057	(600)	457
Total definite-lived	$3,042	$(1,690)	$1,352	$3,018	$(1,570)	$1,448

Indefinite-lived tradenames and trademarks	$451	$—	$451	$450	$—	$450
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	$456	$—	$456	$455	$—	$455

Total identifiable intangible assets	$3,498	$(1,690)	$1,808	$3,473	$(1,570)	$1,903
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not yet considered probable of payment as of June 30, 2023.

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

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants (the "Federal Class Action"). The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and the Company’s answer to the second amended complaint was filed on May 12, 2023.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognizes revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York. These multiple suits have now been consolidated into a single case brought by one plaintiff class and an amended complaint is expected to be filed in August 2023. On June 1, 2023, the Court appointed the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System as Lead Plaintiffs for the putative class, and consolidated the two separate actions under case No. 1:22-cv-06339. The Plaintiffs filed an amended class action complaint on July 28, 2023. In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. The Company continues to cooperate with the SEC regarding this matter.

On July 13, 2023, Dentsply stockholder George Presura filed a shareholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Donald M. Casey Jr. and Jorge Gomez. The derivative complaint contains allegations similar to those in the Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. ("DSI"), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). In connection with the closing of that transaction, SIRONA Dental Systems GmbH paid an amount equal to €7 million into an escrow account (the “Escrow Account”). The proceeds of the Escrow Account were to be released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of Defense and denied that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. The arbitrators have now been selected and the parties are awaiting the scheduling of the first hearing.

Except as noted above, no specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, but there can be no assurance that the Company will be successful in any defense. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

The Internal Revenue Service (“IRS”) conducted an examination of the U.S. federal income tax returns for tax years 2012 through 2014. In February 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of

$5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Appeals Office Team in October 2020, and in November 2020 submitted a supplemental response to questions raised by the Appeals Team. During the first quarter of 2023, after an extended review by the IRS Appeals Office team, the Company received a notice from the IRS, allowing the Company’s worthless stock deduction for tax year 2013. As a result, the Company is anticipating a refund of $5 million for tax year 2012 with no further adjustments to the 2013 or 2014 tax return.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At June 30, 2023, non-cancelable purchase commitments are as follows:

(in millions)

2023	$92
2024	183
2025	60
2026	55
2027	6
Thereafter	3
Total	$399
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22, Commitments and Contingencies, in our 2022 Form 10-K/A.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of June 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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

Company Profile

DENTSPLY SIRONA Inc. is the world's largest manufacturer of professional dental products and technologies, with a 136-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment, dental consumable, and orthodontic and implant products under a strong portfolio of world class brands. The Company also manufactures and markets healthcare consumable products. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on the Nasdaq stock market under the symbol XRAY.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, management determined there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022, which have not been remediated as of June 30, 2023. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q.

BUSINESS

Effective April 1, 2023, and in conjunction with our updated strategic operating realignment, the Company's reporting segment structure changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare.
A description of the products and services provided within each of the Company’s four reportable segments under the new structure is provided below. Refer also to Note 6, Segment Information, in Part I, Item I of this Form 10-Q for more information on the new segments.

Connected Technology Solutions

This segment is responsible for the design, manufacture, and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and CAD/CAM product categories.

Essential Dental Solutions

This segment is responsible for the design, manufacture, and sales of the Company’s value-added endodontic, restorative, and preventive consumables products and small equipment used in dental offices for the treatment of patients. Offerings in this segment also include specialized treatment products used in the preparation of dental appliances..

Orthodontic and Implant Solutions

This segment is responsible for the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures and dentist directed aligner solutions. Offerings in this segment also include application of our digital services and technology, including those provided by our cloud-based platform.

Wellspect Healthcare

This segment is responsible for the design, manufacture, and sales of the Company’s innovative continence care solutions.

The impact of developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the EU, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted the Company's ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, the Company has purchased sufficient quantities for the near term, and is     in the process of identifying alternative sources for the longer term. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company's operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments during the quarter ended June 30, 2023 as a result of these developments.

For the quarter ended June 30, 2023, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $67 million. These net assets include $44 million of cash and cash equivalents held within Russia as of June 30, 2023. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

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

As a result, the Company has experienced higher prices for certain raw materials, particularly for electronic components which have in some cases required incremental procurement costs such as brokers' fees during the year, and consequently a negative impact to margins. The Company has also experienced delays in converting our backlog due to continued supply chain disruptions, which has negatively impacted both revenues and margins. Although the Company has experienced recent improvement in its supply chain, we expect a continuation of these trends including disruptions and inflationary pressure on the cost of both raw material and wages, the effect of which will depend on the Company’s ability to successfully mitigate and offset the related impacts.

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
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs, in our manufacturing and distribution facilities and other areas of our business; and
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the United States.

As explained further in the Results of Operations section below, the Company has partly offset these elevated costs in certain areas of the business with price increases during the year. Should the higher inflationary environment continue, the Company may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation which could have a material adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

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

Our measure of organic sales may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company, and its senior management who receive a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses changes in organic sales to allow investors to evaluate the performance of the Company’s operations exclusive of the items listed above that may impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this supplemental information is helpful in understanding underlying net sales trends.

The Company's net sales for the three months ended June 30, 2023 and 2022, and a reconciliation to the percentage change in organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,028	$1,023	$5	0.5%
Foreign exchange impact				(1.8%)
Organic sales				2.3%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to price increases and sales of new products during the period, as well as strong demand in the Rest of World region. These increases were offset by overall weaker volumes in Europe.

Net Sales by Segment

Connected Technology Solutions

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$309	$307	$2	0.6%
Foreign exchange impact				(2.2%)
Organic sales				2.8%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to price increases, sales of new products, and volume growth for certain Connected Technology products including treatment centers and imaging equipment. These increases were partly offset by overall weaker demand particularly for CAD/CAM products in Europe.

Essential Dental Solutions

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$377	$380	$(3)	(0.8%)
Foreign exchange impact				(1.5%)
Organic sales				0.7%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by price increases mostly offset by weaker overall demand. Lower volumes for restorative and endodontic products in Europe were partially offset by increases in volumes for preventive consumables in the United States. The increase year over year was also partially offset by the comparative quarter of 2022 having a higher benefit from improved backlog due to previous supply shortages, which had largely normalized by the start of 2023.

Orthodontic and Implant Solutions

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$270	$264	$6	1.9%
Foreign exchange impact				(1.8%)
Organic sales				3.7%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher sales volumes of orthodontic aligners, particularly in the United States. An increase in volumes for implants and prosthetics products in Rest of World was partly offset by declines in the other regions.

Wellspect Healthcare

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$72	$72	$—	1.1%
Foreign exchange impact				(2.0%)
Organic sales				3.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was the result of higher sales volumes across all regions, particularly in Europe.

Net Sales by Region

United States

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$362	$358	$4	1.1%
Foreign exchange impact				—%
Organic sales				1.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was driven primarily by price increases and strong demand for consumables and orthodontic products. These increases were partially offset by declines in volumes for treatment centers and implants products. The timing of CAD/CAM sales to distributors did not materially impact organic sales as the seasonal reduction in distributor inventories during the second quarter followed a similar pattern as the prior year. Distributor inventory levels for CAD/CAM products remained low at the end of the second quarter relative to historical averages, but are expected to increase in the third quarter following typical seasonal trends.

Europe

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$403	$414	$(11)	(2.7%)
Foreign exchange impact				(0.7%)
Organic sales				(2.0%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to overall lower volumes for CAD/CAM products as well as endodontic and restorative consumables as a result of unfavorable market and macroeconomic trends. These decreases were partly offset by increased volumes for treatment centers and orthodontics products, as well as a benefit from price increases.

Rest of World

Net sales for the three months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$263	$251	$12	4.8%
Foreign exchange impact				(6.2%)
Organic sales				11.0%
Percentages are based on actual values and may not reconcile due to rounding.

The strong increase in organic sales was primarily driven by improving demand for consumables, treatment centers, and imaging products. In the second quarter of 2023, the local volume-based procurement program in China resulted in increased volumes for implants products, partly offset by price reductions, representing a marked improvement from the program's adverse impact in the first quarter.

Gross Profit

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$550	$581	$(31)	(5.2%)

Gross profit as a percentage of net sales	53.5%	56.7%	(320) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit for the quarter declined due to lower sales volumes described above and foreign currency translation headwinds, offset by the benefit of sales price increases. Gross profit margins as a percentage of net sales further declined due to an increase in inventory obsolescence expense during the period and unfavorable margin impact from product mix, partially offset by improvements in the profitability of orthodontics products.

Operating Expenses

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$416	$410	$6	1.8%
Research and development expenses ("R&D")	49	45	4	6.0%
Restructuring and other costs	5	7	(2)	(31.9%)

SG&A as a percentage of net sales	40.5%	40.0%	50 bps
R&D as a percentage of net sales	4.7%	4.5%	20 bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses increased in part due to increased headcount costs driven by incremental investments in the Company's sales personnel, merit increases and higher incentive compensation expense as compared to the prior year, and an increase in travel and trade event expenses as more customer-related interactions have returned to in-person format following the recovery from COVID-19. These increases were partially offset by savings from the recently enacted restructuring plan, a benefit from foreign exchange on operating expenses, and a reduction in professional service costs relative to prior year.

R&D Expenses

R&D expenses had a slight increase from the second quarter of 2022. The Company continues to prioritize ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Restructuring and Other Costs

During the three months ended June 30, 2023, the Company recorded net expense of $5 million of restructuring and other costs which consist primarily of charges in conjunction with the restructuring plan announced in February 2023. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended June 30,
(in millions, except percentages)(a)	2023	2022	$ Change	% Change

Connected Technology Solutions	$26	$50	$(24)	(48.0%)

Essential Dental Solutions	125	136	(11)	(8.1%)

Orthodontic and Implant Solutions	49	57	(8)	(14.0%)

Wellspect Healthcare	21	18	3	16.7%
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in adjusted operating income is due to the organic sales increase noted above being more than offset by an unfavorable impact from product mix, incremental inventory obsolescence expense during the period, and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to fill open positions and key customer-facing roles.

Essential Dental Solutions

The decrease in adjusted operating income is due to the organic sales increase noted above being more than offset by unfavorable impact from product mix, and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to fill open positions and key customer-facing roles.

Orthodontic and Implant Solutions

The decrease in adjusted operating income is due to the organic sales increase and profitability improvements for orthodontics products noted above being more than offset by an unfavorable impact of foreign currency exchange and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to fill open positions and key customer-facing roles.

Wellspect Healthcare

The increase in operating income results from the increase in sales noted above, as well as margin improvement.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change

Interest expense, net	$21	$15	$6	46.8%
Other expense (income), net	13	13	—	(5.0)%
Net interest and other expense (income)	$34	$28	$6
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended June 30, 2023 increased compared to the three months ended June 30, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other expense (income), net

Other expense (income), net for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is as follows:

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change

Foreign exchange (gain) loss (a)	$8	$1	$7
Loss from equity method investments	3	10	(7)
Defined benefit pension plan expenses	2	2	—
Other expense (income), net	$13	$13	$—
(a) Foreign exchange losses (gains) are primarily related to the revaluation of intercompany payables and loans.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change

(Benefit) provision for income taxes	$(39)	$18	$(57)

Effective income tax rate	(83.2%)	19.3%

Net income attributable to Dentsply Sirona	$86	$73	$13

Net income per common share - diluted	$0.40	$0.34
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

For the three months ended June 30, 2023, the income tax benefit was $39 million as compared to the tax expense of $18 million during the three months ended June 30, 2022. This tax benefit in the current period was driven by the partial valuation allowance release of net operating loss carryforwards due to the Company’s ability to project future taxable income as a result of internal debt restructurings.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

Net Sales

The Company's net sales for the six months ended June 30, 2023 and 2022, and the reconciliation to organic sales are as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$2,006	$1,992	$14	0.7%
Foreign exchange impact				(2.9%)
Organic sales				3.6%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was led by performance in Essential Dental Solutions and Orthodontic and Implant Solutions, primarily driven by volumes for preventive and restorative consumables and orthodontic aligners, as well as price increases implemented in 2023. The increases were partly offset by lower volumes for implants products.

Net Sales by Segment

Connected Technology Solutions

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$574	$589	$(15)	(2.5%)
Foreign exchange impact				(3.7%)
Organic sales				1.2%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to strong performance in the Rest of World region, partly as a result of the benefit of price increases and higher volumes for imaging products. Sales of CAD/CAM products in the United States were also positively impacted by the timing of sales to distributors relative to the first half of prior year as explained below.

Essential Dental Solutions

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$763	$736	$27	3.5%
Foreign exchange impact				(2.4%)
Organic sales				5.9%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was due to increased volumes for preventive and restorative products, particularly in the United States, as well as price increases. These increases were partially offset by lower volumes for endodontic consumables.

Orthodontic and Implant Solutions

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$529	$525	$4	0.8%
Foreign exchange impact				(2.4%)
Organic sales				3.2%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher volumes of orthodontic aligners, particularly in the United States, coupled with an increase in volumes for implants and prosthetics products in Rest of World. This was partly offset by declines for implants and prosthetics products in the other regions.

Wellspect Healthcare

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$140	$142	$(2)	(1.2%)
Foreign exchange impact				(4.7%)
Organic sales				3.5%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was the result of higher sales volumes, particularly in Europe.

Net Sales by Region

United States

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$713	$666	$47	7.0%
Foreign exchange impact				(0.3%)
Organic sales				7.3%
Percentages are based on actual values and may not reconcile due to rounding.

The strong increase in organic sales was driven primarily by the benefit from price increases and strong demand for consumables and orthodontics aligners. These increases were partially offset by declines in volumes for treatment centers and implants products. Sales were also positively affected by wholesale volumes for CAD/CAM products relative to the first half of the prior year due in part to timing of sales to distributors. Volumes for CAD/CAM products in the first half of 2022 included a reduction in distributor inventory of approximately $41 million, compared to a seasonal reduction in distributor inventory of approximately $14 million during the first half of 2023. Distributor inventory levels for CAD/CAM products remain low at the end of the second quarter relative to historical averages, but are expected to increase in the third quarter following typical seasonal trends.

Europe

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$799	$825	$(26)	(3.1%)
Foreign exchange impact				(2.6%)
Organic sales				(0.5%)
Percentages are based on actual values and may not reconcile due to rounding.

The slight decrease in organic sales was primarily driven by overall lower volumes for Connected Technology Solutions and Essential Dental Solutions products as a result of unfavorable market and macroeconomic trends, partially offset by price increases and higher volumes of orthodontic aligners.

Rest of World

Net sales for the six months ended June 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$494	$501	$(7)	(1.4%)
Foreign exchange impact				(6.8%)
Organic sales				5.4%

Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by price increases and rebounding demand for Essential Dental Solutions products, and certain Connected Technology Solutions products including treatment centers and imaging.

Gross Profit

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$1,069	$1,102	$(33)	(3.0%)

Gross profit as a percentage of net sales	53.3%	55.3%	(200) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit for the first half of the year declined as the sales increases described above were offset by foreign currency translation headwinds of $34 million and increased inflationary pressures on material and distribution costs. These factors were partly offset by favorability in mix driven by higher demand for higher margin consumables products, and improvements in the profitability of orthodontics products.

Operating Expenses

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$832	$786	$46	6.0%
Research and development expenses ("R&D")	95	90	5	4.6%
Restructuring and other costs	64	10	54	NM

SG&A as a percentage of net sales	41.5%	39.4%	210 bps
R&D as a percentage of net sales	4.7%	4.5%	20 bps
Percentages are based on actual values and may not reconcile due to rounding.

SG&A Expenses

SG&A expenses increased in part due to professional service costs related to the restructuring and transformation initiatives. Headcount costs increased, primarily as a result of incremental investments in the Company's sales personnel, merit increases and higher incentive compensation expense relative to the prior year, and an increase in travel and trade event expenses as more customer-related interactions have returned to in-person format following the recovery from COVID-19. These increases were partially offset by a benefit from foreign exchange on operating expenses.

R&D Expenses

R&D expenses increased slightly from the first half of 2022. The Company continues to prioritize ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Restructuring and other costs

During the six months ended June 30, 2023, the Company recorded net expense of $64 million of Restructuring and other costs which consist primarily of charges associated with the restructuring plan announced in February 2023. For further details, see Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Segment Adjusted Operating Income

	Six Months Ended June 30,
(in millions, except percentages)(a)	2023	2022	$ Change	% Change

Connected Technology Solutions	$32	$76	$(44)	(57.9%)

Essential Dental Solutions	250	251	(1)	(0.4%)

Orthodontic and Implant Solutions	98	117	(19)	(16.2%)

Wellspect Healthcare	39	38	1	2.6%
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in adjusted operating income is due to an increase in SG&A costs including headcount and trade event related expenses, unfavorable impact from product mix, inflationary pressures, and an increase in inventory obsolescence expense during the period, partly offset by the organic sales increase noted above. The first quarter of 2023 also included certain warranty related expenses which did not recur in the second quarter.

Essential Dental Solutions

Adjusted operating income remained flat as the organic sales increase noted above was offset by an increase in SG&A costs including headcount and trade event related expenses, inflationary pressures, and unfavorable impact from product mix.

Orthodontic and Implant Solutions

The decrease in adjusted operating income is due to the organic sales increase and improved profitability for orthodontics products noted above being more than offset by unfavorable impact of foreign currency exchange, inflationary pressures, and an increase in SG&A costs including headcount and sales event related expenses.

Wellspect Healthcare

The increase in operating income resulted from the increase in organic sales noted above, as well as margin improvement.

Other Income and Expense

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Interest expense, net	$40	$27	$13	49.1%
Other expense (income), net	20	11	9	NM
Net interest and other expense	$60	$38	$22
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the six months ended June 30, 2023 increased by $13 million compared to the six months ended June 30, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other expense (income), net

Other expense (income), net for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was as follows:

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change

Foreign exchange loss (gains) (a)	$12	$(4)	$16
Loss from equity method investments	3	10	(7)
Defined benefit pension plan expenses	4	4	—
Other non-operating loss	1	1	—
Other expense (income), net	$20	$11	$9
(a) Foreign exchange gains (losses) are primarily related to the revaluation of intercompany payables and loans.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2023	2022	$ Change

(Benefit) provision for income taxes	$(44)	$36	$(80)

Effective income tax rate	(239.3%)	20.1%

Net income attributable to Dentsply Sirona	$67	$142	$(75)

Net income per common share - diluted	$0.31	$0.66
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

For the six months ended June 30, 2023, the income tax benefit was $44 million as compared to the tax expense of $36 million during the six months ended June 30, 2022. This tax benefit in the current period was driven by the partial valuation allowance release of net operating loss carryforwards due to the Company’s ability to project future taxable income as a result of internal debt restructurings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The fair value of acquired tradenames and trademarks is estimated by the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. Other assumptions are consistent with those applied to goodwill impairment testing. Alternatively, the Company may assess indefinite-lived intangible assets qualitatively.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

On April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified.

As a result of the realignment, the Company reallocated its goodwill to align with the new operating segments. This realignment in segment structure also resulted in a change to the Company's former reporting units. As a result of this realignment, goodwill was reassigned to each of the reporting units using a relative fair value approach. The Company assessed the goodwill of the new reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2023. Based on the Company's 2023 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment.

For both the former and new structure goodwill impairment tests as of April 1, 2023, the fair values of reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data.

Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change

Cash (used in) provided by:
Operating activities	$83	$266	$(183)
Investing activities	(67)	(83)	16
Financing activities	(70)	(162)	92
Effect of exchange rate changes on cash and cash equivalents	(16)	2	(18)
Net (decrease) increase in cash and cash equivalents	$(70)	$23	$(93)

Cash from operating activities decreased compared to the six months ended June 30, 2022, primarily as a result of changes in working capital including lower collections from sales during the current period, higher operating expenses, and timing of payments to vendors. These decreases in operating cash were offset by other changes in working capital including a lower build of inventory during the current period. At June 30, 2023, the number of days for sales outstanding in accounts receivable increased by 3 days to 58 days as compared to 55 days at December 31, 2022, and the number of days of sales in inventory decreased by 2 days to 135 days at June 30, 2023 as compared to 137 days at December 31, 2022.

The decrease in cash used in investing activities was primarily due to lower capital expenditures of $13 million. The Company estimates capital expenditures to be in the range of approximately $150 million to $170 million for the full year 2023 and expects these investments to include expansion of facilities to provide incremental space for growth and consolidate operations for enhanced efficiencies, as well as capital investment related to modernizing our integrated financial systems and enterprise resource planning across the business.

The decrease of cash used in financing activities compared to the six months ended June 30, 2022 was primarily driven by higher short-term borrowings of $105 million. The Company's total borrowings increased by a net $158 million during the six months ended June 30, 2023, mainly due to the use of the Company's commercial paper program and an increase of $15 million due to exchange rate fluctuations on debt denominated in foreign currencies.

During the six months ended June 30, 2023, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") of $150 million with approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.9 million shares repurchased under the agreement. At June 30, 2023, $590 million of authorization remained available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At June 30, 2023, the Company held 52.8 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	June 30, 2023	December 31, 2022

Current portion of debt	$261	$118
Long-term debt	1,841	1,826
Less: Cash and cash equivalents	295	365
Net debt	$1,807	$1,579

Total equity	3,702	3,812
Total capitalization	$5,509	$5,391

Total net debt to total capitalization ratio	32.8%	29.3%

At June 30, 2023, the Company had a total remaining borrowing capacity of $487 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility available through May 2028. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $240 million outstanding borrowings under the commercial paper facility at June 30, 2023 resulting in $460 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2023, the Company had $21 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At June 30, 2023, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2023, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation. The plan includes a restructuring of the business through a new operating model with five global business units, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The plan is expected to be substantially completed by mid-2024 and result in $200 to $225 million in annual cost savings. Some of the reduction in headcount related to this plan is expected to be offset as the Company makes additional investments including sales personnel and other customer-facing roles.

As of June 30, 2023, in conjunction with this plan the Company has incurred $58 million in restructuring charges primarily related to employee transition, severance payments, employee benefits, and facility closure costs and $12 million in other non-recurring costs related to the restructuring activity which mostly consist of consulting, legal and other professional service fees. The Company expects to incur between $115 to $135 million in one-time charges, comprising of $80 to $100 million in restructuring expenditures and charges, and $35 million in other non-recurring charges, the majority of which are expected to be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Beginning in the second quarter of 2022, the Company's financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee and subsequently, the external investigation by the SEC which is currently in progress. These costs have included legal expenses as well as third party accounting and other professional service fees in conjunction with the investigations and subsequent remediation activities still underway. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $61 million for the year ended December 31, 2022, with an additional $10 million incurred for the six months ended June 30, 2023. Costs related to remediation activities described in Part I, Item 4 Controls and Procedures of this Form 10-Q are expected to continue further into 2023, and the Company will continue to incur legal defense costs into 2024 pertaining to the matters described in Note 14 Commitments and Contingencies to the financial statements included in Part I, Item 1.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 1, Business and Basis of Presentation, to the Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K.

Item 4 – Controls and Procedures

Segregation of Duties for Manual Journal Entries

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 2, 2023, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2022 which were included in the Company’s Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on March 1, 2023 (the “2022 Form 10-K”) and subsequent to the filing of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023 (the “First Quarter 10-Q”), the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), conducted a routine internal quality review of its audit of the Company’s consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2022. As a result of this review, PwC requested that the Company re-evaluate the conclusion on the assessment of a previously identified control deficiency related to segregation of duties specific to the creation of manual journal entries and compensating controls intended to mitigate a potential material impact to the consolidated financial statements as a result of such control deficiency. After extensive review, it was determined that the control deficiency related to segregation of duties specific to the creation of manual journal entries rose to the level of a material weakness that existed as of December 31, 2022, which had not been remediated as of June 30, 2023.

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

In connection with the Investigation and the subsequent accounting review in 2022, management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies related to these matters, which the Company concluded represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and which the Company has concluded remain unremediated as of June 30, 2023.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023, the end of the period covered by this report, and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting."

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company's internal control over financial reporting, which continue to exist as of June 30, 2023:

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

Subsequent to the filing of the First Quarter 10-Q, management identified the following additional material weakness in the Company’s internal control over financial reporting as of June 30, 2023:

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

Remediation Plan and Status

While the material weaknesses previously disclosed have not yet been remediated as of June 30, 2023, management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein, including the newly identified material weakness relating to segregation of duties, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

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
g.Implemented written policies and procedures to provide governance and establish responsibility for oversight of incentive arrangements provided to customers in North America, including the appropriate delegation of authority for such approvals; and
h.Provided incremental training to Company personnel on the updated Code of Ethics and Business Conduct.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

a.Implement written policies and procedures to provide governance and establish responsibility for oversight of incentive arrangements provided to customers in China, including the appropriate delegation of authority for such approvals;
b.Formalize written policies and procedures to provide governance and establish responsibility for guidelines, documentation and oversight of product returns from customers when a contractual right to return exists in a customer agreement;
c.Enhance processes to ensure all applicable terms and conditions for incentive-based programs and customer agreements are timely communicated to individuals responsible for accounting and financial reporting;

d.Strengthen internal controls over the accounting for customer incentive arrangements, including implementing: (i) formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
e.Evaluate finance and commercial operations talent and address identified gaps; and
f.Establish a recurring cadence for future training programs on revenue recognition for commercial and finance personnel.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

We have updated one risk factor as disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K as follows:

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

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital assumptions of the business as well as current market conditions affecting the dental and medical device industries in both the U.S. and globally. Given the uncertainty in the marketplace and other factors affecting management's assumptions underlying our discounted cash flow model, the assumptions and projections used in the analyses may not be realized and our current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge at that time.

For the three months ended June 30, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators. The Company performed a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points. An increase of the discount rate by 100 basis points would result in a material impairment of the Connected Technologies Solutions reporting unit within the Connected Technology Solutions segment. Goodwill associated with this reporting unit was $293 million at June 30, 2023. Additionally under this sensitivity, certain indefinite-lived intangibles within the Connected Technologies Solutions, Orthodontic and Implant Solutions, and Essential Dental Solutions segments would have a fair value less than 10% in excess of carrying value. The carrying value of these indefinite-lived intangible assets within the aforementioned segments was $227 million, $25 million, and $7 million, respectively, at June 30, 2023. Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements for further discussion of the Company's goodwill and indefinite-lived intangible asset impairment testing.

There have been no other material changes to the risk factors as previously disclosed in the 2022 Form 10-K.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

April 1, 2023 to April 30, 2023	0.8	$37.82	$30	$590
May 1, 2023 to May 31, 2023	—	—	—	590
June 1, 2023 to June 30, 2023	—	—	—	590
	0.8	$37.82	$30	$590

On July 28, 2021 the Board of Directors approved a share repurchase program, up to $1.0 billion. On March 3, 2023, the Company entered into an ASR Agreement with a financial institution, to repurchase $150 million of the Company's common stock. The ASR agreement final settlement occurred on April 28, 2023. For further information on the ASR Agreement see Part I, Item 1, Note 5, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Credit Agreement, dated as of May 12, 2023, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Commerzbank AG, New York Branch, PNC Bank, National Association, TD Bank, N.A., Truist Bank and Wells Fargo Bank, National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., and Citibank N.A., as Joint Bookrunners and Joint Leader Arrangers, and the several lenders party thereto (1)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to exhibit included in the Company's Form 8-K, dated May 12, 2023, File no. 0-16211.

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