Form 10-Q
period 2023-09-30
DENTSPLY SIRONA Inc.
filed 2023-11-02
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 30, 2023, DENTSPLY SIRONA Inc. had 211,860,391 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-Q in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended (the "2022 Form 10-K"), and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$947	$947	$2,953	$2,939
Cost of products sold	452	439	1,389	1,329

Gross profit	495	508	1,564	1,610
Selling, general, and administrative expenses	372	401	1,204	1,187
Research and development expenses	46	41	141	131
Goodwill and intangible asset impairments	307	1,281	307	1,281
Restructuring and other costs	6	3	70	13

Operating loss	(236)	(1,218)	(158)	(1,002)

Other income and expenses:
Interest expense, net	18	14	58	41
Other (income) expense, net	(4)	9	16	20

Loss before income taxes	(250)	(1,241)	(232)	(1,063)
Provision (benefit) for income taxes	16	(164)	(28)	(128)

Net loss	(266)	(1,077)	(204)	(935)

Less: Net loss attributable to noncontrolling interest	—	—	(5)	—

Net loss attributable to Dentsply Sirona	$(266)	$(1,077)	$(199)	$(935)

Net loss per common share attributable to Dentsply Sirona:
Basic	$(1.25)	$(5.01)	$(0.94)	$(4.34)
Diluted	$(1.25)	$(5.01)	$(0.94)	$(4.34)

Weighted average common shares outstanding:
Basic	211.8	214.9	212.7	215.6
Diluted	211.8	214.9	212.7	215.6

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(266)	$(1,077)	$(204)	$(935)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(64)	(148)	(49)	(310)
Net gain on derivative financial instruments	27	22	20	54
Pension liability gain	—	1	—	4
Total other comprehensive loss, net of tax	(37)	(125)	(29)	(252)

Total comprehensive loss	(303)	(1,202)	(233)	(1,187)

Less: Comprehensive loss attributable to noncontrolling interests	—	—	(5)	—

Total comprehensive loss attributable to Dentsply Sirona	$(303)	$(1,202)	$(228)	$(1,187)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$309	$365
Accounts and notes receivables-trade, net	649	632
Inventories, net	651	627
Prepaid expenses and other current assets	304	269
Total Current Assets	1,913	1,893

Property, plant, and equipment, net	753	761
Operating lease right-of-use assets, net	182	200
Identifiable intangible assets, net	1,711	1,903
Goodwill	2,374	2,688
Other noncurrent assets	268	198
Total Assets	$7,201	$7,643

Liabilities and Equity
Current Liabilities:
Accounts payable	$262	$279
Accrued liabilities	732	727
Income taxes payable	37	46
Notes payable and current portion of long-term debt	187	118
Total Current Liabilities	1,218	1,170

Long-term debt	1,803	1,826
Operating lease liabilities	133	149
Deferred income taxes	249	287
Other noncurrent liabilities	427	399
Total Liabilities	3,830	3,831

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2023 and December 31, 2022
211.8 million and 215.3 million shares outstanding at September 30, 2023 and December 31, 2022
Capital in excess of par value	6,645	6,629
Retained earnings	167	456
Accumulated other comprehensive loss	(657)	(628)
Treasury stock, at cost, 52.7 million and 49.3 million shares at September 30, 2023 and December 31, 2022, respectively	(2,783)	(2,649)
Total Dentsply Sirona Equity	3,375	3,811

Noncontrolling interests	(4)	1
Total Equity	3,371	3,812
Total Liabilities and Equity	$7,201	$7,643
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638
Net income (loss)	—	—	86	—	—	86	(1)	85
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	14	—	—	—	14	—	14
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit dividends	—	—	(1)	—		(1)	—	(1)
Cash dividends declared ($0.14 per share)	—	—	(29)	—	—	(29)	—	(29)
Balance at June 30, 2023	$3	$6,648	$463	$(620)	$(2,788)	$3,706	$(4)	$3,702
Net loss	—	—	(266)	—	—	(266)	—	(266)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Stock based compensation expense	—	2	—	—	—	2	—	2
Funding of employee stock purchase plan	—	(1)	—	—	3	2	—	2
Restricted stock unit distributions	—	(4)	—	—	2	(2)	—	(2)
Cash dividends ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at September 30, 2023	$3	$6,645	$167	$(657)	$(2,783)	$3,375	$(4)	$3,371

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net income	—	—	69	—	—	69	—	69
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Exercise of stock options	—	1	—	—	4	5	—	5
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	1	—	—	1	2	—	2
Accelerated share repurchase	—	(30)	—	—	(120)	(150)	—	(150)
Restricted stock unit distributions	—	(16)	—	—	10	(6)	—	(6)
Cash dividends declared ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at March 31, 2022	$3	$6,573	$1,556	$(629)	$(2,640)	$4,863	$1	$4,864
Net income	—	—	73	—	—	73	—	73
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Exercise of stock options	—	—	—	—	2	2	—	2
Stock based compensation expense	—	16	—	—	—	16	—	16
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Funding of employee stock purchase plan	—	—	—	—	1	1	—	1
Restricted stock unit distributions	—	(3)	—	—	1	(2)	—	(2)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.125 per share)	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2022	$3	$6,617	$1,602	$(719)	$(2,666)	$4,837	$1	$4,838
Net loss	—	—	(1,077)	—	—	(1,077)	—	(1,077)
Other comprehensive loss	—	—	—	(125)	—	(125)	—	(125)
Stock based compensation expense	—	3	—	—	—	3	—	3
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(1)	—	—	—	(1)	—	(1)
Cash dividends ($0.125 per share)	—	—	(27)	—	—	(27)	—	(27)
Balance at September 30, 2022	$3	$6,619	$498	$(844)	$(2,663)	$3,613	$1	$3,614

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(204)	$(935)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	99	90
Amortization of intangible assets	159	159
Goodwill impairment	291	1,187
Indefinite-lived intangible asset impairment	16	94
Deferred income taxes	(107)	(220)
Stock based compensation expense	33	47
Restructuring and other costs	39	(5)
Other non-cash expense	29	38
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(31)	43
Inventories, net	(45)	(140)
Prepaid expenses and other current assets	(52)	(46)
Other noncurrent assets	(4)	(13)
Accounts payable	(10)	40
Accrued liabilities	(23)	3
Income taxes	(6)	41
Other noncurrent liabilities	33	(8)
Net cash provided by operating activities	217	375

Cash flows from investing activities:
Capital expenditures	(109)	(117)
Cash received on derivative contracts	39	10
Other investing activities	1	(2)
Net cash used in investing activities	(69)	(109)

Cash flows from financing activities:
Cash paid for treasury stock	(150)	(150)
Proceeds on short-term borrowings	68	64
Cash dividends paid	(86)	(78)
Proceeds from long-term borrowings, net of deferred financing costs	2	7
Repayments on long-term borrowings	(6)	(2)
Proceeds from exercised stock options	—	6
Other financing activities, net	(7)	(15)
Net cash used in financing activities	(179)	(168)
Effect of exchange rate changes on cash and cash equivalents	(25)	(19)
Net (decrease) increase in cash and cash equivalents	(56)	79
Cash and cash equivalents at beginning of period	365	339
Cash and cash equivalents at end of period	$309	$418
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

Effective April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. As a result, the Company's reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare. All comparative segment information and disaggregated revenue information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 6, Segment Information, for further discussion on this change.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was subsequently amended by ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” in January 2021 and by ASU No. 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” in December 2022. The new standard provides optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate or another rate expected to be discontinued due to the reference rate reform. This standard was effective upon issuance. The adoption of this standard did not materially impact the Company's consolidated financial statements or related disclosures.

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

Net sales disaggregated by product category for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

Equipment & Instruments	$148	$163	$480	$498
CAD/CAM	128	123	370	377
Connected Technology Solutions	$276	$286	$850	$875

Essential Dental Solutions	$347	$348	$1,110	$1,084

Orthodontics	$83	$76	$255	$220
Implants & Prosthetics	169	171	526	552
Orthodontic and Implant Solutions	$252	$247	$781	$772

Wellspect Healthcare	$72	$66	$212	$208

Total net sales	$947	$947	$2,953	$2,939

Net sales disaggregated by geographic region for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

United States	$356	$357	$1,069	$1,023
Europe	354	358	1,153	1,183
Rest of World	237	232	731	733
Total net sales	$947	$947	$2,953	$2,939

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had deferred revenue of $87 million and $54 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at September 30, 2023. The Company had deferred revenue of $91 million and $27 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2022. The Company recognized approximately $59 million of revenue during the current year which was previously deferred as of December 31, 2022. The Company expects to recognize a majority of the remaining deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivables-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $13 million at September 30, 2023 and $14 million at December 31, 2022. For the three and nine months ended September 30, 2023 and 2022, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

Cost of products sold	$1	$1	$3	$2
Selling, general, and administrative expense	1	12	25	43
Research and development expense	1	1	3	2
Restructuring and other costs	(1)	—	2	—
Total stock based compensation expense	$2	$14	$33	$47

Related deferred income tax benefit	$2	$1	$5	$4

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component for the nine months ended September 30, 2023 and 2022 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive income (loss) before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive income (loss), net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)
Other comprehensive loss before reclassifications and tax impact	(3)	—	(11)	—	(14)
Tax benefit	3	—	3	—	6
Other comprehensive loss, net of tax, before reclassifications	—	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2	—	—	2
Net increase (decrease) in other comprehensive income	—	2	(8)	—	(6)
Balance, net of tax, at June 30, 2023	$(507)	$(16)	$(81)	$(16)	$(620)
Other comprehensive (loss) income before reclassifications and tax impact	(60)	1	33	—	(26)
Tax expense	(4)	—	(8)	—	(12)
Other comprehensive (loss) benefit, net of tax, before reclassifications	(64)	1	25	—	(38)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	—	1
Net (decrease) increase in other comprehensive income	(64)	2	25	—	(37)
Balance, net of tax, at September 30, 2023	$(571)	$(14)	$(56)	$(16)	$(657)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(37)	3	9	—	(25)
Tax expense	(11)	—	(1)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(48)	3	8	—	(37)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(48)	2	8	1	(37)
Balance, net of tax, at March 31, 2022	$(414)	$(14)	$(95)	$(106)	$(629)
Other comprehensive (loss) income before reclassifications and tax impact	(86)	(3)	32	—	(57)
Tax expense	(28)	—	(8)	—	(36)
Other comprehensive (loss) income, net of tax, before reclassifications	(114)	(3)	24	—	(93)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	2	3
Net (decrease) increase in other comprehensive income	(114)	(2)	24	2	(90)
Balance, net of tax, at June 30, 2022	$(528)	$(16)	$(71)	$(104)	$(719)
Other comprehensive (loss) income before reclassifications and tax impact	(120)	3	28	—	(89)
Tax expense	(28)	(1)	(7)	—	(36)
Other comprehensive (loss) income, net of tax, before reclassifications	(148)	2	21	—	(125)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1)	—	1	—
Net (decrease) increase in other comprehensive income	(148)	1	21	1	(125)
Balance, net of tax, at September 30, 2022	$(676)	$(15)	$(50)	$(103)	$(844)
At September 30, 2023 and December 31, 2022, the cumulative tax adjustments were $103 million and $100 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $497 million and $438 million at September 30, 2023 and December 31, 2022, respectively, and cumulative losses on loans designated as hedges of net investments of $74 million and $84 million, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 were not significant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 were as follows:

Basic Earnings Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2023	2022	2023	2022

Net loss attributable to Dentsply Sirona	$(266)	$(1,077)	$(199)	$(935)

Weighted average common shares outstanding	211.8	214.9	212.7	215.6

Loss per common share - basic	$(1.25)	$(5.01)	$(0.94)	$(4.34)

Diluted Earnings Per Common Share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2023	2022	2023	2022

Net loss attributable to Dentsply Sirona	$(266)	$(1,077)	$(199)	$(935)

Weighted average common shares outstanding	211.8	214.9	212.7	215.6
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	—	—
Total weighted average diluted shares outstanding	211.8	214.9	212.7	215.6

Loss per common share - diluted	$(1.25)	$(5.01)	$(0.94)	$(4.34)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss	1.1	0.3	1.1	0.5

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	3.0	3.6	3.4	3.6
On July 28, 2021, the Board of Directors approved a share repurchase program, of up to $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At September 30, 2023, the Company had authorization to repurchase $590 million in shares of common stock remaining under the share repurchase program.

On March 3, 2023, the Company entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution to repurchase the Company's common stock. The Company repurchased shares under the ASR Agreement as part of the share repurchase program described above. During the nine months ended September 30, 2023, the Company repurchased approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total of 3.9 million shares repurchased under the agreement.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 3, 2023	$150	3.1	$38.74	80%	April 28, 2023	3.9	$38.55

The ASR Agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 6, 2023 of $121 million and a forward contract indexed to the Company's common stock for an amount of common shares that was determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument for the quarter ended March 31, 2023. Therefore, the value of the forward contract of $30 million was recorded in Capital in excess of par value at March 31, 2023. Upon final settlement in April 2023, this amount was subsequently recorded as Treasury Stock in the Consolidated Balance Sheets. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted earnings per share. The forward contract did not impact the weighted average common shares outstanding for diluted earnings per share. The treasury stock transactions included an excise tax accrual of $1 million for public company stock repurchases established by the Inflation Reduction Act (IRA) of 2022.

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

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include drills, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include dental ceramic offerings.

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

Orthodontics

The Orthodontics product category includes an in-office aligner solution, SureSmile, and a direct-to-consumer aligner solution, Byte. The Orthodontics product category also includes a High Frequency Vibration technology device known as VPro or as HyperByte within Byte's product offering. The aligner offerings include software technology that enables aligner treatment planning and seamless connectivity of a digital workflow from diagnostics through treatment delivery.

Implants & Prosthetics

The Implants & Prosthetics product category includes technology to support the Company's digital workflows for implant systems, a portfolio of innovative dental implant products, digital dentures, crown and bridge porcelain products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor. Offerings in this segment also include dental prosthetics such as artificial teeth and precious metal dental alloys.

Wellspect Healthcare

This segment is responsible for the design, manufacture, and sale of the Company’s innovative continence care solutions for both urinary and bowel management. This category consists mainly of urology catheters and other healthcare-related consumable products.

Segment Performance

The Company’s four operating segments are organized primarily by product. They generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight, with the exception of Wellspect Healthcare which has a more discreet market and regulatory environment specific to the industry for medical devices. These operating segments, which also form the Company’s reportable segments, are identified in accordance with how the Company’s CODM regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

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

The Company’s segment information for the three and nine months ended September 30, 2023 and 2022 was as follows:

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

Connected Technology Solutions	$276	$286	$850	$875
Essential Dental Solutions	347	348	1,110	1,084
Orthodontic and Implant Solutions	252	247	781	772
Wellspect Healthcare	72	66	212	208
Total net sales	$947	$947	$2,953	$2,939

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

Connected Technology Solutions	$22	$25	$54	$101
Essential Dental Solutions	115	110	365	361
Orthodontic and Implant Solutions	31	40	129	157
Wellspect Healthcare	26	19	65	57
Segment adjusted operating income	194	194	613	676

Reconciling items expense (income):
All other (a)	63	77	233	223
Goodwill and intangible asset impairments	307	1,281	307	1,281
Restructuring and other costs	6	3	70	13
Interest expense, net	18	14	58	41
Other expense (income), net	(4)	9	16	20
Amortization of intangible assets	53	51	159	159
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	1	—	2	2
Loss before income taxes	$(250)	$(1,241)	$(232)	$(1,063)
(a) Includes the results of unassigned Corporate headquarters costs.
.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2023	December 31, 2022

Raw materials and supplies	$173	$169
Work-in-process	83	77
Finished goods	395	381
Inventories, net	$651	$627

The Company's inventory reserve was $105 million and $83 million at September 30, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three and nine months ended September 30, 2023 and 2022 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item	Three Months Ended		Nine Months Ended
(in millions)	2023	2022	2023	2022

Cost of products sold	$—	$—	$4	$—
Selling, general, and administrative expenses	1	—	2	—
Restructuring and other costs	6	3	70	13
Total restructuring and other costs	$7	$3	$76	$13

Restructuring and other costs of $70 million recorded in the first nine months of 2023 consist primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023. This plan seeks to restructure the Company’s business to improve operational performance and drive shareholder value creation through a new operating model with four operating segments, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required which are now substantially complete. The Company expects to incur between $115 and $135 million in one-time charges, comprising $80 to $100 million in restructuring expenditures and charges, primarily related to employee transition, severance payments, employee benefits and facility closure costs, and $35 million in other non-recurring costs which mostly consist of consulting, legal and other professional service fees. The plan is expected to be substantially completed by mid-2024 and we expect that the majority of these costs will be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at September 30, 2023 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$7	$—	$7
Provisions	2	56	58
Amounts applied	(4)	(19)	(23)
Change in estimates	(2)	6	4
Balance at September 30, 2023	$3	$43	$46

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2022	$1	$—	$1
Provisions	1	7	8
Amounts applied	(1)	(7)	(8)
Balance at September 30, 2023	$1	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2022	Provisions	Amounts Applied	Change in Estimates	September 30, 2023

Connected Technology Solutions	$3	$15	$(6)	$6	$18
Essential Dental Solutions	4	23	(8)	(1)	18
Orthodontic and Implant Solutions	1	14	(4)	—	11
Wellspect Healthcare	—	4	(3)	—	1
All Other	—	10	(10)	(1)	(1)
Total	$8	$66	$(31)	$4	$47

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2023 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$46	$46
Total derivative instruments designated as cash flow hedges	$46	$46

Hedges of Net Investments
Foreign exchange forward contracts	$825	$85
Cross currency basis swaps	282	—
Total derivative instruments designated as hedges of net investments	$1,107	$85

Fair Value Hedges
Interest rate swaps	$250	$—
Foreign exchange forward contracts	50	50
Total derivative instruments designated as fair value hedges	$300	$50

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$470	$470
Total derivative instruments not designated as hedges	$470	$470

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

These foreign exchange forward contracts generally have maturities up to 18 months, which is the period over which the Company is hedging exposures to variability of cash flows, and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional T-Lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of September 30, 2023 and December 31, 2022, $21 million and $23 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At September 30, 2023, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments and are included in AOCI. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023 and the Company entered into additional foreign exchange contracts as individual contracts within the portfolio matured. As of September 30, 2023, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through September 2025.

On July 20, 2023, the Company entered into a Swiss franc foreign exchange forward contract designated as a net investment hedge. The foreign exchange forward contract had a notional amount of 600 million Swiss francs. This net investment hedge was settled in September 2023 which resulted in cash receipts totaling $32 million. The Company subsequently entered into Swiss franc foreign exchange contracts designated as a net investment hedge with a total notional amount of 600 million Swiss francs. This portfolio of contracts has semi-annual maturity dates through July 2028.

Fair Value Hedges

Foreign Exchange Risk Management

The Company has intercompany loans denominated in Swedish kronor that are exposed to volatility in currency exchange rates. The Company employs derivative financial instruments to hedge these exposures. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in the Consolidated Statements of Operations. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company primarily uses foreign exchange forward contracts to hedge these risks. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other (income) expense, net in the Consolidated Statements of Operations. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in operating activities in the Consolidated Statements of Cash Flows.

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and nine months ended September 30, 2023 and 2022 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$452	$18	$(4)	$439	$14	$9

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$1	$—	$—	$(1)	$—	$—
Interest rate swaps	—	—	—	—	—	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(1)	$—	$—	$(2)	$—
Foreign exchange forward contracts	—	—	(5)	—	—	—

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$3	$—	$—	$1	$—
Foreign exchange forward contracts	—	—	(1)	—	—	(13)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Consolidated Statements of Operations Location	Three Months Ended September 30,
(in millions)	2023	2022		2023	2022

Cash Flow Hedges
Foreign exchange forward contracts	$1	$3	Cost of products sold	$(1)	$1
Interest rate swaps	—	—	Interest expense, net	—	—

Hedges of Net Investments
Cross currency basis swaps	$3	$18	Interest expense, net	$—	$—
Foreign exchange forward contracts	29	11	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	1	(1)	Other expense (income), net	—	—

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$1,389	$58	$16	$1,329	$41	$20

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$1	$—	$—	$(3)	$—	$—
Interest rate swaps	—	2	—	—	2	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(3)	$—	$—	$(4)	$—
Foreign exchange forward contracts	—	—	(6)	—	—	(1)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$8	$—	$—	$—	$—
Foreign exchange forward contracts	—	—	(4)	—	—	(37)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Consolidated Statements of Operations Location	Nine Months Ended September 30,
(in millions)	2023	2022		2023	2022

Cash Flow Hedges
Foreign exchange forward contracts	$—	$3	Cost of products sold	$(1)	$3
Interest rate swaps	—	—	Interest expense, net	(2)	(2)

Hedges of Net Investments
Cross currency basis swaps	$(6)	$47	Interest expense, net	$—	$—
Foreign exchange forward contracts	26	24	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	2	(2)	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the location of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$27	$1	$5	$4
Interest rate swaps	—	—	12	25
Cross currency basis swaps	3	17	—	—
Total	$30	$18	$17	$29

Not Designated as Hedges:
Foreign exchange forward contracts	$8	$—	$3	$—
Total	$8	$—	$3	$—

	December 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$32	$3	$5	$2
Interest rate swaps	—	—	9	25
Cross currency basis swaps	4	22	—	—
Total	$36	$25	$14	$27

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$5	$—
Total	$3	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$36	$—	$36	$(5)	$—	$31
Cross currency basis swaps	20	—	20	(8)	—	12
Total assets	$56	$—	$56	$(13)	$—	$43

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(6)	$—	$6
Interest rate swaps	37	—	37	(7)	—	30
Total liabilities	$49	$—	$49	$(13)	$—	$36

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38	$—	$38	$(7)	$—	$31
Cross currency basis swaps	26	—	26	(12)	—	14
Total assets	$64	$—	$64	$(19)	$—	$45

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(10)	$—	$2
Interest rate swaps	34	—	34	(9)	—	25
Total liabilities	$46	$—	$46	$(19)	$—	$27

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company's total debt was $1,817 million and $1,989 million, respectively, at September 30, 2023. At December 31, 2022, the estimated fair value and carrying value were $1,769 million and $1,944 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at September 30, 2023 and December 31, 2022 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$20	$—	$20	$—
Foreign exchange forward contracts	36	—	36	—
Total assets	$56	$—	$56	$—

Liabilities
Interest rate swaps	$37	$—	$37	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$53	$—	$49	$4

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$26	$—	$26	$—
Foreign exchange forward contracts	38	—	38	—
Total assets	$64	$—	$64	$—

Liabilities
Interest rate swaps	$34	$—	$34	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$50	$—	$46	$4

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

There have been no transfers between fair value measurement levels during the nine months ended September 30, 2023.

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended September 30, 2023, and 2022 was (6.3%) and 13.2%, respectively. The effective tax rate for the nine months ended September 30, 2023, and 2022 was 12.1% and 12.1%, respectively. The quarter to date decrease in the effective tax rate is due to the goodwill and intangible impairments.

NOTE 12 – FINANCING ARRANGEMENTS

At September 30, 2023, the Company had $562 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

On May 12, 2023, the Company entered into the five-year senior unsecured multicurrency revolving facility, for an aggregate principal amount of $700 million that expires on May 12, 2028. The Facility replaced the $700 million five-year senior unsecured multicurrency revolving facility that was scheduled to expire on July 26, 2024. The Company also has a $500 million commercial paper program. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had outstanding borrowings of $165 million and $95 million under the commercial paper facility at September 30, 2023 and December 31, 2022, respectively, and no outstanding borrowings under the multi-currency revolving credit facility.

The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $21 million. At September 30, 2023, the weighted-average interest rate for short-term debt was 5.5%.

The Company’s revolving credit facility, term loans and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At September 30, 2023, the Company was in compliance with all debt covenants.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired.

On April 1, 2023, the Company realigned its reporting due to a change in organizational structure. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified.

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

In the quarter ended September 30, 2023, the Company identified indicators of a "more likely than not" impairment related to its Connected Technology Solutions reporting unit, which comprises all of the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors as a result of weakened demand, particularly in European markets, and increased discount rates. Since the second quarter, core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 110 basis points. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly demand for products which are commonly financed by end customers and are therefore adversely impacted by an environment of higher interest rates. The higher inflationary environment has also impacted the discretionary spending behavior of our customers more generally, further reducing global demand for certain products in favor of lower cost options.

For the goodwill impairment test as of September 30, 2023, the fair value of the Connected Technology Solutions reporting unit was computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses ten-year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. Significant assumptions used in the discounted cash flow model included, but were not limited to, discount rates of 11.5%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit's business. As a result, the Company recorded a pre-tax goodwill impairment charge as of September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment.

Based on quantitative and qualitative analyses performed for the other four reporting units, the Company believes there is no indication that the carrying value "more likely than not" exceeds the fair value in each case as of September 30, 2023; however, any further deterioration in key assumptions could result in impairment charges in the future. For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 100 basis points. If discount rates were hypothetically increased by 100 basis points at September 30, 2023, the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,133 million at September 30, 2023.

Additionally, in conjunction with the goodwill impairment test in the quarter ended September 30, 2023, the Company tested the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment for impairment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment, and determined certain tradenames and trademarks were impaired. These indefinite-lived intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method. Significant assumptions used in the relief from royalty method included, but were not limited to, discount rates (ranging from 11.5% to 16.5%) revenue growth rates (including perpetual growth rates), and royalty rates. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. The impairment charge was primarily driven by macroeconomic factors such as weakened demand, higher cost of capital, and cost inflation, which are contributing to reduced forecasted revenues. These charges were recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2023, any further decline in key assumptions could result in additional impairment in future periods. Based on qualitative assessments performed on the indefinite-lived intangible assets related to the businesses in the other reporting units, the Company believes there is no indication that the carrying value "more likely than not" exceeds the fair value of these indefinite-lived intangible assets in each case as of September 30, 2023; however, any further deterioration in key assumptions could result in impairment charges in the future.

For the Company's indefinite-lived intangible assets that were not impaired, the Company performed a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points. Under this sensitivity, certain indefinite-lived intangibles within the Connected Technology Solutions and Essential Dental Solutions segments would have a fair value less than 10% in excess of carrying value. The carrying value of these indefinite-lived intangible assets within the aforementioned segments was $27 million and $7 million, respectively, at September 30, 2023.

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

Third Quarter 2022 Impairment

In the third quarter of 2022, the Company identified indicators of a more likely than not impairment related to its former Digital Dental Group and Equipment & Instruments reporting units and indefinite-lived intangible assets, included within the former Technologies & Equipment segment, and indicators of a more likely than not impairment related to its indefinite-lived intangible assets for the former Consumables reporting unit within the former Consumables segment. The Company recorded a pre-tax goodwill impairment charge related to its former Digital Dental Group and Equipment & Instruments reporting units within the former Technologies & Equipment segment of $1,100 million and $87 million, respectively, and an indefinite-lived intangible asset impairment charge of $66 million and $26 million for the former Digital Dental Group and Equipment & Instruments reporting units, respectively, within the former Technologies & Equipment segment and a $2 million impairment charge for the former Consumables reporting unit within the former Consumables segment for the three months ended September 30, 2022.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2022
Goodwill	$5,902	$866	$—	$—	$—	$—	$6,768
Accumulated impairment losses	(4,080)	—	—	—	—	—	(4,080)
Goodwill, net December 31, 2022	$1,822	$866	$—	$—	$—	$—	$2,688

Translation	9	4	—	—	—	—	13

Balance at March 31, 2023
Goodwill	$5,911	$870	$—	$—	$—	$—	$6,781
Accumulated impairment losses	(4,080)	—	—	—	—	—	(4,080)
Goodwill, net March 31, 2023	$1,831	$870	$—	$—	$—	$—	$2,701

Realignment of goodwill	$(1,831)	$(870)	$293	$835	$1,303	$270	$—
Translation	—	—	—	1	(5)	6	2
Goodwill, net June 30, 2023	$—	$—	$293	$836	$1,298	$276	$2,703

Impairment	—	—	(291)	—	—	—	(291)
Translation	—	—	(2)	(7)	(19)	(10)	(38)

Balance at September 30, 2023
Goodwill	$—	$—	$291	$829	$1,279	$266	$2,665
Accumulated impairment losses	—	—	(291)	—	—	—	(291)
Goodwill, net September 30, 2023	$—	$—	$—	$829	$1,279	$266	$2,374

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,648	$(939)	$709	$1,658	$(848)	$810
Tradenames and trademarks	271	(98)	173	273	(96)	177
Licensing agreements	29	(27)	2	30	(26)	4
Customer relationships	1,038	(642)	396	1,057	(600)	457
Total definite-lived	$2,986	$(1,706)	$1,280	$3,018	$(1,570)	$1,448

Indefinite-lived tradenames and trademarks	$426	$—	$426	$450	$—	$450
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	$431	$—	$431	$455	$—	$455

Total identifiable intangible assets	$3,417	$(1,706)	$1,711	$3,473	$(1,570)	$1,903
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not yet considered probable of payment as of September 30, 2023.

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

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants. The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and the Company’s answer to the second amended complaint was filed on May 12, 2023. On September 29, 2023, the plaintiff filed a motion for class certification. The Company opposition to the plaintiff's motion for class certification is due December 21, 2023, with briefing on the plaintiff's motion to be fully completed by February 23, 2024.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York (the "Court"). On June 1, 2023, the Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System as Lead Plaintiffs for the putative class. Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the "Amended Complaint"). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss is due by December 8, 2023, and Defendants’ reply is due by January 8, 2024.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. The Company continues to cooperate with the SEC regarding this matter.

Separately, on July 13, 2023, Dentsply Sirona stockholder George Presura filed a shareholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels. On August 4, 2023, the Delaware Court of Chancery stayed the Derivative Litigation until the earlier of public announcement of a settlement of the Securities Litigation or resolution of the pending motion to dismiss in the Securities Litigation.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. ("DSI"), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). In connection with the closing of that transaction, SIRONA Dental Systems GmbH paid an amount equal to €7 million into an escrow account (the “Escrow Account”). The proceeds of the Escrow Account were to be released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of Defense denying that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. Following the constitution of the arbitral tribunal, the first hearing was held on September 13, 2023 and the next hearing is scheduled for January 19, 2024.

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

The Internal Revenue Service (“IRS”) conducted an examination of the U.S. federal income tax returns for tax years 2012 through 2014. In February 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Independent Office of Appeals (the "Appeals Office") in October 2020, and in November 2020 submitted a supplemental response to questions raised by the Appeals Office. During the first quarter of 2023, after an extended review by the Appeals Office, the Company received a notice from the IRS, allowing the Company’s worthless stock deduction for tax year 2013. As a result, the Company received a refund of $5 million for tax year 2012 with no further adjustments to the 2013 or 2014 tax return.

IRS is conducting an examination of our U.S. federal income tax returns for the tax years 2015 through 2016. In April 2023, the Company received a Notice of Proposed Adjustment from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the Company owing additional federal income taxes on a distribution of $451 million as a result of a stock redemption that occurred after the internal reorganization was completed in 2016. We believe that we accurately reported the federal income tax consequences of the internal restructuring and stock redemption in our tax returns and will submit an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments if the issue is not resolved with the IRS examination team. We intend to vigorously defend our reported positions. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably. If determined adversely, the dispute could have a material adverse effect on the consolidated results of operations, financial position, and liquidity of the Company.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At September 30, 2023, non-cancelable purchase commitments are as follows:

(in millions)

2023	$58
2024	174
2025	56
2026	57
2027	1
Thereafter	—
Total	$346
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 22, Commitments and Contingencies, in our 2022 Form 10-K/A.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of September 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, management determined there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022, which have not been remediated as of September 30, 2023. For more information about the identified material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures of this Form 10-Q.

BUSINESS

Effective April 1, 2023, and in conjunction with our updated strategic operating realignment, the Company's reporting segment structure changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare.
A description of the products and services provided within each of the Company’s four reportable segments is provided below. Refer also to Note 6, Segment Information, in Part I, Item 1 of this Form 10-Q for more information.

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

The impact of the recent Israel-Hamas war

The recent terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government has resulted in significant unrest and uncertainty within that region, including the possibility that escalating violence and involvement of other terrorist groups from neighboring countries may further impact our employees and operations.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one in southern Israel, which employ approximately 300 associates. These facilities remain open and continue to operate. We may, however, determine to discontinue production for the safety of our employees, or we could face future production slowdowns or interruptions at either location due to the impacts of the war including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

For the quarter ended September 30, 2023, net sales of products produced at these sites comprise approximately 3% of our consolidated net sales and 18% of the net sales attributed to our Orthodontics and Implants Solutions segment. Net assets within Israel total $193 million as of September 30, 2023, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated our operations in country. While the conflict had no impact on results for the quarter ended September 30, 2023, the Company has initiatives underway to move inventory to locations in southern Europe to limit the disruption to our implants product sales and operations for the fourth quarter of 2023 and fiscal year 2024.

Additionally, the Company sells products from across our business portfolio to distributors of dental products and direct to dental practices within Israel and its neighboring countries which may face reduced patient traffic and demand for our products in the near term. Net sales for products sold to our customers in Israel comprise less than 1% of our consolidated net sales for the quarter ended September 30, 2023.

While Israel does not constitute a material portion of our business, a significant escalation or expansion of the conflict's current scope and economic disruption could result in loss of sales and market position, disrupt our supply chain, broaden inflationary costs including energy prices, and have a material adverse effect on our results of operations, including impairment of the net assets in Israel or the goodwill associated our Implants & Prosthetics reporting unit.

The impact of the war in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted the Company's ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and to minimize the adverse impacts from disrupted supply chains related to these items, the Company has purchased sufficient quantities for the near term, and is     in the process of identifying alternative sources for the longer term. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations in order to focus on the safety of employees. Overall, the Company's operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the quarter ended September 30, 2023 as a result of these developments.

For the quarter ended September 30, 2023, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $57 million. These net assets include $34 million of cash and cash equivalents held within Russia as of September 30, 2023. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

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

The deterioration in macroeconomic conditions has also negatively affected demand for the Company's products and may continue to do so into the future. Specifically, the increase in interest rates in the last twelve months has put pressure on the ability and willingness of our customers to obtain financing for equipment purchases which affects volumes for these products. Additionally, the recessionary environment in general particularly for certain regions such as southern Europe has depressed demand for elective procedures including sales of implants and aligner solutions.

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

As explained further in the Results of Operations section below, the Company has partially offset these elevated costs in certain areas of the business with price increases during the year. Should the higher inflationary environment continue, the Company may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation which could have a material adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

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

Our measure of organic sales may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP. Organic sales is an important internal measure for the Company, and its senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

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

The Company's net sales for the three months ended September 30, 2023 and 2022, and a reconciliation to the percentage change in organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$947	$947	$—	—%
Foreign exchange impact				0.3%
Organic sales				(0.3%)
Percentages are based on actual values and may not reconcile due to rounding.

The slight decrease in organic sales was primarily due to weaker overall demand, particularly in Europe and for our Connected Technology products as described below, mostly offset by price increases and strong demand in the Rest of World region.

Net Sales by Segment

Connected Technology Solutions

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$276	$286	$(10)	(3.8%)
Foreign exchange impact				0.8%
Organic sales				(4.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to lower volumes of imaging equipment, particularly in Europe, partially offset by increased volumes of CAD/CAM equipment in the United States and price increases.

Essential Dental Solutions

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$347	$348	$(1)	(0.3%)
Foreign exchange impact				0.6%
Organic sales				(0.9%)
Percentages are based on actual values and may not reconcile due to rounding.

The slight decrease in organic sales was primarily driven by weaker overall demand particularly in Europe, partially offset by price increases and stronger demand in Rest of World.

Orthodontic and Implant Solutions

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$252	$247	$5	2.2%
Foreign exchange impact				(1.5%)
Organic sales				3.7%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher sales volumes of orthodontic aligners for both our in-office and direct-to-consumer aligner solutions, in the United States and Europe, and stronger demand for implants products in Rest of World. These increases were partially offset by lower volumes for implants and prosthetics products in the United States and Europe.

Wellspect Healthcare

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$72	$66	$6	9.9%
Foreign exchange impact				3.1%
Organic sales				6.8%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was the result of a favorable mix of product sales across all regions, particularly in Europe, price increases, and favorable impact of new product launches, partially offset by a reduction in overall volumes.

Net Sales by Region

United States

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$356	$357	$(1)	(0.2%)
Foreign exchange impact				0.7%
Organic sales				(0.9%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily driven by lower volumes of consumables products, imaging products and implants products, partially offset by price increases and higher volumes of orthodontic aligners. Sales were also positively affected by higher wholesale volumes for CAD/CAM products relative to the third quarter of the prior year due in part to timing of sales to distributors. Volumes for CAD/CAM products in the third quarter of 2023 included a seasonal build in distributor inventory of approximately $20 million, compared to a smaller build in distributor inventory of approximately $7 million during the same quarter of 2022. Despite this higher year over year seasonal build, distributor inventory levels for CAD/CAM products remained low as of the end of the third quarter 2023 relative to historical averages.

Europe

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$354	$358	$(4)	(1.1%)
Foreign exchange impact				1.7%
Organic sales				(2.8%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to overall lower volumes for treatment centers and imaging products as well as endodontic and restorative consumables as a result of less favorable market and macroeconomic trends, particularly in Germany. These decreases were partially offset by price increases as well as increased volumes for healthcare and orthodontic products.

Rest of World

Net sales for the three months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$237	$232	$5	2.0%
Foreign exchange impact				(2.5%)
Organic sales				4.5%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by improving demand for both consumables products and implants products. In the third quarter of 2023, the local volume-based procurement program in China continued to result in increased volumes for implants products, partially offset by price reductions, representing a marked improvement from the program's adverse impact earlier in 2023. These increases were partially offset by declines in volumes for Connected Technology Solutions products.

Gross Profit

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$495	$508	$(13)	(2.7%)

Gross profit as a percentage of net sales	52.2%	53.7%	(150) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit for the quarter declined due to lower sales volumes described above, partially offset by the benefit of favorable product mix, price increases, lower distribution costs and favorable foreign currency translation. Gross profit as a percentage of net sales further declined due to inflation of material costs, higher warranty costs, and increased inventory obsolescence including product rationalization charges.

Operating Expenses

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$372	$401	$(29)	(7.6%)
Research and development expenses ("R&D")	46	41	5	12.2%
Goodwill and intangible asset impairments	307	1,281	(974)	NM
Restructuring and other costs	6	3	3	149.5%

SG&A as a percentage of net sales	39.1%	42.4%	(330) bps
R&D as a percentage of net sales	4.8%	4.3%	50 bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales decreased due to savings from the Company's recently enacted restructuring plan, a gain from release of employee compensation accruals as a result of a settlement, a reduction in professional service costs, and lower advertising including trade show costs. These decreases were partially offset by increased headcount costs primarily from incremental investments in the Company's customer-facing roles, merit increases as compared to the prior year, and unfavorable impact from foreign exchange on operating expenses.

R&D Expenses

R&D expenses increased from the third quarter of 2022 as the Company continues to prioritize ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

Goodwill and intangible asset impairments decreased from the third quarter of 2022 due to a lower level of impairment charges. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

During the three months ended September 30, 2023, the Company recorded net expense of $6 million of restructuring and other costs which consist primarily of charges in conjunction with the restructuring plan announced in February 2023. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended September 30,
(in millions, except percentages)(a)	2023	2022	$ Change	% Change

Connected Technology Solutions	$22	$25	$(3)	(12.0%)

Essential Dental Solutions	115	110	5	4.5%

Orthodontic and Implant Solutions	31	40	(9)	(22.5%)

Wellspect Healthcare	26	19	7	36.8%
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income is due to lower organic sales noted above, increased warranty costs and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to fill key customer-facing roles. These decreases were partially offset by a reduction in professional services costs and favorable impact from foreign currency exchange.

Essential Dental Solutions

The increase in segment adjusted operating income is due improved margins, favorable impact of product mix, reduction in professional services, and a favorable impact from foreign currency exchange. This was partially offset by the organic sales decrease noted above, increased inventory obsolescence including product rationalization charges, and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to fill key customer-facing roles.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income is due to inflation of material costs, an unfavorable impact from foreign currency exchange, higher inventory obsolescence expense during the period, and an increase in SG&A headcount expenses due to reinvestment of some cost savings from reductions in headcount to primarily fill key customer-facing roles. This was partially offset by the organic sales increase for orthodontics products noted above.

Wellspect Healthcare

The increase in segment operating income results from the increase in sales noted above, as well as margin improvement due to the favorable manufacturing impact of higher volumes.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change

Interest expense, net	$18	$14	$4	24.5%
Other (income) expense, net	(4)	9	(13)	NM
Net interest and other expense (income)	$14	$23	$(9)
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other (income) expense, net

Other (income) expense, net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is as follows:

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change

Foreign exchange (gains) losses	$(5)	$3	$(8)
Loss from equity method investments	1	4	(3)
Defined benefit pension plan expenses	1	2	(1)
Other non-operating income	(1)	—	(1)
Other (income) expense, net	$(4)	$9	$(13)

Foreign exchange losses (gains) are primarily related to the revaluation of intercompany payables and loans, as well as a benefit in the three months ended September 30, 2023 from the Swiss franc foreign exchange forward contracts described in Note 9, Financial Instruments and Derivatives, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change

Provision (benefit) for income taxes	$16	$(164)	$180

Effective income tax rate	(6.3%)	13.2%

Net loss attributable to Dentsply Sirona	$(266)	$(1,077)	$811

Net loss per common share - diluted	$(1.25)	$(5.01)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

For the three months ended September 30, 2023, the income tax expense was $16 million as compared to the income tax benefit of $164 million during the three months ended September 30, 2022. The tax benefit in 2022 was driven by the tax- deductible goodwill and intangible impairment.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Net Sales

The Company's net sales for the nine months ended September 30, 2023 and 2022, and the reconciliation to organic sales are as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$2,953	$2,939	$14	0.5%
Foreign exchange impact				(1.9%)
Organic sales				2.4%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was led by performance in the Essential Dental Solutions and Orthodontic and Implant Solutions segments, primarily driven by price increases within both segments and higher volumes for orthodontic aligners. The increases were partially offset by lower volumes for implants and Connected Technology Solution products.

Net Sales by Segment

Connected Technology Solutions

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$850	$875	$(25)	(2.9%)
Foreign exchange impact				(2.3%)
Organic sales				(0.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to lower volumes, particularly in Europe, partially offset by price increases and strengthening sales of new treatment centers and CAD/CAM products. Sales of CAD/CAM products in the United States were also positively impacted by the timing of sales to distributors relative to the first nine months of 2022 as explained below.

Essential Dental Solutions

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,110	$1,084	$26	2.3%
Foreign exchange impact				(1.4%)
Organic sales				3.7%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was due to price increases, as well as higher volumes of preventive and restorative products, particularly in the United States. These increases were partially offset by lower volumes of endodontic consumables.

Orthodontic and Implant Solutions

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$781	$772	$9	1.3%
Foreign exchange impact				(2.1%)
Organic sales				3.4%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher volumes of orthodontic aligners, particularly in the United States, coupled with an increase in volumes for implants and prosthetics products in Rest of World. This was partially offset by lower volumes of implants and prosthetics products in the other regions.

Wellspect Healthcare

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$212	$208	$4	2.3%
Foreign exchange impact				(2.2%)
Organic sales				4.5%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was the result of a favorable mix of product sales across all regions, particularly in Europe, and price increases.

Net Sales by Region

United States

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,069	$1,023	$46	4.5%
Foreign exchange impact				—%
Organic sales				4.5%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was driven primarily by price increases and higher demand for consumables and orthodontics aligners. This was partially offset by lower volumes for imaging and implants products. Sales were also positively affected by wholesale volumes for CAD/CAM products relative to the first nine months of 2022 due in part to timing of sales to distributors. Volumes for CAD/CAM products in the first nine months of 2023 included a seasonal build in distributor inventory of approximately $6 million compared to a reduction in distributor inventory of approximately $32 million during the first nine months of 2022. Distributor inventory levels for CAD/CAM products remained low as of the end of the third quarter relative to historical averages.

Europe

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,153	$1,183	$(30)	(2.5%)
Foreign exchange impact				(1.3%)
Organic sales				(1.2%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily driven by overall lower volumes for Connected Technology Solutions and Implants & Prosthetics Solutions products as a result of unfavorable market and macroeconomic trends, partially offset by price increases and higher volumes of orthodontic aligners.

Rest of World

Net sales for the nine months ended September 30, 2023 and 2022, and reconciliation of net sales to organic sales is as follows:

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$731	$733	$(2)	(0.3%)
Foreign exchange impact				(5.5%)
Organic sales				5.2%

Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by price increases and improved demand for Essential Dental Solutions products, as well as certain Connected Technology Solutions products, including treatment centers.

Gross Profit

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$1,564	$1,610	$(46)	(2.9%)

Gross profit as a percentage of net sales	53.0%	54.8%	(180) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit declined due to foreign currency translation headwinds of $26 million, higher warranty costs, increased inventory obsolescence including product rationalization charges, and higher material costs. These factors were partially offset by sales increases noted above, favorable sales mix driven by higher demand for higher margin consumables products, and improvements in the profitability of orthodontics products.

Operating Expenses

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$1,204	$1,187	$17	1.4%
Research and development expenses	141	131	10	7.0%
Goodwill and intangible asset impairments	307	1,281	(974)	NM
Restructuring and other costs	70	13	57	NM

SG&A as a percentage of net sales	40.8%	40.4%	40 bps
R&D as a percentage of net sales	4.8%	4.5%	30 bps
Percentages are based on actual values and may not reconcile due to rounding.

SG&A Expenses

SG&A expenses as a percentage of net sales increased in part due to professional service costs related to the restructuring and transformation initiatives, and an increase in travel as more customer-related interactions have returned to in-person format following the recovery from COVID-19. Headcount costs increased, primarily as a result of incremental investments in the Company's customer-facing roles, incentive compensation and merit increases. These increases were partially offset by a benefit from lower than expected severance costs due to a settlement, and lower advertising costs.

R&D Expenses

R&D expenses increased compared to the first nine months of 2022. The Company continues to prioritize ongoing investments in digital workflow solutions, product development initiatives, software development including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

Goodwill and intangible asset impairments decreased compared to the nine months ended September 30, 2022, due to a lower level of impairment charges. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

During the nine months ended September 30, 2023, the Company recorded net expense of $70 million of Restructuring and other costs which consist primarily of charges associated with the restructuring plan announced in February 2023. For further details, see Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Segment Adjusted Operating Income

	Nine Months Ended September 30,
(in millions, except percentages)(a)	2023	2022	$ Change	% Change

Connected Technology Solutions	$54	$101	$(47)	(46.5%)

Essential Dental Solutions	365	361	4	1.1%

Orthodontic and Implant Solutions	129	157	(28)	(17.8%)

Wellspect Healthcare	65	57	8	14.0%
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income is due to an increase in SG&A costs including increased headcount primarily for key customer-facing roles, unfavorable impact from product mix, inflation of material costs, increased warranty costs, and an increase in inventory obsolescence expense, partially offset by the organic sales increase noted above.

Essential Dental Solutions

The increase in segment adjusted operating income is due to the organic sales increase noted above partially offset by an increase in SG&A costs including headcount increase for customer-facing roles and trade event related expenses, inflation of material costs, and an unfavorable impact from product mix.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income is due to the unfavorable impact of foreign currency exchange, inflation of material costs, and an increase in SG&A costs including increased headcount primarily for key customer-facing roles, and sales event related expenses partially offset by the organic sales increase and improved profitability for orthodontics products noted above.

Wellspect Healthcare

The increase in segment adjusted operating income resulted from the increase in organic sales noted above, as well as margin improvement due to the favorable manufacturing impact of higher volumes.

Other Income and Expense

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	$ Change	% Change

Interest expense, net	$58	$41	$17	40.3%
Other (income) expense, net	16	20	(4)	NM
Net interest and other expense	$74	$61	$13
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the nine months ended September 30, 2023 increased by $17 million compared to the nine months ended September 30, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other (income) expense, net

Other (income) expense, net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change

Foreign exchange losses (gains)	$7	$(1)	$8
Loss from equity method investments	4	14	(10)
Defined benefit pension plan expenses	5	6	(1)
Other non-operating loss	—	1	(1)
Other (income) expense, net	$16	$20	$(4)

Foreign exchange losses (gains) are primarily related to the revaluation of intercompany payables and loans, as well as a benefit in the first nine months of 2023 from the Swiss franc foreign exchange forward contracts described in Note 9, Financial Instruments and Derivatives, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2023	2022	$ Change

Benefit for income taxes	$(28)	$(128)	$100

Effective income tax rate	12.1%	12.1%

Net loss attributable to Dentsply Sirona	$(199)	$(935)	$736

Net loss per common share - diluted	$(0.94)	$(4.34)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

For the nine months ended September 30, 2023, the income tax benefit was $28 million as compared to the tax benefit of $128 million during the nine months ended September 30, 2022. The tax benefit in the current period was driven by the partial valuation allowance release of net operating loss carryforwards due to the Company’s ability to project future taxable income as a result of internal debt restructurings. The tax benefit in 2022 was driven by the tax-deductible goodwill and intangible impairment.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

The Company previously assessed the goodwill of its reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2023. Based on that annual impairment test, which computed fair values of reporting units using a discounted cash flow model with inputs developed using both internal and market-based data, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment.

In the quarter ended September 30, 2023, the Company identified indicators of a "more likely than not" impairment related to its Connected Technology Solutions reporting unit, which comprises all of the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors as a result of weakened demand particularly in European markets and increased discount rates. Since the second quarter, core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 110 basis points. These factors are contributing to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly for demand for products which are commonly financed by end customers which are adversely impacted by an environment of higher interest rates. As a result, the Company recorded a pre-tax goodwill impairment charge as of September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment.

Additionally, in conjunction with the goodwill impairment test in the quarter ended September 30, 2023, the Company tested the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment for impairment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment, and determined certain tradenames and trademarks were impaired. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. The impairment charge was primarily driven by macroeconomic factors such as weakened demand, higher cost of capital, and cost inflation, which are contributing to reduced forecasted revenues. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2023, any further decline in key assumptions could result in additional impairment in future periods.

Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual and interim goodwill and indefinite-lived intangible asset impairment testing.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change

Cash (used in) provided by:
Operating activities	$217	$375	$(158)
Investing activities	(69)	(109)	40
Financing activities	(179)	(168)	(11)
Effect of exchange rate changes on cash and cash equivalents	(25)	(19)	(6)
Net (decrease) increase in cash and cash equivalents	$(56)	$79	$(135)

Cash provided by operating activities decreased compared to the nine months ended September 30, 2022, primarily as a result of changes in working capital including lower collections from sales during the current period, higher operating expenses, and timing of payments to vendors. These decreases in operating cash were offset by other changes in working capital including a lower build of inventory during the current period. At September 30, 2023, the number of days for sales outstanding in accounts receivable increased by 6 days to 61 days as compared to 55 days at December 31, 2022, and the number of days of sales in inventory increased by 1 days to 138 days at September 30, 2023 as compared to 137 days at December 31, 2022.

The decrease in cash used in investing activities was primarily due to higher cash received on derivatives of $29 million and lower capital expenditures of $8 million. The Company estimates capital expenditures to be in the range of approximately $140 million to $160 million for the full year 2023 and expects these investments to include expansion of facilities to provide incremental space for growth and the consolidation of operations for enhanced efficiencies, as well as capital investment related to modernizing our integrated financial systems and enterprise resource planning across the business.

The increase of cash used in financing activities compared to the nine months ended September 30, 2022 was primarily driven by higher dividends paid of $8 million, lower proceeds from the exercise of stock options of $6 million and higher short-term borrowings of $4 million. The Company's total borrowings increased by a net $46 million during the nine months ended September 30, 2023, mainly due to the use of the Company's commercial paper program, offset by a decrease of $17 million due to exchange rate fluctuations on debt denominated in foreign currencies.

During the nine months ended September 30, 2023, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") of $150 million with approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total 3.9 million shares repurchased under the agreement. At September 30, 2023, $590 million of authorization remained available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and other factors. At September 30, 2023, the Company held 52.7 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2023	December 31, 2022

Current portion of debt	$187	$118
Long-term debt	1,803	1,826
Less: Cash and cash equivalents	309	365
Net debt	$1,681	$1,579

Total equity	3,371	3,812
Total capitalization	$5,052	$5,391

Total net debt to total capitalization ratio	33.3%	29.3%

At September 30, 2023, the Company had a total remaining borrowing capacity of $562 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company's borrowing capacity includes a $700 million credit facility available through May 2028. The Company also has available an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $165 million outstanding borrowings under the commercial paper facility at September 30, 2023 resulting in $535 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $48 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2023, the Company had $21 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company's operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At September 30, 2023, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2023, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

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

As of September 30, 2023, in conjunction with this plan the Company has incurred $65 million in restructuring charges primarily related to employee transition, severance payments, employee benefits, and facility closure costs and $14 million in other non-recurring costs related to the restructuring activity which mostly consist of consulting, legal and other professional service fees. The Company expects to incur between $115 to $135 million in one-time charges, comprising of $80 to $100 million in restructuring expenditures and charges, and $35 million in other non-recurring charges, the majority of which are expected to be incurred as cash expenditures in 2023. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Beginning in the second quarter of 2022, the Company's financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee and subsequently, the external investigation by the SEC which is currently in progress. These costs have included legal expenses as well as third party accounting and other professional service fees in conjunction with the investigations and subsequent remediation activities still underway. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $61 million for the year ended December 31, 2022, with additional costs of $14 million incurred in the nine months ended September 30, 2023. The costs in 2023 were offset by a $17 million gain from release of employee compensation accruals resulting from a settlement in the three months ended September 30, 2023. Costs related to remediation activities described in Part I, Item 4 Controls and Procedures of this Form 10-Q are expected to continue further into 2023, and the Company will continue to incur legal defense costs into 2024 pertaining to the matters described in Note 14, Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 1, Business and Basis of Presentation, to the Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As described in Part I, Item 1, Note 9, Financial Instruments and Derivatives to the Unaudited Consolidated Financial Statements, the Company entered into Swiss franc foreign exchange contracts designated as a net investment hedge. Partly as a result of this activity, at September 30, 2023 a 10% weakening of the U.S. dollar against all other currencies would decrease the net fair value associated with the Company's forward foreign exchange contracts by approximately $99 million. There have been no other material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed on March 1, 2023 (the "2022 Form 10-K").

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023, the end of the period covered by this report, and concluded the Company’s disclosure controls and procedures are not effective due to the material weaknesses in internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting."

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the Explanatory Note to the Form 10-K for the year ended December 31, 2021, as amended and filed on November 7, 2022, management identified the following material weaknesses in the Company's internal control over financial reporting, which continue to exist as of September 30, 2023:

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

As previously disclosed in the Company's Current Report on Form 8-K filed August 2, 2023, subsequent to the filing of the Company's Quarterly Report on Form 10-Q filed May 3, 2023, management identified the following additional material weakness in the Company’s internal control over financial reporting, which continues to exist as of September 30, 2023:

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

As of the filing of this Form 10-Q, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Based on the implementation of these remedial actions, we will continue to monitor and test controls for effectiveness through the end of the observation period. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Remediation Plan and Status

While the material weaknesses previously disclosed have not yet been remediated as of September 30, 2023, management has devoted substantial resources to the implementation of remediation efforts to address the material weaknesses described herein, as well as other identified areas of risk. These efforts, summarized below, which have been implemented and are currently being tested for their effectiveness in remediating the identified material weaknesses, are also intended to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

With oversight from the Audit and Finance Committee and input from the Board of Directors, management has enhanced and implemented changes in processes, systems, and controls intended to remediate the material weaknesses described in the Material Weaknesses in Internal Control over Financial Reporting section above and to improve our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit and Finance Committee, are working to remediate the material weaknesses identified herein. Actions taken to date include:

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
d.Implemented general training programs on revenue recognition for commercial and finance personnel;
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
i.Implemented written policies and procedures to require review and approval of and establish oversight responsibility over incentive arrangements provided to customers in China, including the appropriate delegation of authority for such approvals;
j.Formalized written policies and procedures to provide governance and establish responsibility for guidelines, documentation and oversight of product returns from customers when a contractual right to return exists in a customer agreement;
k.Enhanced processes to ensure all applicable terms and conditions for incentive-based programs and customer agreements are timely communicated to individuals responsible for accounting and financial reporting;
l.Strengthened internal controls over the accounting for customer incentive arrangements, including implementing: (i) formal controls to continuously review and document the methodology and assumptions used in estimating variable based incentives and (ii) formal controls to ensure the accuracy of the estimated accrued liability analysis;
m.Evaluated finance and commercial operations talent and address identified gaps; and
n.Established a recurring cadence for future training programs on revenue recognition for commercial and finance personnel.

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

In connection with the material weakness relating to segregation of duties specific to the creation of manual journal entries, the Company took the following remedial actions:

a.Implemented further segregation of duties in the performance of controls around manual journal entries, including implementing restrictions to user access rights in our general ledger systems to post manual journal entries, to ensure that reviewers of manual journal entries do not also have the ability to create and post such entries;
b.Modified existing processes to enhance use of approval workflows in our process to document, support and review manual journal entries; and
c.Enhanced the global policy on manual journal entries, including appropriate entry approval authorization and training of requisite personnel.

Under the direction of the Audit and Finance Committee, Management has overseen the planning and effective execution of the remediation efforts described above. Management believes the foregoing efforts have effectively addressed the material weaknesses described above; however, more time is needed for the improved controls to operate and undergo testing of effectiveness before they can be deemed remediated. As the Company continues to evaluate and improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. Procedures to implement and evaluate this remediation plan have to date required significant amounts of time, allocation of internal resources and external costs, and remaining remediation activities of testing and demonstrating operating effectiveness of these controls will continue to place significant demands on financial and operational resources until these remaining efforts are completed.

Changes in Internal Control Over Financial Reporting

Except for progress made on the remediation activities described in the Remediation Plan and Status section above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

We have updated two risk factors as disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K, as amended, as follows:

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges, most recently in the September 2023 quarter, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

In the quarter ended September 30, 2023, the Company identified indicators of a "more likely than not" impairment related to its Connected Technology Solutions reporting unit, which comprises all of the Connected Technology Solutions segment. As a result, the Company recorded a pre-tax goodwill impairment charge as of September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment.

Additionally, in conjunction with the goodwill impairment test in the quarter ended September 30, 2023, the Company tested the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment for impairment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment, and determined certain tradenames and trademarks were impaired. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. As the fair value of these indefinite-lived intangible assets approximate carrying value as of September 30, 2023, any further decline in key assumptions could result in additional impairment in future periods. At September 30, 2023, the Company has $431 million of indefinite-lived intangible assets and $2.4 billion of goodwill recorded on its balance sheet.

For the three months ended September 30, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter. For the reporting units and indefinite-lived intangible assets for which no triggering event was identified, the Company performed a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points. If discount rates were hypothetically increased by 100 basis points at September 30, 2023, the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,133 million at September 30, 2023. Additionally under this sensitivity, certain indefinite-lived intangibles within the Connected Technology Solutions and Essential Dental Solutions segments would have a fair value less than 10% in excess of carrying value. The carrying value of these indefinite-lived intangible assets within the aforementioned segments was $27 million and $7 million, respectively, at September 30, 2023. Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements for further discussion of the Company's goodwill and indefinite-lived intangible asset impairment testing.

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

For the quarter ended September 30, 2023, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $57 million. These net assets include $34 million of cash and cash equivalents held within Russia as of September 30, 2023. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

The recent terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government has resulted in significant unrest and uncertainty within that region, including the possibility that escalating violence and involvement of other terrorist groups from neighboring countries may further impact our employees and operations. The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one in southern Israel, and employs approximately 315 associates. These facilities remain open and continue to operate. We may, however, determine to discontinue production for the safety of our employees, or we could face future production slowdowns or interruptions at either location due to the impacts of the war including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production. For the quarter ended September 30, 2023, net sales of products manufactured at these sites comprise approximately 3% of our consolidated net sales and 18% of the net sales attributed to our Orthodontics and Implants Solutions segment. Net assets within Israel total $193 million as of September 30, 2023, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated our operations in country.

The full impact of these events on economic conditions in these regions is currently unknown and could have a material adverse effect on our results of operations, cash flows or financial condition.

There have been no other material changes to the risk factors as previously disclosed in the 2022 Form 10-K, as amended.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended September 30, 2023, the Company had no repurchases of common shares under the stock repurchase program.
On July 28, 2021, the Board of Directors approved a share repurchase program, of up to $1.0 billion. On March 3, 2023, the Company entered into an ASR Agreement with a financial institution, to repurchase $150 million of the Company's common stock. The ASR Agreement final settlement occurred on April 28, 2023. For further information on the ASR Agreement see Part I, Item 1, Note 5, Earnings Per Common Share, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q. At September 30, 2023, the Company had authorization to repurchase $590 million in shares of common stock remaining under the share repurchase program.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	November 2, 2023
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	November 2, 2023
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer