Form 10-K
period 2023-12-31
DENTSPLY SIRONA Inc.
filed 2024-02-29
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2023, was $8,462,931,711. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
The number of shares of the registrant’s common stock outstanding as of the close of business on February 16, 2024 was 207,363,276.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

GENERAL

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-K to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

INDUSTRY AND MARKET DATA

Unless indicated otherwise, the information concerning our industry contained in this Form 10-K is based on our general knowledge of and expectations concerning the industry. The Company’s market position, market share and industry market size are based on data from various industry analyses, our internal research and data, and adjustments and assumptions we believe to be reasonable. The Company has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and the Company’s market position and market share within the industry provide general guidance but are inherently imprecise. Further, the Company’s estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A, “Risk Factors” of this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Item 1. Business

Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”) is the world’s largest manufacturer of professional dental products and technologies, with a 137-year history of innovation and service to the dental industry, and a vision of improving oral health and continence care globally. Dentsply Sirona develops, manufactures, and markets comprehensive solutions, including technologically advanced dental equipment supported by cloud software solutions as well as dental products and healthcare consumable products in urology and enterology under a strong portfolio of world class brands. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer and faster dentistry. The Company introduced the first dental electric drill approximately 132 years ago, the first dental X-ray unit approximately 100 years ago, the first hydrophilic catheter approximately 40 year ago, the first dental computer-aided design/computer-aided manufacturing (“CAD/CAM”) system approximately 30 years ago, and numerous other significant innovations including pioneering ultrasonic scaling to increase the speed, effectiveness and comfort of cleaning and revolutionizing both file and apex locater technology to make root canal procedures easier and safer. Dentsply Sirona continues to make significant investments in research and development (“R&D”), and its track record of innovative and profitable new products continues today. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina and its shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

The business is conducted in the United States of America (“U.S.” or “United States”), as well as in over 150 foreign countries, principally through its foreign subsidiaries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Switzerland and Italy. The Company also has a significant market presence in the Asia-Pacific region, Central and South America, the Middle East region, and Canada.

Our Company’s mission is to transform oral health and continence care with innovative products, solutions and services through an engaged workforce. We conduct our business in accordance with that goal using the following core operating principles:

•Approach customers as one: The Company has an integrated approach to customer service, direct and indirect selling, and clinical education to strengthen relationships with customers and better serve customers’ needs.

•Create innovative solutions that customers love to use: A comprehensive R&D program that prioritizes strategic spending, builds the next generation of digital workflow technologies and service offerings, and results in impactful innovations that grow our business.
•Think and act with positive intent and the highest integrity: Execute the business in a way that empowers our people, respects the communities in which we do business, and establishes trust with our partners and stakeholders.
•Use size and global breadth to our advantage: We are focused on integrating our dental product portfolios to unlock operational efficiencies, and on enhancing our healthcare consumables product portfolio, with an emphasis on performance improvements in procurement, logistics, manufacturing, sales force and marketing programs, while at the same time simplifying our business on a worldwide scale. In combination, these initiatives will improve organizational efficiency and better leverage our selling, general and administrative infrastructure.
•Operate sustainably in everything we do: Take a thoughtful, proactive approach to creating a sustainable company through investments in our employees, customers, and the environment.

Principal Products and Product Categories

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The Company offers a broad suite of products which together provide digital workflows for dental practitioners to make the highest use of technological advancements throughout each stage of patient care. Dentsply Sirona’s principal product categories are dental technology and equipment products, clear aligners, and dental consumable products. Additionally, the Company manufactures and sells healthcare consumable products for urological and enterological applications. As part of its technology and equipment solutions, the Company also offers an open, cloud-based platform for digital services, DS Core. These products and solutions are produced by the Company globally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including but not limited to: AH PLUS, ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, AXANO, AXEOS, BYTE, CALIBRA CEMENTS, CAULK, CAVITRON, CELTRA, CERAMCO, CERCON, CEREC, CEREC TESSERA, CEREC MCX, CITANEST, CONFORM FIT, DAC, DELTON, DENTSPLY, DETREY, DS CORE, DYRACT, ENERGO, ESTHET.X, FRIOS, IMPLANT EV, INLAB, INTEGO, IPN, LOFRIC, LUCITONE, MAILLEFER, MIDWEST, MIS, MTM, NAVINA, NUPRO, OMNICAM, OMNITAPER EV, ORAQIX, ORIGO, ORTHOPHOS, OSSEOSPEED, OSSIX, OSSIX AGILE, PALODENT, PRIME & BOND, PROFILE, PRIMEMILL, PRIMEPRINT, PRIMESCAN, PRIMESCAN CONNECT, PRIMETAPER EV, PROGLIDER, PROTAPER ULTIMATE, RECIPROC, PUREVAC, SANI-TIP, SCHICK, SDR FLOW+, SIDEXIS, SIMPLANT, SINIUS, SIROLASER, SIRONA, SLIMLINE, SMARTLITE PRO, SPECTRA ST, STYLUS, SULTAN, SURESMILE, SYMBIOS, T1, T2, T3, T4, TENEO, THERMAFIL, TRIODENT, TRUBYTE, TRUNATOMY, VDW, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, X SMART PRO, XYLOCAINE and ZHERMACK.

The Company conducts business through four reportable segments: (1) Connected Technology Solutions, (2) Essential Dental Solutions, (3) Orthodontic and Implant Solutions, and (4) Wellspect Healthcare. For the year ended December 31, 2023, the Company’s net sales of each reportable segments and the product categories of these reportable segments as a percent of worldwide net sales were as follows:

Connected Technology Solutions

This segment includes the design, manufacture and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and CAD/CAM product categories.

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as imaging equipment, motorized dental handpieces, treatment centers, and other instruments for dental practitioners and specialists. Imaging equipment serves as a key point of entry to the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intraoral applications, as well as cone-beam computed tomography systems (“CBCT”). Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygienic and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment, such as amalgamators, mixing machines and porcelain furnaces.

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital workflows for procedures such as dental restorations through integrations with DS Core, our cloud-based platform. This product category includes intraoral scanners, 3-D printers, mills, and certain software and services, as well as a full-chairside economical restoration of esthetic ceramic dentistry offering called CEREC. A full-chairside offering enables dentists to practice same day or single visit dentistry.

Essential Dental Solutions

This segment includes the development, manufacture and sales of the Company’s value-added endodontic, restorative, and preventive consumable products and small equipment used in dental offices for the treatment of patients. Offerings in this segment also include specialized treatment products including products used in the creation of dental appliances.

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include motorized endodontic handpieces, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include dental ceramics and other materials used in prosthetic restorations including crowns and veneers.

The preventive products include small equipment products such as curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants and impression materials.

Orthodontic and Implant Solutions

This segment includes the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures and dental professional directed aligner solutions. Offerings in this segment also include application of our digital services and technology, including those provided by DS Core, our cloud-based platform.

Orthodontics

The Orthodontics product category includes SureSmile, an aligner solution provided through clinician offices, and Byte, a direct-to-consumer aligner solution. The Orthodontics product category also includes a High Frequency Vibration technology device known as VPro or HyperByte, within Byte’s product offering, as well as the new SureSmile Simulator, which uses intraoral scanners and our DS Core platform to create a 3D visualization of patient outcomes. SureSmile aligner solutions include whitening kits and retainers. Byte aligner solutions include Byte Plus, with in-office intraoral scanning for treatment planning. The aligner offerings also include software technology that enables aligner treatment planning and seamless connectivity of digital workflows from diagnostics through treatment delivery.

Implants & Prosthetics

The Implants & Prosthetics product category includes technology to support the Company’s digital workflows for implant systems, a portfolio of innovative dental implant products, digital dentures, crown and bridge porcelain products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor. Offerings in this category also include dental prosthetics such as artificial teeth and precious metal dental alloys.

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. This category consists mainly of urology catheters and other healthcare-related consumable products.

Industry Growth Drivers

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
•Growing preference for single visit dentistry versus historical multi-visit procedure requirements, and for higher quality of patient care in terms of comfort and ease of product use and handling.
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
•Increasing demand for more efficiency and better workflow in the dental office, including digital tools such as diagnostic equipment enhanced through the power of 3D imaging. The rapid pace of digital technology adoption, including the digitization of clinical workflows, is becoming a category standard versus traditional manual processes.

•An accelerating trend, predominately in the United States, towards consolidation of dental practices into group affiliations, often called Dental Support Organizations (“DSOs”), which may expand access for underserved patient populations, remove administrative and capital burdens on providers, and allow more opportunities for investment in dental technology and patient care.

Similarly, we believe that the healthcare consumables market for urology and enterology products will grow over the long-term based on the following:

•Aging demographics, together with an increasing incidence of chronic diseases such as diabetes, requiring greater continence care.
•An expansion of the population covered by medical insurance and the trend towards more supportive reimbursement policies by governments and insurers encouraging the use of continence care products and related therapies.
•The growth in specialized care facilities, technical advancements pertaining to the identification and treatment of chronic renal ailments, and the increasing awareness of incontinence diseases.

Sales and Distribution

As of December 31, 2023, Dentsply Sirona employed approximately 5,100 highly trained, sales and technical staff specialized in each of our various products and solutions to provide comprehensive marketing, sales, and technical support services to meet the needs of our distributors and end-users.

The Company is well positioned to navigate macroeconomic challenges and execute on its strategy of enabling dentists to utilize superior integrated workflows through our robust market offerings in all key areas of dental procedures (implants, endodontic, restorative and aligners) as well as digital infrastructure (CAD/CAM and imaging) utilized in dental practices around the globe. In 2023, the Company began a rigorous portfolio management process to simplify and optimize our suite of product offerings, gain efficiencies through optimized product life-cycle management, and improve overall customer experience. The program launched with an initial focus on endodontic and restorative consumable products with potential to expand in 2024 and future years, including a goal of achieving additional efficiency from optimizing our geographic footprint.

Dentsply Sirona distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain products such as endodontic instruments and materials, orthodontic aligners and appliances, and dental implants are often sold directly to dental laboratories or dental professionals in some markets. Additionally, the Company’s Byte business produces aligners which are sold directly to patients based on personalized treatment plans prescribed by dental professionals. Our continence care products are primarily sold to distributors of medical supplies, with the remaining sales being made directly to patients and medical providers.

Customers that accounted for 10% or more of net sales or accounts receivable for the years ended December 31, 2023 and 2022 were as follows:

	2023		2022
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	11%	11%	15%
Patterson Companies, Inc.	N/A	10%	N/A	12%

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable.

Although a significant portion of the Company’s sales are made to distributors and importers, Dentsply Sirona focuses much of its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing strategy, the Company conducts extensive marketing programs with a combined approach that also engages DSOs and distributors.

Product Development

While the Company enjoys market leadership in several of its product categories, continuous innovation and product development are critical for it to continue to grow its share in markets it serves. We continue to focus efforts on successfully launching innovative products that have a significant impact on how dental and clinical professionals treat their patients. In particular, the Company has continued to prioritize investments supporting digitally connected solutions and enhanced workflows through each stage of patient care, including imaging and scanning technologies used in diagnosis, treatment planning software, and products which are customizable and scalable.

During 2022, the Company unveiled its cloud solution, DS Core, an open platform developed in collaboration with Google Cloud that integrates digital dentistry workflows across its devices, services, and technologies. DS Core supports access of end users to case files, orders, and messages through a web browser regardless of the users’ location and without any software licenses. The DS Core digital platform is designed to enable more precise and simplified cloud storage, optimize diagnostic capabilities, and streamline existing workflows and collaborations with laboratory partners and specialists. Innovations include: the Company’s Primeprint Solution, which provides medical-grade 3D printing; Primescan Connect, which offers a laptop-based version of Primescan; the SmartLite Pro EndoActivator which serves as a new irrigation solution for root canal procedures; and the Axano treatment center combining smart design with efficient workflows. During 2022, the Company also introduced its premium EV Implants System for providing implants that are harmonized, simplified and digitally enabled, as well as its enhanced orthodontic offering SureSmile Solutions, inclusive of a whitening kit, retainers, and the VPro orthodontic device, which uses high-frequency vibration to reduce discomfort in aligner treatment.

During 2023, the Company launched key digital dentistry offerings within the DS Core platform including the SureSmile Simulator and several updates to DS Core. The SureSmile Simulator creates a 3D visualization of patients’ potential new smile to be achieved in clear aligner treatment using uploads from a Primescan intraoral scanner. The newly introduced DS Core Communication Canvas expands the digital platform’s tools for communication with patients through images and scans along with annotations by the dentist. DS Core’s lab connectivity features enable digital collaboration between dentists and their preferred lab by inviting them to the platform, or dentists can discover new specialists offering services tailored to their needs. The DS Core platform was expanded to allow integration with select third-party equipment. Also in 2023, the Company released expanded milling and printing materials to enhance the Primeprint and Primemill Solutions and workflows for patient-specific nightguards and splints. The Company continued to expand its innovative endodontic solutions with the X-Smart Pro+ motor with an integrated apex locator designed for responsive control and precision in root canal procedures. The Company also introduced the Midwest Energo series of electric handpiece instruments, as well as Ossix Agile, an innovative pericardium based membrane delivering long-lasting barrier effect and predictable results to periodontic procedures. Additionally, the Company continued to expand its offering of leading continence care with the Navina Mini and LoFric Origo Flexible.

R&D investments include activities to accelerate product and clinical innovation and discipline and develop potential improvements to the manufacturing process. These investments also support engineering efforts that incorporate customer feedback into continuous improvement for current and next-generation products, with the objective to achieve more frequent development and release cycles. The Company also undertakes pre-commercialization trials and testing of technological improvements prior to inception of the manufacturing process. As is true across its other functions, the Company regularly enhances how R&D is conducted by identifying best practices, driving efficiencies, and optimizing cost structure to enable a more effective development process with a strategic focus on innovation process discipline. We are also looking to increasingly utilize an enterprise approach to funding that employs a returns-based mindset with the goal of allocating R&D spending to those areas with the highest return. In addition to internal product development, the Company also pursues external R&D opportunities, including acquisitions, licensing, or other arrangements with third parties. The Company’s plans for investment in product development include maintaining a level of R&D spending that is at approximately 4% of annual net sales with a focus on innovation in and expansion of digital workflow solutions and other platform offerings. In particular, the Company continues to prioritize ongoing investments in software development for improved collaboration, cloud connectivity of devices, and a clinical application suite.

Clinical Education

In 2023, the Company expanded its investments in clinical education as a key value driver to leverage its global footprint, enhance digital content, and strengthen our clinical network. As part of this objective, the Company remains committed to participation in clinical research demonstrating the efficacy of our products prior to market introduction, and in supporting the clinical education and technical training of dental professionals. Dentsply Sirona has 57 academies and education centers in 35 countries worldwide that are home to state-of-the-art training facilities which provide training both directly and through third party content for dental professionals seeking clinical and technical continuing education. The academies offer hands-on teaching, live lectures, and on-demand webinars and courses which are taught by a diverse range of internationally known experts in all fields of dentistry. In 2023, we delivered more than 9,200 training courses to dental professionals through in-person, online, and hybrid formats. As part of these courses, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments. Additionally, we maintain ongoing consulting and educational relationships with various dental associations and recognized worldwide opinion leaders in the dental field. Initiatives to support clinical education also include partnerships with research institutions and dental and medical schools, and the offering of education tracks at our premier DS World trade and professional education events, which hosted approximately 7,000 participants in 2023 in Las Vegas, Nevada, Spain, Italy and the United Arab Emirates. These investments in clinical education allow us to reinforce and develop relationships with dental professionals. We also annually support the achievements of dental students conducting innovative research through its Student Competition for Advancing Dental Research and its Application Awards program.

Through our internal research centers as well as through our collaborations with external research institutions, dental and medical schools, the Company directly invests in the development of new products, the improvement of existing products and advancements in technology. These investments include an emphasis on research in digital data sharing technology, including the incorporation of long-term artificial intelligence and machine learning. The continued development of these areas is a critical step in meeting the Company’s strategic goal to be a leader in defining the future of dentistry and preparing the next generation of dental practitioners.

Operating and Technical Expertise

Dentsply Sirona believes that its manufacturing capabilities are important to its success. The manufacturing processes of the Company’s products require substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. The Company endeavors to automate its global manufacturing operations in the interest of improving product quality and lowering costs.

Financing

Information about Dentsply Sirona’s working capital, liquidity and capital resources is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Competition

The Company conducts its global operations, under highly competitive market conditions. Competition in the industries for dental technology and equipment, dental consumables, and continence care products is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by clinicians, technicians and patients. Dentsply Sirona believes that its principal strengths include its well-established brand names, its end-to-end dental portfolio, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its global sales force, the breadth of its distribution network, its commitment to customer satisfaction and support of the Company’s products by dental and medical professionals.

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some of the same types of products as those produced by the Company, but no single competitor produces the breadth of products that are produced by the Company.

Regulation

The development, manufacture, sales and distribution of the Company’s products are subject to comprehensive governmental regulation both within and outside the United States. The following sections describe some, but not all, of the significant regulations that apply to the Company. For a description of the risks related to the regulations that the Company is subject to, please refer to Item 1A, “Risk Factors,” of this Form 10-K.

The majority of the Company’s products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”), Council Directive 93/42/EEC on Medical Devices (“MDD”) (1993) in the European Union (“EU”), which was updated to the EU Medical Device Regulation (“MDR”) in 2021 (and implementing and local measures adopted thereunder) and similar international laws and regulations. The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

Dental and medical devices sold by the Company in the United States are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the EU, the Company’s products are subject to the medical device laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. The Company’s products in Europe bear the CE mark showing that such products comply with European regulations. The Company’s products classified by the EU MDD were mandated to be certified under the new MDR. These regulations also applied to all medical device manufacturers who market their medical devices in the EU and all such manufacturers had to perform significant upgrades to quality systems and processes including technical documentation and subject them to new certification under the EU MDR in order to continue to sell those products in the EU. Although all medical device manufacturers were required to certify their Class I products by May 2021, on March 15, 2023, the EU extended the MDR transition periods to December 31, 2027 for Class III and implantable Class IIb devices and December 31, 2028 for non-implantable Class IIb and lower risk devices and for Class I devices (each such Class as defined in the EU MDR regulations) that are a higher class under the MDR. This also includes completion of certified quality management systems by May 26, 2024. The Company remains focused on ensuring that all its products that are considered to be medical devices will be fully certified as required by the EU MDR dates and timelines.

Beginning in late 2022, the Chinese government launched a national program for volume-based, centralized medical device and consumables procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of medical devices and other products. Under the program, the government will award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sales volume for at least a year, giving the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices in order to win a bid and may also enable successful bidders to lower their distribution and commercial costs. The program, which took effect in the first half of 2023, resulted in a temporary reduction in net sales of our implants products during that period due to reduced prices, which was offset by higher volume of net sales in the second half of 2023. Future expansion of the program by the Chinese government could result in reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges.

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

The Company’s production and sales of products is further subject to regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”) and others enforced by the Environmental Protection Agency (“EPA”) or equivalent state agencies, and the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”). In the sale, delivery and servicing of the Company’s products to other countries, it must also comply with various domestic and foreign export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Department of Commerce’s Bureau of Industry and Security (“BIS”) and similar international governmental agencies, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the respective government. Despite the Company’s internal compliance program, policies and procedures may not always protect it from reckless or criminal acts committed by its employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment. Due in part to its direct-to-consumer model, the Company’s Byte aligner business in the United States is subject to various state laws, rules and policies which govern the practice of dentistry within such state. Byte contracts with an expansive nationwide network of independent licensed dentists and orthodontists for the provision of clinical services, including the oversight and control of each customer’s clinical treatment in order to comply with these regulations and ensure that the business does not violate rules pertaining to the corporate practice of dentistry.

The Company is subject to domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the California Consumer Privacy Act, the European General Data Protection Regulation (the “GDPR”), China’s Personal Information Protection Law, the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. HIPAA, as amended by the HITECH Act, the GDPR and similar data-privacy laws applicable in non-U.S. jurisdictions, restrict the use and disclosure of personal health information, mandate the adoption of standards relating to the privacy and security of individually identifiable health information and require us to report certain breaches of unsecured, individually identifiable health information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

The Company believes it is in substantial compliance with the laws and regulations that regulate its business. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See Item 1A, “Risk Factors,” of this Form 10-K for additional detail.

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

Our policy is to protect its products and technology through patents and trademark registrations both in the United States and in significant international markets. The Company monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. Dentsply Sirona believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark. Additional information regarding certain risks related to our intellectual property is included in Item 1A “Risk Factors” of this Form 10-K and is incorporated herein by reference.

Human Capital

Our employees are core to our Company, and their contributions enable the success of our business. As of December 31, 2023, our organization and its subsidiaries employed approximately 15,000 employees across the globe. Of these employees, approximately 3,500 were employed in the United States. Some employees outside of the United States, particularly in Europe, are covered by collective bargaining agreements, union contracts, worker councils or other similar programs. Our talent strategy prioritizes attracting, engaging, developing, and retaining talent to support our business strategy. We strive to foster a diverse and inclusive environment where every employee can grow and perform at their best.

Attract, Engage, Develop & Retain

In 2023, we continued to evolve our talent strategy to support business priorities. We continued deployment of our Emerging Talent program focused on attracting early-career employees through strategic partnerships with Historically Black Colleges and Universities and local trade schools. The comprehensive program provides rotational assignments, on-the-job experiences, networking events, development sessions and executive interactions. We offer global learning and development opportunities including a partnership with LinkedIn Learning which offers thousands of on-demand learning modules in multiple languages and our custom leadership development framework to assess, develop and coach leaders at multiple levels. Our robust set of tools for goal setting and development planning is designed to support future-focused growth including our employee-led career mapping and global mentor matching programs. We also offer regular performance feedback, development planning and talent review processes in an automated format for our professional employees.

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

Compensation and Benefits

As part of our total rewards philosophy, we offer competitive compensation and benefit programs designed to attract, retain, and motivate top talent. We are committed to providing and administering these programs in a way that treats our employees at all levels fairly and equitably. Our total rewards offerings vary by country and include an array of programs that support our employees’ financial, physical, and mental well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off (including for charitable actions), leave programs, flexible work schedules and employee assistance programs.

Diversity, Equity & Inclusion

Diversity in our organization is a source of great strength. We provide opportunities for all employees to bring their perspectives, experiences, and lenses to the workplace. Our commitment to a diverse workforce helps us create robust solutions to our customers’ challenges and drive innovation. We strive to foster an environment in which our teams feel inspired and empowered to bring their “whole selves” to work and bring new ideas to the table. We have a Diversity, Equity & Inclusion strategy focused on embedding diversity, equity & inclusion into our culture.

As part of our sustainability program, BEYOND: Taking Action for a Brighter World, we are striving to achieve global gender pay equity and global gender parity by 2025. We are members of the Paradigm for Parity cross-sector diversity commitment – a coalition of more than 150 CEOs, executives, board members, founders and experts dedicated to providing women equal opportunity and power.

Diversity, Equity & Inclusion Council

Our Diversity, Equity & Inclusion Council is a group of demographically and functionally diverse employees from across the world dedicated to enabling our diversity, equity & inclusion efforts by championing initiatives that support the organization internally and externally. A top priority of the Diversity, Equity & Inclusion Council is to equip leaders to discuss and be accountable for driving sustained diversity, equity, and inclusion progress.

Employee Resource Groups

The purpose of our Employee Resource Groups (“ERGs”) is to foster a diverse, equitable and inclusive environment as they participate in successfully executing our strategy. As of December 31, 2023, our employees have led establishment of nine ERGs consisting of approximately 3,800 members from across the globe. Our ERGs focus on developing talent, increasing employee engagement, and creating awareness through allyship. We consistently recognize high participation in employee resource group-led events.

Training and Awareness

We offer a catalog of on-demand diversity, equity & inclusion training options aimed at strengthening awareness. A standout offering is our ongoing “Conversations of Understanding” sessions. Employees are invited to register for these small group discussions where internal volunteers share experiences on varying diversity, equity, and inclusion topics to generate healthy discussion and awareness.

Talent Acquisition

Our organization has talent sourcing guidelines requiring diverse and internal candidate interview slates. To increase internal mobility, we offer career development options and utilize our talent review processes to highlight diverse talent. We educate our hiring managers on inclusive hiring practices.

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

Employee Health & Safety Matters

The health and safety of our employees are of utmost importance to us. We have a dedicated Employee Health & Safety (“EHS”) program that provides global processes and trainings and monitors our progress against set goals. Our actions are in line with EHS frameworks and certifications such as OHSAS 18001 and ISO 45001. We also have a Corporate Crisis Management Team, prepared to respond to crisis situations with which we may be confronted on a global scale in a prompt and efficient manner.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors, and implementation of strategic initiatives which may impact sales levels in any given period. More broadly, our business is impacted by macroeconomic conditions including changes in global supply chain constraints, growth rates, interest rate variability, labor and energy costs, and geopolitical conflicts, which can impact manufacturing costs as well as demand for our products. Demand can also fluctuate based on the timing of dental trade shows where promotions are offered, major new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, or other disruptions such as global pandemics. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax planning which can impact the timing of our consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe.

Although the backlog on products is generally not material to the financial statements due in part to the Company’s efforts to maintain short lead times within its manufacturing, levels can fluctuate and affect sales in certain periods due to supply chain disruption and unavailability of required inputs.

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

Item 1A. Risk Factors

Summary

The following is a summary of the significant risk factors that could materially impact our business, financial condition or future results, including risks related to our businesses, our international operations, our regulatory environments, ownership of our common stock, and other general risks:

•Management previously identified material weaknesses in our internal control over financial reporting, some of which resulted in errors in previously issued financial statements. Although these material weaknesses have all been remediated as of December 31, 2023, should they recur, or if we experience additional material weaknesses in the future, we may be unable to accurately and timely report financial results or comply with the requirements for public companies, which could cause the price of our common stock to decline or limit our access to the capital markets.
•We may be subject to additional litigation and regulatory examinations, investigations, proceedings or court orders as a result of or relating to the 2022 internal investigation which included certain financial reporting matters, which is now complete, and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.
•Lack of global standardized processes, centralization of transaction management and/or failures to execute could result in control deficiencies and adversely impact management’s assertions and financial reporting.
•We rely heavily on information and technology to operate both our businesses and our technology dependent product solutions portfolios, and any cyber incidents with respect to our information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm our operations and have a material impact on our business and financial results.
•Evolving governmental oversight of the use of personal information, cross-border data transfer restrictions and the use of AI, as well as other technology regulations, may adversely affect our business.
•We may be unable to develop innovative products and solutions to stimulate customer demand.
•Damage to our reputation or brand could negatively impact our business, financial condition or results of operations.
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
•We may fail to realize the expected benefits of our strategic initiatives, including recently executed or potential future restructuring and other business transformation efforts.
•We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.
•Our failure to protect our proprietary technology could have an adverse impact on our competitive position.
•Our financial results may be adversely impacted if our products are found to infringe upon the intellectual property rights of others.
•Changes in our credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.
•A breach of the covenants under our debt instruments outstanding from time to time could result in an event of default under the applicable agreement.
•We may not be able to repay our outstanding debt if we do not generate sufficient cash flow to service our debts and cross default provisions may be triggered due to a breach of covenants under our existing indebtedness.
•Our foreign currency hedging and cash management transactions may be ineffective or only partially mitigate the impact of exchange rate fluctuations, exposing us to unexpected volatility.
•Due to the global nature of our business, including increasing exposure to markets outside of the United States, political or economic changes or other factors could harm our business and financial performance.
•Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect our effective tax rate.
•We may be unable to obtain necessary product approvals and marketing clearances.
•Our doctor-directed, direct to customer clear aligner business could be adversely affected by challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.
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
•Our business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders which, if not complied with, subjects us to civil or criminal penalties or other liabilities.
•The market price for our common stock may continue to be volatile as a result of a number of factors, including quarterly operating results.
•Certain provisions in our governing documents, and of Delaware law, may make it more difficult for a third party to acquire us.
•Our business may be adversely affected by changes in global economic conditions, including inflation, rising interest rates, and supply chain shortages.
•Talent gaps and failure to manage and retain top talent may impact our ability to manage our operations, execute strategic initiatives and grow the business.
•We face the inherent risk of legal actions, including litigation, product liability claims, and other regulatory or compliance matters.
•Climate change and related natural disasters could negatively impact our business and financial results.
•Expectations relating to environmental, social and governance considerations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Below is a full description of each of such significant risk factors.

RISKS RELATED TO OUR INTERNAL CONTROLS

Management previously identified material weaknesses in our internal control over financial reporting, some of which resulted in errors in previously issued financial statements. Although these material weaknesses have all been remediated as of December 31, 2023, should they recur, or if we experience additional material weaknesses in the future, we may be unable to accurately and timely report financial results or comply with the requirements for public companies, which could cause the price of our common stock to decline or limit our access to the capital markets.

A description of the material weaknesses that were remediated during fiscal year 2023 is included under Item 8 of this Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Although we devoted substantial resources to the remediation efforts to address the identified material weaknesses and prevent additional material weaknesses from occurring, it cannot be assured that the measures we have taken will be sufficient to avoid potential future material weaknesses. Accordingly, there is a reasonable possibility that a reoccurrence of the material weaknesses identified under Item 8 on this Form 10-K, or other material weaknesses or deficiencies identified in the future, could result in a misstatement of accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any material weaknesses identified in the future could adversely affect investor confidence in our financial statements and cause the price of our common stock to decline or limit our access to the capital markets.

We may be subject to additional litigation and regulatory examinations, investigations, proceedings or court orders as a result of or relating to the 2022 internal investigation which included certain financial reporting matters, which is now complete, and if any of these items are resolved adversely against us, it could harm our business, financial condition and results of operations.

As previously disclosed in 2022, we voluntarily contacted the SEC to advise that the Audit and Finance Committee was conducting an independent investigation regarding certain financial reporting matters, and we are continuing to cooperate with the SEC. The SEC’s investigation is ongoing. Additionally, several securities class action lawsuits were filed against us following our announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. As a result of the previously reported material weaknesses in internal control over financial reporting which have been remediated as of December 31, 2023, we may face additional litigation and regulatory examinations, investigations, proceedings or court orders, including additional cease and desist orders, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties and other equitable remedies. Our management has devoted and may be required to further devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our reputation, business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating the claims underlying and defending these matters and expect to continue to expend our resources to conclude these matters. Accordingly, the ongoing SEC investigation and any related litigation could result in distraction to management and entail risks and uncertainties, the outcome of which could adversely affect our results of operations and our reputation. For further information, see Note 21, Commitments and Contingencies, discussing the securities class action lawsuits, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Lack of global standardized processes, centralization of transaction management and/or failures to execute could result in control deficiencies and adversely impact management’s assertions and financial reporting.

We currently have disparate systems, including Enterprise Resource Planning (“ERP”) systems, across the organization which may result in the potential inability to obtain and analyze business data and increases in budgets due to higher costs stemming from system upgrades, and may pose business partner connection challenges. Non-standardized processes and ineffective controls could result in an inability to aggregate and analyze data in a timely and accurate manner and may lead to inaccurate or incomplete financial and management reporting and delays in financial reporting to management, regulators and/or shareholders. Inaccurate or incomplete financial reporting and disclosures could also result in noncompliance with applicable business and regulatory requirements and the incurring of related penalties or fines. As a result, the data required to manage the business may not be complete, accurate or consistent, resulting in the potential for misleading or inaccurate reporting for key business decisions. We continue to focus on standardizing our processes, improving our financial systems, maintaining effective internal controls and centralizing transaction management and execution so as to provide continued assurance with respect to our financial reports, support the continued growth of the business, and prevent financial misstatement or fraud. In 2023, we began a process of implementing a new global ERP system, which will upgrade and standardize our existing information systems. However, this new ERP system will take several years to implement, will require significant resources to integrate with the Company’s other business processes, and even at its completion may not be fully successful in providing standardization sufficient to address these risks once completed. For further information, refer to the risk factor titled “We may fail to realize the expected benefits of our strategic initiatives, including recently executed or potential future restructuring and other business transformation efforts.”

RISKS RELATED TO OUR BUSINESSES

We rely heavily on information and technology to operate both our businesses and our technology dependent product solutions portfolios, and any cyber incidents with respect to our information and technology infrastructure, whether by deliberate attacks or unintentional events, could harm our operations and have a material impact on our business and financial results.

We are exposed to the risk of cyber incidents, which can result from deliberate attacks or unintentional events, in the normal course of business. We use web-enabled and other integrated information and technology systems to manage our business, and deliver products and services to customers. In particular, the 2022 launch of our cloud solution DS Core, a platform that integrates digital dentistry workflows across devices, has introduced new potential vulnerabilities to cyber attacks within our service delivery model. We expect that the breadth and complexity of our information and technology systems will increase as we expand the services enabled by the DS Core platform and further develop our ERP systems and product offerings to utilize artificial intelligence (“AI”) and analytics. As a result, we will increasingly be exposed to risks inherent in the development, integration and operation of the evolving information and technology supporting our product platforms, as well as our own internal infrastructure, including:

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

We also utilize systems, applications and data storage provided and maintained by third parties, including those delivered through cloud-based solutions. Any disruptions to or deterioration of our distribution partners’ or service providers’ information and technology infrastructures could pose a threat to our operations and harm our business.

We continue to experience an increase in cyber threats focused on gaining unauthorized access to our information and technology infrastructure for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Although we take measures designed to protect such information from unauthorized access, use or disclosure, our and our service providers’ infrastructures and storage applications may be impaired due to unauthorized access by hackers, ransomware, phishing attacks, human error, malfeasance, natural disasters, telecommunications and electrical failures and other disruptions. Cyber threats are rapidly evolving and are becoming increasingly sophisticated, with an increase in the frequency of cyber incidents. Like other large, global companies, during the normal course of business, we have experienced and expect to continue to experience cyber threats, attacks and other attempts to compromise our information system, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations to date. Anyone who circumvents our security measures could misappropriate proprietary information, including information regarding us, our employees, our service providers and/or our customers, or cause interruptions in our operations. We cannot provide assurances that, although past cybersecurity incidents have not had a material effect on our business or operations to date and despite our efforts to ensure the integrity of our systems and the measures that we or our service providers take to anticipate, detect, avoid or mitigate such threats, a future cyberattack would not result in material harm to us or our business and results of operations. For example, certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event occurs and we may be unable to anticipate these techniques or implement adequate preventive measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of our information could compromise intellectual property and expose sensitive business information. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. Cyberattacks could also cause us to incur significant costs to recover from breaches, disrupt key business operations and divert attention of management and key information technology resources.

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

AI-based platforms and tools are increasingly being used in the consumer health industries, and our use of this technology, as well as its use by our business partners with access to our confidential information, including trade secrets, may continue to increase and could lead to the unintentional release of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. Additionally, the advancement of AI and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails. Our use of AI and the use of AI by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners.

The materialization of any of these risks may impede the utilization of the Company’s product offerings, the processing of data and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Disaster recovery plans, where in place, might not adequately protect us in the event of a system failure. Further, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, human error or similar events at our various computer facilities could result in interruptions in the flow of data to our servers, although we have not yet experienced such an interruption.

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

Any of the foregoing incidents could also subject us to liability, expose us to significant expense, or cause significant harm to our reputation and result in lost revenue. While we have invested and continue to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate us from cyber incidents, technology disruptions or data loss and the resulting adverse effect on our operations and financial results.

Evolving governmental oversight of the use of personal information, cross-border data transfer restrictions and the use of AI, as well as other technology regulations, may adversely affect our business.

We collect personally identifiable information (“PII”) and other data as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The EU General Data Protection Regulation (“GDPR”), for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or our officers, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Moreover, global regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our products or services or restrict our ability to store and process data or, in some cases, impact our ability to offer future digital dentistry products and services in certain locations or our ability to deploy our solutions globally. The costs of compliance with and other burdens imposed by these types of laws, regulations and standards may limit the use and adoption of our products or services, reduce overall demand for our products or services, lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

The importance of privacy laws, rules and regulations specifically for the healthcare and medical device industry is constantly growing, as personal data has become an integral part of doing business in our sector, and the legal standards are evolving and becoming more complex worldwide. For instance, the GDPR, applicable as of 2018 and still one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and fines are now increasingly being levied on businesses. Fines for noncompliance with the GDPR can amount to up to €20 million or 4% of the total worldwide annual sales from the preceding financial year (whichever is higher) and may be imposed in conjunction with the exercise of the authority’s investigatory and corrective powers. The GDPR’s extraterritorial scope makes it applicable to our U.S.-based legal entities whenever our business activities, systems and products process the personal data of EU residents. Additionally, privacy laws, rules and regulations are also rapidly developing in other regions, including China, Brazil and South Korea, and is expanding through the United States, state by state (e.g., California, Virginia, Colorado, Connecticut, and Utah), in parallel with federal privacy laws protecting sensitive health information. These varying laws, rules, regulations and industry standards impact our businesses to the extent we rely on the use of personal data and create significant compliance challenges while maintaining our global reach. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party.

In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI by us and by our business partners. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit the ability of the Company and our business partners to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

New and more stringent multinational, national and state technology legislation and regulations may be adopted in 2024 and beyond. We cannot predict all the jurisdictions in which new legislation, regulation or enforcement might arise, the scope of such legislation, regulation and enforcement, or the potential impact to our business and operations of any such changes. Failure to comply with U.S. and international technology laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

We may be unable to develop innovative products and solutions to stimulate customer demand.

The worldwide markets for dental and continence care products are highly competitive and are subject to rapid and significant technological disruption through new product introductions, changes in consumer preferences, and evolving industry standards and best practices. Our patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that our products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on our investment in product development. If product demand decreases, or if our newly introduced products are not accepted by our customers, our revenue and profit could be negatively impacted. Important factors that could cause demand for our products to decrease include changes in:

•business conditions, including downturns in the dental industry, regional economies, and the overall economy;
•the level of customers’ inventories;
•competitive and pricing pressures, including actions taken by competitors; and
•customer product needs and customer/patient lifecycle.

If we fail to innovate existing technologies or develop new technologies through our research and development process consistent with changing consumer preferences or to differentiate our products relative to our competition, our technology or products may become obsolete and cause us to lose market share and revenue. We have identified the development of new technologies and products as an important part of our growth strategy. There is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render our products obsolete, and there is no assurance that capital allocated to R&D will yield expected benefits. Additionally, the rapid pace of technological advancements may accelerate amortization faster than we anticipated or impair investments in our software technology, which could negatively impact our results.

Damage to our reputation or brand could negatively impact our business, financial condition or results of operations.

We seek to maintain our reputation for delivering innovative and effective solutions to advance patient care and deliver better, safer, and faster dentistry and continence care under a strong portfolio of world-class brands. Successful promotion of our brand depends on multiple factors, including our marketing efforts and our ability to deliver a superior customer experience, develop innovative products, and successfully differentiate our offerings from those of our competitors. Additionally, the strength of our brand relies on continued effective use of our distribution network and customer service platforms. The promotion of our brand requires us to make substantial expenditures, including recent investments in enhancing customer experience, and we anticipate the need for such expenditures to continue. Our brand promotion activities may not be successful in maintaining our current level of revenue or yielding increased revenue. If we do not successfully position our brand and reputation as an industry leader, our business and operating results may be adversely affected.

Additionally, our brand depends on our reputation for offering high-quality solutions meeting the highest of safety standards. To safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our products, including incremental investments in improved quality control during the course of 2023. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships or failure to adequately protect the relevance of our brands may lead to litigation, customers purchasing from our competitors, or consumers purchasing other brands or private label items not manufactured by us, any of which could have a material negative impact on our business, financial condition or results of operations.

Our ongoing business operations may be disrupted for a significant period of time, resulting in material operating costs and financial losses.

We operate in more than 150 countries and our and our suppliers’ manufacturing facilities are located in multiple locations around the world. Potential events such as extreme weather, natural disasters, regional epidemics or global pandemics, worker strikes and social and political actions, such as trade wars, regional wars or conflicts or other events beyond our control, could impact our ongoing business operations, including potential critical third-party vendor disruptions or failure to adhere to contractual obligations affecting our supply chain and manufacturing needs or the loss of critical information technology and telecommunications systems. Although we maintain multiple manufacturing facilities, a large number of the products manufactured by us are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays, increased expenses, and may damage our business and results of operations. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, such events could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results.

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

We continue to generate a substantial portion of our revenue through a limited number of distributors that provide important sales, distribution and service support to the end-user customers. Together, our two largest distributors, Patterson and Henry Schein, accounted for approximately 21% of our annual revenue for the year ended December 31, 2023, and it is anticipated that they will continue to be the largest distribution contributors to our revenue through 2024. We may be unable to execute our key strategic activities and investments due to operation disruptions impacting our distributors or the competing priorities of our distribution partners which may introduce additional competing private label, generic, or low-cost products that compete with our products at lower price points. If these competing products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on our results of operations and financial condition.

Additionally, some parts of the dental market continue to be impacted by price competition that is driven in part by the consolidation of dental practices, the growing significance of DSOs, innovation and product advancements, and the price sensitivity of end-user customers. There can be no assurance that our distribution partners will purchase any specified minimum quantity of products from us or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from us, or if changes in our promotional strategies and investments result in changes in our distributor relationships, it could have a material adverse effect on our results of operations and financial condition.

We rely in part on our distributor and customer relationships and predictions of distributor and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from our predictions, resulting in our projections of future results being different than expected. These changes may be influenced by changing relationships with distributors and customers, economic conditions and customer preference for particular products. There can be no assurance that distributors and customers will maintain levels of inventory in accordance with our predictions or past history, or that the timing of customers’ inventory build-up or liquidation will be in accordance with our expectations or historical experience. Additionally, we periodically upgrade or replace our various software systems, including our customer relationship management systems. If we encounter unforeseen problems with new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted. Any disruptions to our distributors’ operations or systems may result in delays in orders and shipments, and prevent our products from being timely delivered to the market.

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

When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a valuation or on terms that are less favorable than we had anticipated, or with the exclusion of select assets. Dispositions may also involve continued involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, the performance of the acquired or divested business, or other conditions outside our control, could affect our future financial results.

Additionally, if we make acquisitions, they may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect our financial results. Any financing that we might need for acquisitions may only be available on terms that restrict our business or that impose additional costs that reduce our operating results.

We may fail to realize the expected benefits of our strategic initiatives, including recently executed or potential future restructuring and other business transformation efforts.

In order to operate more efficiently and control costs, during the course of 2023, we made organizational restructuring changes in order to simplify structure, enhance profitability, improve operational performance and drive growth. These plans included implementation of a new operating model with five global business units designed to drive enterprise integration and align the product portfolio with our growth strategy, commencement of our central functions and infrastructure optimization to support efficiency of the overall organization, and other initiatives aimed at delivering cost savings to fund critical investments in 2023 and to position the Company for sustainable future growth. The failure to execute such initiatives as part of our business strategy could minimize the expected benefits to the organization resulting in potential adverse impacts to ongoing operations and cost overruns.

As part of these initiatives, we are in the process of implementing a new global ERP system, which will upgrade and standardize our existing information systems. In 2023, we started to make capital investments in this system which has resulted in significant costs and uses of cash, and which will continue to result in additional costs and uses of cash in future periods. Implementation is expected to take several years to complete. Cost overruns or any disruptions, delays or complications in the course of making this transition could lead to higher than anticipated capital investments and related costs, distract from the operation of our core business, or result in failures to produce financial information accurately and timely. Additionally, any delay or other failure to achieve our implementation goals may adversely impact our financial results. The failure to either deliver the application on time or anticipate the necessary readiness and training needs could lead to business disruption and loss of business. Failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

Additionally, our ability to achieve the benefits from any of our strategic initiatives within the expected time frame is subject to many estimates, assumptions and other factors that we may not be able to control. We may also incur charges related to restructuring plans that are higher than anticipated, which would reduce our profitability in the periods such charges are incurred.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the timing of strategic investments, we may fail to realize expected efficiencies and benefits, such as the goals for net sales growth or operating margins, or may experience a delay in realizing such efficiencies and benefits, and our operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of third parties, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on our relationship with labor unions or works councils, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our sales growth and other results of operations, cash flows or financial condition, or competitive position.

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, royalty rates, and operating margin percentages of the business as well as current market conditions affecting the dental and medical device industries in both the United States and globally. Given the uncertainty in the marketplace and other factors affecting management’s assumptions underlying our discounted cash flow model, the assumptions and projections used in the analyses may deviate materially from future assumptions and projections and our current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge at that time.

In preparing the financial statements for the quarter ended September 30, 2023, the Company identified indicators of a more likely than not impairment related to its Connected Technology Solutions reporting unit, which comprises all the Connected Technology Solutions segment. As a result, the Company recorded a pre-tax goodwill impairment charge as of September 30, 2023, related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions segment.

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

The carrying values of indefinite-lived intangible assets impaired in the third quarter of 2023 were $215 million and $23 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, as of December 31, 2023. As the fair value of these indefinite-lived intangible assets continues to approximate carrying value as of December 31, 2023, any further decline in key assumptions could result in additional impairments in future periods.

As of December 31, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had changed the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the fourth quarter and concluded there were no such indicators. At December 31, 2023, the Company has $452 million of indefinite-lived intangible assets and $2.4 billion of goodwill recorded on its balance sheet.

Our failure to protect our proprietary technology could have an adverse impact on our competitive position.

Our financial results may be adversely impacted if third parties infringe upon our intellectual property rights or misappropriate our technologies and trademarks for their own businesses. To protect our rights to our intellectual property, we rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with our employees, strategic partners and others. We cannot assure you that any of our patents, any of the patents of which we are a licensee or any patents which may be issued to us or which we may license in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. The protective steps that we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect or protect against the unauthorized use or misappropriation of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which we will offer, or intend to offer, our products. Any failure to adequately protect our intellectual property rights could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

Litigation may be necessary to assert claims against other parties, enforce patents owned by or licensed to us from another party, protect our trade secrets or know-how, or determine the enforceability, scope and validity of our proprietary rights. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from commercializing our products. If we become involved in litigation, we may incur substantial expense, and the proceedings may divert the attention of key personnel, even if we ultimately prevail. Our success will depend in part on our ability to obtain patents for technology in our products and defend infringement on our patents by third parties that relate to our products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that we face with respect to our patents and patent applications include the following:

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

Our financial results may be adversely impacted if our products are found to infringe upon the intellectual property rights of others.

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Litigation may be necessary to defend against any such claims of infringement of rights owned by third parties that are asserted against us. In addition, it may be necessary to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, to determine the priority of inventions, which could result in substantial costs. Acquisitions by us of products, technologies or processes, either through acquisitions of businesses or assets, that are found to infringe upon the intellectual property rights of others and the resulting changes to the competitive landscape of the industry could further increase this risk.

If we become involved in litigation or interference proceedings, we may incur substantial expense, and the proceedings may divert the attention of key personnel, even if we ultimately prevail.

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

We utilize short and long-term debt markets to obtain capital from time to time. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic impacts, including natural disasters, pandemics, geopolitical conditions or other catastrophic events, may result in significant disruption in the credit markets, which may adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

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

We have debt securities outstanding of approximately $1.9 billion as of December 31, 2023. We also can incur up to $700 million of indebtedness under the multi-currency revolving credit facility (“2023 Credit Facility”), as discussed below, and may incur significantly more indebtedness in the future.

Our current debt agreements contain a number of covenants and financial ratios, which we are required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, we are required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the Note Purchase Agreement. Many of our subsequent private outstanding debt agreements have been amended to reflect these covenants. We may need to reduce the amount of our indebtedness outstanding from time to time to comply with such ratios, though no assurance can be given that we will be able to do so. Our failure to maintain such ratios or a breach of the other covenants under our debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness.

Any future violations of the covenants under our debt agreements may hurt our reputation and credibility with our stockholders and our debt holders and may compromise our future ability to finance our operations through the public equity or debt markets.

Breach of covenants could have additional negative consequences including, but not limited to the following:

•increased difficulty to satisfy our obligations with respect to our indebtedness;
•requiring us to dedicate significant cash flow from operations to the repayment of principal and interest payments on our indebtedness, which would reduce the funds we have available for other purposes, including working capital, capital expenditures, research and development, dividends, share repurchases and acquisitions; and
•reducing our flexibility in planning for or reacting to changes in our business and market conditions.

There is no guarantee that we will be able to renew or replace our existing debt agreements as they become due, including debt instruments with principal of $74 million maturing in October 2024, which would harm our overall liquidity.

We may not be able to repay our outstanding debt if we do not generate sufficient cash flow to service our debts and cross default provisions may be triggered due to a breach of covenants under our existing indebtedness.

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

Our foreign currency hedging and cash management transactions may be ineffective or only partially mitigate the impact of exchange rate fluctuations, exposing us to unexpected volatility.

Due to the global nature of our business, movements in foreign exchange rates may impact our consolidated statements of operations, consolidated balance sheets and cash flows. With approximately two-thirds of our sales located outside the United States, our consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar as compared to certain foreign currencies. Additionally, movements in certain foreign exchange rates may impact our results of operations, financial condition and liquidity since a number of our manufacturing and distribution operations are located outside of the United States. Although we currently use and may in the future use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective, available through financial markets or that they will not create additional financial obligations for us.

We use foreign currency exchange forward contracts to reduce the effects of exchange rate fluctuations, which may limit our potential gains or expose us to losses. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

Most of our cash deposited with banks is not insured and would be subject to the risk of bank failure. Our total liquidity also depends in part on the availability of funds under our 2023 Credit Facility. The failure of any bank in which we deposit our funds or that is part of our 2023 Credit Facility could reduce the amount of cash we have available for operations and additional investments in our business.

RISKS RELATED TO OUR GLOBAL OPERATIONS

Due to the global nature of our business, including increasing exposure to markets outside of the United States, political or economic changes or other factors could harm our business and financial performance.

Approximately two-thirds of our sales are in regions outside the United States. In addition, we anticipate that sales outside of the United States will continue to expand and account for a significant portion of our revenue. Operating internationally is subject to uncertainties, including, but not limited to, the following:

•economic and political instability;
•import or export licensing requirements;
•additional compliance-related risks;
•trade restrictions and tariffs;
•product registration requirements;
•longer payment cycles;
•changes in regulatory requirements and tariffs, including recent restrictions in China on the proportion of certain medical equipment which can be imported;
•potentially adverse tax consequences; and
•trade policy changes.

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

Specifically, the Chinese government has implemented a volume-based procurement process designed to decrease prices for medical devices and other products, which has in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, or an incurrence of inventory-related charges. For further information, please see Part 1. Item 1, “Business - Regulation.” As a result of such program, which took effect in the first half of 2023, the Company experienced a temporary reduction in net sales of implant products in China, in part due to price reductions, which was offset by higher net sales volumes in the second half of 2023. We cannot predict future impacts of the volume-based procurement program on our business, including any expansion of the program to include additional products within our portfolio.

Certain of these risks may be heightened because of changing political climates which may lead to changes in areas such as trade restrictions and tariffs, regulatory requirements and exchange rate fluctuations, which may adversely affect our business and financial performance. For example, due to escalating tensions and the subsequent invasion of Ukraine by Russia, the United States, other North Atlantic Treaty Organization member states, the EU and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. These include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia. Russia may further respond in kind, and the continuation of the conflict may result in additional sanctions being enacted by the United States, other North Atlantic Treaty Organization member states, the EU or other countries. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, which, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by us or have other adverse impacts including increased costs of raw materials and inputs, manufacturing or shipping delays or increases in inflation rate, cyberattacks and supply chain challenges. Export controls implemented as part of sanctions could also restrict the sale of equipment or products containing U.S. developed software and technology into Russia.

For the year ended December 31, 2023, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $78 million. These net assets include $42 million of cash and cash equivalents held within Russia as of December 31, 2023. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

The recent terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government has resulted in significant unrest and uncertainty within that region, including the possibility that escalating violence and involvement of other terrorist groups from neighboring countries may further impact our employees and operations. The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one in southern Israel, and combined they employ approximately 300 associates. These facilities remain open and continue to operate. We may, however, determine to discontinue production for the safety of our employees, or we could face future production slowdowns or interruptions at either location due to the impacts of the war including personnel absences as several of our employees were called to active military duty, or due to other resource constraints such as the inability to source materials for production. For the year ended December 31, 2023, net sales of products manufactured at these sites comprised approximately 3% of our consolidated net sales and 13% of the net sales attributed to our Orthodontic and Implant Solutions segment. Net assets within Israel totaled $197 million as of December 31, 2023, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated our operations in country.

The full impact of these events on economic conditions in these regions is currently unknown and could have a material adverse effect on our results of operations, cash flows or financial condition.

Additionally, other events such as the outbreak of a global pandemic, including new variants of COVID-19, or other adverse public health developments could materially affect our business in a number of ways, including reduced demand for our products in certain regions or our inability to timely meet our customer’s orders, the failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks, transportation service providers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so and uncertainty in the global financial markets.

RISKS RELATED TO OUR REGULATORY ENVIRONMENTS

Changes in or interpretations of tax rules, operating structures, transfer pricing regulations, country profitability mix and regulations may adversely affect our effective tax rate.

As a company with global operations, we are subject to income taxes, as well as non-income-based taxes, in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable at the time made, the actual outcome could differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS or other tax authorities, disagree with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and changes in interpretations of tax laws. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change and could materially impact our effective tax rate.

Our corporate structure is intended to enhance our operational and financial efficiency and increase our overall profitability. The tax authorities of the countries in which we operate may challenge our methodologies for transfer pricing or change the way in which certain transactions are taxed which could materially increase our effective tax rate. In addition, certain governments are considering, and may adopt, tax reform measures that could significantly increase our worldwide tax liabilities.

The Organization for Economic Co-operation and Development (“OECD”) and other government bodies have focused on issues related to the taxation of multi-national corporations, including in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. Some of these proposals include a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate (“Pillar Two”). On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Other countries have made, or are actively considering, changes to their tax laws to adopt certain parts of the OECD’s proposals. Due to the large scale of our U.S. and global business activities, the enactment of Pillar Two legislation could increase tax uncertainty and could also have a material effect on the Company’s effective tax rate, financial position, results of operations, and cash flows.

The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

We may be unable to obtain necessary product approvals and marketing clearances.

We must obtain certain approvals and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell select products in those countries. These agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sales and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Various U.S. states also impose manufacturing, licensing, and distribution regulations.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required to market certain classes of new or modified medical devices. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties.

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

Our products that fall into the category of Class I as classified by the EU MDD were mandated to be certified under the new EU MDR. These regulations applied to all medical device manufacturers who market their medical devices in the EU and manufacturers were required to perform significant upgrades to quality systems and processes including technical documentation and obtain new certification under the EU MDR to continue to sell those products in the EU. Although all medical device manufacturers were required to certify their Class I products by May 2021, the EU MDR regulations for additional Classes of medical devices are mandated to be fully enforced by May 2024. This also includes completion of certified quality management systems to manufacturers quality management systems. On January 6, 2023, the EU Commission submitted a proposed amendment to extend the MDR transitional periods until December 31, 2027 for higher risk devices and December 31, 2028, for other medical devices to ensure continued access to medical devices for patients and to allow medical devices already placed on the market in accordance with the current legal framework to remain on the market. We remain focused on ensuring that all our products that are considered to be medical devices will be fully certified as required by the EU MDR deadlines. Additionally, the UK has negotiated an exit from the EU, (commonly referred to as Brexit) and, as a result, the EU CE marking will be recognized in the UK through the earlier of the expiration of the product’s CE certificate or June 2028. After which, the UK may impose its own differing regulatory requirements for products being imported from the EU into the UK.

Failure to comply with these rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial or regulatory authorities, increasing compliance risks.

Our doctor-directed, direct to customer clear aligner business could be adversely affected by challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.

Some state legislatures have passed legislation and other state legislatures have proposed legislation designed to preclude or significantly limit teledentistry. Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. Some state dental boards established rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. It is possible that the laws, rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenue to decline.

Third-party payors, including government health administration authorities, private health care insurers and other organizations, regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While we cannot predict what effect the policies of government entities and other third-party payors will have on future sales of our products, there can be no assurance that such policies would not cause our revenue to decline.

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

The U.S. government has expressed concerns about financial relationships between suppliers and physicians and dentists. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the U.S. Physician Payment Sunshine Act and similar foreign laws, rules, regulations, self-regulatory codes, circulars and orders, such as France’s Loi Bertrand and rules issued by Denmark’s Health and Medicines Authority, the general public and government officials will be provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

Failure to comply with health care fraud laws, rules, regulations, self-regulatory codes, circulars and orders could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business. Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.

We cannot predict whether changes in applicable laws, rules, regulations, self-regulatory codes, circulars and orders, or the interpretation thereof, or changes in our services or marketing practices in response, could adversely affect our business.

Our business is subject to extensive, complex and changing domestic and foreign laws, rules, regulations, self-regulatory codes, directives, circulars and orders which, if not complied with, subjects us to civil or criminal penalties or other liabilities.

We are subject to extensive domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), the U.S. Federal Trade Commission, the U.S. Department of Justice, the Environmental Protection Agency (“EPA”), and other similar domestic and foreign authorities. These laws, rules, regulations, self-regulatory codes, circulars and orders include, but are not limited to, the U.S. Food, Drug and Cosmetic Act, the EU MDD (and implementing and local measures adopted thereunder), the Federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), France’s Data Protection Act of 1978 (rev. 2004), the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. Federal Anti-Kickback Statute and similar international anti-bribery and anti-corruption laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations such as the Federal Water Pollution Control Act (the “Clean Water Act”), the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”), and regulations relating to trade, import and export controls and economic sanctions. Such laws, rules, regulations, self-regulatory codes, circulars and orders are complex and are subject to change.

The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business, and also includes certain books and records and internal accounting controls requirements. Our internal policies, procedures and Code of Ethics and Business Conduct mandate compliance with these anti-corruption laws. However, we operate in some countries known to experience corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violation of such anti-corruption laws committed by our employees or affiliated entities or their respective officers, directors, employees and agents. Failure to comply with the FCPA and other laws governing the conduct of business with government entities (including local laws), will subject us to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any ongoing investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

On December 31, 2020, we acquired Byte, a leading provider in the direct-to-consumer, doctor-directed aligner market. Byte’s business in the United States is subject to various state laws, rules and policies which govern the practice of dentistry within such state. Byte contracts with an expansive nationwide network of independent licensed dentists and orthodontists for the provision of clinical services, which includes the oversight and control of each customer’s clinical treatment; however, there can be no assurance that such business model will not be challenged as the corporate practice of dentistry by state governmental authorities, trade associations, or others. Additionally, future legislative or regulatory changes within such states may have a negative impact on Byte’s business model.

Compliance with the numerous applicable existing and new laws, rules, regulations, self-regulatory codes, circulars and orders could require us to incur substantial regulatory compliance costs. There can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, rules, regulations, self-regulatory codes, circulars and orders. For example, most of our products are classified as medical devices or pharmaceuticals, which are subject to extensive regulations promulgated by the U.S. federal government, state governments and comparable regulatory agencies in other countries, including the requirement to obtain licenses for the manufacture or distribution of such products. Failure to comply with applicable laws, rules, regulations, self-regulatory codes, circulars or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on our reputation, business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price for our common stock may continue to be volatile as a result of a number of factors, including quarterly operating results.

We experience significant fluctuations in quarterly sales and earnings due to several factors, some of which are substantially outside of our control, including but not limited to:

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
•fluctuations in manufacturing costs;
•competitors’ sales promotions; and
•fluctuations in currency exchange rates.

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

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions including inflation, supply chain disruptions, credit market conditions, levels of consumer and business confidence, and other factors that are generally beyond our control. The current global supply chain and labor market challenges and inflationary pressures have negatively affected, and we expect will continue to negatively affect, our results of operations. Specifically, the Company continues to experience higher prices and supply chain disruptions for certain of our raw materials, particularly for electronic components, as well as wage inflation for direct labor. As it pertains to demand for our products, certain dental specialty products and dental equipment and related products that support discretionary dental procedures, especially elective procedures in implants and aligners, may also be susceptible to unfavorable changes in economic conditions. Decreases in consumer discretionary spending could negatively affect our business and result in a decline in sales and financial performance.

Additionally, interest rate increases have created financial market volatility which could further negatively impact financial markets, lead to an economic downturn or recession, and tighten availability of, and increase the costs of capital for the Company. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Tightening of credit in financial markets has also adversely impacted our customers’ and suppliers’ ability to obtain financing for significant purchases and operations with acceptable terms and could result in additional or worsening impacts in the future, including a decrease in or cancellation of orders for our products and services, inability of our customers to make payments, and increased risk of supplier financial distress.

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

Talent gaps and failure to manage and retain top talent may impact our ability to manage our operations, execute strategic initiatives and grow the business.

Our success is dependent on our ability to successfully manage our human capital through talent acquisition, engagement, development, and retention. To achieve our strategic initiatives, we need to attract, manage, and retain employees with the right skills, competencies and experiences to execute our strategy and support the growth of the business. The failure to attract and retain such employees to fill key roles may adversely affect our business performance, competitive position and future prospects. We also must retain a pipeline of team members to provide for continuity of succession for senior executive positions. To attract and retain qualified employees, we must offer competitive compensation and benefits and effectively manage employee performance and development. Leadership transitions or other senior management changes may adversely affect our ability to attract and retain talent. Our inability to attract and retain talent may negatively impact business continuity, new product launches, and innovation initiatives. Further, such organizational challenges may make it difficult to maintain our culture, resulting in employees not adhering to the desired values of the organization.

We face the inherent risk of legal actions, including litigation, product liability claims, and other regulatory or compliance matters.

We face the inherent risk of legal actions or claims, including purported securities class actions, investigations by governmental agencies, product liability claims, product recall actions, antitrust suits, customs proceedings, tax actions, commercial or contractual claims, employee benefit or discrimination lawsuits, actions based in environmental laws, and other matters. These actions or claims, regardless of their factual bases, might result in substantial costs, restrictions, or otherwise materially injure our business by harming our reputation or distracting our officers, management, and employees. The penalties imposed as a result of legal actions or claims might include fines, civil penalties, criminal penalties, injunctions, recalls, and other sanctions that may materially harm our business by reducing our ability to sell or promote our products or reducing our profits. We have insurance policies, including directors’ and officers’ insurance and product liability insurance, covering these risks in amounts that are considered adequate; however, we cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against us may not be covered by insurance. A successful claim brought against us in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against us, could harm our business and our overall cash flows.

Additionally, we include warranties on select products against defects in materials and workmanship, which are generally for a period of one year from the date of shipment or installation plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. Successful product warranty claims brought against us could reduce our profits and/or impair our financial condition and damage our reputation.

Climate change and related natural disasters could negatively impact our business and financial results.

We have sales or operations in more than 150 countries and our suppliers’ manufacturing facilities are in multiple locations around the world. While we seek to mitigate our risks associated with climate events, we recognize that there are inherent climate-related risks regardless of where we conduct our businesses. Global climate change is expected to result in certain types of natural disasters occurring more frequently or with more intense effects. Any natural disaster, power outages or other climate events in such a location or the increased frequency of extreme weather could disrupt the production and distribution of our products in these locations. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses. Increasing natural disasters in connection with climate change could also impact our third-party vendors, service providers or other stakeholders, including disruptions in supply chains, information technology or other necessary services for our Company.

Expectations relating to environmental, social and governance considerations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations (“ESG”) relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. The increased emphasis on ESG matters has resulted in, and may continue to result in, the adoption of laws and regulations, including additional reporting requirements, leading to increased compliance costs, as well as increased scrutiny regarding our ESG activities and disclosures, which may lead to increased litigation risks. We make statements about our ESG goals and initiatives through our Sustainability Report, our other non-financial reports, information provided on our website, press statements and other communications. Many of the statements in those voluntary disclosures are based on hypothetical expectations, assumptions, and predictions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations, assumptions, and predictions are uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, may require investments, and depends in part on third-party performance or data that is outside our control which we have not independently verified or which cannot be independently verified. Our selected disclosure framework may need to be changed from time to time due to evolving standards and practices, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Further, we cannot guarantee that we will achieve our ESG goals and initiatives.

Companies across all industries are facing increasing and evolving scrutiny relating to their ESG policies, initiatives and disclosures from governments, regulators, investors, consumers, employees and other stakeholders. Increased and varied focus and activism related to ESG may hinder our ability to attract or retain employees and access to capital, as investors may reconsider their capital investment because of their assessment of our ESG practices. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Federal, state, and local governments are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us. Environmental laws, for example, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world. We may incur additional costs or be required to make changes to our operations to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, could adversely affect our operations and financial results. Recently, the European Parliament’s Corporate Sustainability Reporting Directive (“CSRD”) came into effect, which requires impacted companies, including multi-national companies with an EU presence, to make extensive sustainability and climate-related disclosure. The state of California has also enacted a series of laws, which will require (i) disclosure of Scope 1, Scope 2 and Scope 3 GHG emissions by public and private companies with total annual revenues in excess of $1 billion and that do business in California, (ii) disclosure of climate-related financial risks by public and private companies with total annual revenues in excess of $500 million and that do business in California, and (iii) certain disclosures by businesses that market, sell and, in some cases, buy and use, voluntary carbon offsets, or that make certain environmental marketing claims in California. Additionally, climate-related disclosure rules have been proposed by the SEC, and, if adopted, would require the Company to make new climate-related disclosures, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and comply with attestation requirements. The EU, California and (if adopted) SEC rules will impose increased compliance costs and could lead to increased litigation risks related to disclosures made pursuant to the rules, either of which could materially and adversely affect our financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains a comprehensive process for assessing, identifying, and managing material risks from cybersecurity threats. These include risks relating to disruption of business operations or financial reporting systems, intellectual property theft, exposure to fraud or extortion, harm to employees or customers, violation of privacy laws or other regulatory and compliance lapses, reputational risk, and inability to consistently deliver digital business solutions. For more information on the Company’s risks related to cybersecurity, refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Identifying and assessing cybersecurity risk is fully integrated into our overall risk management systems and processes. The Company has established a cybersecurity and information security program that includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. We leverage the standards set by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as well as industry best practices to measure our security posture and manage risk. Our security program under this framework utilizes policies, software, training programs and hardware solutions to protect and monitor our environment, including multi-factor authentication on all critical systems, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing and identity management systems.

Our Chief Information Security Officer (“CISO”), who reports directly to the Chief Financial Officer, oversees the Company’s approach to managing cybersecurity and digital risk. Our CISO also regularly engages with cross-functional teams at the Company and partners with our dedicated technology risk management and privacy teams, and collaborates with our internal audit department to review information technology-related internal controls as part of the overall internal controls process. Our information security strategic plan includes the development of a single detection and response team across both the corporate and product information and technology environments.

We periodically conduct risk assessments to identify threats and vulnerabilities, and then determine the likelihood and impact for each risk using a qualitative risk assessment methodology. We identify risks from various sources, including vulnerability scans, penetration tests, vendors risk assessments, product and services audits, internal compliance assessments and threat-hunting operations. We monitor our infrastructure and applications to identify evolving cyber threats, scan for vulnerabilities and mitigate risks.

With oversight from our Board of Directors, the Company has formally adopted and annually updates a Security Incident Response Plan which coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents. These include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our incident response plan establishes a framework for measuring the severity of security incidents and provides for a post-market response program including protocols for coordination and communication between security response teams, designated leaders within the Company, internal and outside legal counsel, and the Audit and Finance Committee in responding to any such incidents.

Our cybersecurity and information security program also includes review and assessment by external, independent third-parties, with whom we periodically consult on threat assessments and security enhancements, and incident response preparedness. We share threat intelligence and collaborate with organizations across different industries to share best practices, fight cybercrime, enhance privacy, discuss new technologies, better understand the evolving regulatory environment, and advance capabilities in these areas. Additionally, the Company has a third-party risk management program that assesses risks from vendors and suppliers. In response to these assessments, we have developed contingency plans for business continuity if our vendors are subject to a cyberattack that impacts our use of their systems.

Our Information Security team conducts annual information security awareness training for employees involved in our systems and processes that handle customer data and audits of our systems and enhanced training for specialized personnel. We also conduct cyber awareness training and simulate responses to cybersecurity incidents, and use the findings to improve our practices, procedures, and technologies. In 2024, as part of upcoming enhancements to security preparedness, members of senior management are scheduled to participate in tabletop exercises led by third-party experts on cyber incident response best practices to apply their learnings to the Company’s business continuity management program. The Company provides security awareness education and training for all employees and consultants, conducts monthly internal “phishing” testing and mandatory training for “clickers,” and publishes periodic cybersecurity newsletters to highlight any emerging or urgent security threats.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including the impact of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. In the last three years, we have not experienced any material information security breach incidents. The Company maintains cybersecurity insurance, and as part of management oversight we regularly review our policy and levels of coverage based on current risks.

Governance

Management’s Role Managing Risk

The cybersecurity risk management processes described above are managed by our CISO who reports directly to our Chief Financial Officer. Our CISO has over 25 years of experience in matters of cybersecurity and information systems including senior roles at other global publicly traded companies in various industries. Our CISO is a member of multiple professional organizations, and holds professional certifications from leading information, compliance, and privacy organizations. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation, and the CISO is also continually informed about any developments in cybersecurity, including potential threats and industry techniques for risk management to address those threats. The role of the CISO includes implementation and oversight of effective processes to monitor our information systems, including the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. The CISO regularly reports to senior management on our cybersecurity risks and actions taken to mitigate that risk.

Board of Directors Oversight

Our Board of Directors is committed to mitigating data privacy and cybersecurity risks and recognizes the importance of these issues as part of our risk management framework. The Audit and Finance Committee is charged with oversight of data privacy and cybersecurity risks. Our CISO provides updates to either the Audit and Finance Committee or to the full Board of Directors on a quarterly basis on our cybersecurity risks and actions taken to mitigate that risk. These briefings encompass a broad range of topics, including:

•current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•compliance with regulatory requirements and industry standards; and
•updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents.

The CISO also promptly informs and updates the Board about any information security incidents that may pose significant risk to the Company. Our guidelines require that any significant cybersecurity matters including strategic risk management decisions are escalated to the Board of Directors to ensure that they have comprehensive oversight. The Audit and Finance Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. As part of this review, the Company’s cybersecurity program is periodically evaluated by external experts, and the results of those reviews are reported to the Board. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Item 2. Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned
Sarasota, Florida (2) (3)	Manufacture of orthodontic accessory products and dental consumable products	Owned
Waltham, Massachusetts (3)	Manufacture and distribution of dental implant products	Leased
Long Island City, New York (1)	Manufacture of dental equipment products	Leased
Lancaster, Pennsylvania (5)	Distribution of dental consumable and dental equipment products	Leased
York, Pennsylvania (1)	Distribution of dental equipment products	Owned
Johnson City, Tennessee (2)	Manufacture and distribution of endodontic instruments and materials	Leased

Foreign:
Pirassununga, Brazil (2)	Manufacture and distribution of artificial teeth	Owned
Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned
Hanau, Germany (2) (3)	Manufacture and distribution of precious metal dental alloys, dental ceramics and dental implant products	Owned
Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned
Munich, Germany (2)	Manufacture and distribution of endodontic instruments and materials	Owned
Bar Lev Industrial Park, Israel (3)	Manufacture and distribution of dental implant products	Owned/Leased
Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased
Venlo, Netherlands (5)	Distribution of dental consumable products	Leased
Mölndal, Sweden (3) (4)	Manufacture and distribution of dental implant products and healthcare consumable products	Owned
Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic instruments, plastic components and packaging material	Owned
Ankara, Turkey (4)	Manufacture and distribution of healthcare consumable products	Owned
Mexicali, Mexico (3)	Manufacture of orthodontic products	Leased
San Jose Province, Costa Rica (3)	Manufacture of orthodontic products	Leased

(1) These properties are included in the Connected Technology Solutions segment.
(2) These properties are included in the Essential Dental Solutions segment.
(3) These properties are included in the Orthodontic and Implant Solutions segment.
(4) These properties are included in the Wellspect Healthcare segment.
(5) These properties are distribution warehouses not managed by named segments.

In addition, the Company maintain sales and distribution offices at certain of our foreign and domestic manufacturing facilities, as well as at various other U.S. and international locations. Most of these sites around the world that are used exclusively for sales and distribution are leased. We conduct research and development across various locations around the world including at our Innovation Center located in Charlotte, North Carolina. We also lease our worldwide headquarters located in Charlotte, North Carolina. We believe that our properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to our business. These legal matters primarily involve claims for damages arising out of the use of our products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 21, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “XRAY.” Approximately 97,108 holders of our common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, we estimate, based on information supplied by our transfer agent, that there are 208 holders of record of our common stock.

Stock Repurchase Program

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At December 31, 2023, the Company had authorization to repurchase $1.44 billion in shares of common stock remaining under this program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we consider appropriate based upon prevailing market and business conditions and other factors.

During the three months ended December 31, 2023, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

October 1, 2023 to October 31, 2023	—	$—	$—	$590
November 1, 2023 to November 30, 2023	3.1	29.91	93	1,497
December 1, 2023 to December 31, 2023	1.8	32.15	57	1,440
	4.9	$30.73	$150

For the year ended December 31, 2023, we repurchased approximately 8.8 million shares at a cost of $300 million for an average price of $34.20.

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

The graph below compares DENTSPLY SIRONA Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The S&P 500 Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/18	12/19	12/20	12/21	12/22	12/23
DENTSPLY SIRONA Inc.	100.00	152.87	142.74	153.19	88.67	100.63
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Health Care	100.00	120.82	137.07	172.89	169.51	172.99

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
•Results of Operations - an analysis of the Company’s consolidated results of operations for the years ended December 31, 2023 and 2022;
•Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates; and
•Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; and aggregate contractual obligations.

2023 Operational Highlights

For the year ended December 31, 2023,

•Net sales increased 1.1% compared to the prior year. On an organic basis (a Non-GAAP measure as defined under the heading “Key Performance Measurements” below) net sales increased 2.2% for the year ended December 31, 2023 compared to the prior year. Net sales were negatively impacted by approximately 1.1% due to the strengthening of the U.S. dollar over the prior year period.

•Net loss was $132 million as compared to net loss of $950 million for the prior year primarily due to lower goodwill and intangible asset impairment charges of $307 million compared to $1,287 million in the prior year. Diluted loss per share was $0.62 per share compared to diluted loss per share of $4.41 in the prior year.

•Cash from operations was $377 million, as compared to $517 million in the prior year.

Company Profile

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of professional dental products and technologies, with a 137-year history of innovation and service to the dental industry and patients worldwide. Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental equipment and dental consumable products under a strong portfolio of world class brands. The Company also manufactures and markets certain healthcare consumable products for continence care. Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

BUSINESS

Effective April 1, 2023, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company’s reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare. All comparative segment information and disaggregated revenue information has been recast to reflect the Company’s new segment structure and current period presentation.

Segment Descriptions

A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Connected Technology Solutions

This segment includes the design, manufacture, and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and CAD/CAM product categories.

Essential Dental Solutions

This segment includes the development, manufacture, and sales of the Company’s value-added endodontic, restorative, and preventive consumable products and small equipment used in dental offices for the treatment of patients. Offerings in this segment also include specialized treatment products including products used in the creation of dental appliances.

Orthodontic and Implant Solutions

This segment includes the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures and dental professional directed aligner solutions. Offerings in this segment also include application of our digital services and technology, including those provided by DS Core, our cloud-based platform.

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. This category consists mainly of urology catheters and other healthcare-related consumable products.

The impact of global economic conditions

Markets in several regions, particularly Europe, continue to experience varying degrees of recessionary pressures and face concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Changes in economic conditions, supply chain constraints, higher energy costs, labor shortages, the conflict in Ukraine, and geopolitical tensions in the Middle East, have all contributed to a period of higher inflation across the industry and the regions in which the Company operates. As a result, the Company has experienced higher prices for certain raw materials, particularly for electronic components which have in some cases required incremental procurement costs such as brokers’ fees during the year, and consequently a negative impact on margins. Although these trends improved in most regions in the second half of 2023, we expect a continuation of inflationary pressure on the cost of both raw materials and wages into 2024, the effect of which will depend on the Company’s ability to successfully mitigate and offset the related impacts.

The deterioration in macroeconomic conditions has also negatively impacted demand for the Company’s products and may continue to do so in the future. Specifically, higher interest rates have put pressure on the ability and willingness of our customers to obtain financing for equipment purchases, which affects volumes for these products. The impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which accounts for 11% of the Company’s sales. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. In Germany and in other markets, pressures on discretionary consumer spending have depressed demand for elective dental procedures including sales of implants products. Additionally, these trends lead to additional competitive pressure for lower-priced options for investments in new equipment by dental practices. The Company believes the challenging conditions in Germany are likely to persist into 2024, which may further impact the Company’s sales of products in this market.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, the Company has attempted to mitigate these pressures through the following actions, among others:

•Driving strategic procurement initiatives to leverage alternative sources of raw materials and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities and other areas of our business;
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the United States; and

•Refining our focus on developing a winning portfolio with global scale to maximize market share in a competitive pricing environment.

As explained further in the Results of Operations section below, the Company has partially offset elevated costs in certain areas of the business with price increases during the year. Should the higher inflationary environment continue, the Company may be unable to raise the prices of our products and services sufficiently or may engage in other cost cutting measures to keep up with the rate of inflation which could have a material adverse effect on our results of operations and financial condition.

The impact of the Israel-Hamas war

The terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government resulted in significant unrest and uncertainty within that region, including the possibility that escalating violence and involvement of other terrorist groups from neighboring countries may further impact our employees and operations.

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

For the year ended December 31, 2023, net sales of products produced at these sites comprise approximately 3% of our consolidated net sales and 13% of the net sales attributed to our Orthodontic and Implant Solutions segment. Net assets within Israel total $197 million as of December 31, 2023, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated with our operations in country. While the conflict did not have a material impact on results for the year ended December 31, 2023, the Company continues to monitor developments and prepare contingency plans to limit the potential disruption to our operations for the fiscal year 2024.

Additionally, the Company sells products from across our portfolio to distributors of dental products and direct to dental practices within Israel and its neighboring countries which may face reduced patient traffic and demand for our products in the near term. Net sales for products sold to our customers in Israel comprise less than 1% of our consolidated net sales for the year ended December 31, 2023.

While Israel does not constitute a material portion of our business, a significant escalation or expansion of the conflict’s current scope and economic disruption could result in loss of sales and market position, disrupt our supply chain, broaden inflationary costs including energy prices, and have a material adverse effect on our results of operations, including impairment of the net assets in Israel or the goodwill associated our Implants & Prosthetics reporting unit.

The impact of the war in Ukraine

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted the Company’s ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and has taken actions to minimize any adverse impacts from disrupted supply chains related to these items. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations to focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the year ended December 31, 2023 as a result of the conflict.

For the year ended December 31, 2023, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $78 million. These net assets include $42 million of cash and cash equivalents held within Russia as of December 31, 2023. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

For additional discussion of associated risks, refer to Part I, Item 1A, “Risk Factors” - Risks Related to Our International Operations.

Business Drivers

The primary drivers of organic sales (as defined below) include macroeconomic factors, global dental industry demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources to drive demand creation, including clinical education. Management believes that the Company’s ability to execute its strategies should allow it to grow faster than the underlying dental industry over time. On a short-term basis, sudden changes in the macroeconomic environment, supply chain challenges, or changes in distributor inventory levels can and have impacted the Company’s sales. Demand can also fluctuate based on the timing of dental trade shows where promotions are offered, major new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, or other demographic disruptions such as global pandemics.

The Company has a focus on maximizing operational excellence on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the worldwide consolidation and simplification of operations and functions to further reduce costs. While the Company continues consolidation initiatives which can have an adverse impact on reported results in the short term, the Company expects that the continued benefits from these global efficiency efforts will optimize its cost structure. Meanwhile, the Company intends to continue pursuing opportunities to expand the Company’s product and solutions offerings, technologies, and sales and service infrastructure through partnerships. Although the professional dental market has experienced consolidation, it remains fragmented. Management believes there will continue to be opportunities to participate as a consolidator in the industry for the foreseeable future.

The Company’s business is subject to quarterly fluctuations in net sales and operating income. Annual price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase, although these fluctuations are mitigated by limits on purchases ahead of these increases. Changes in distributors’ inventory levels have impacted the Company’s consolidated net sales in the past and may continue to do so in the future. In addition, the Company may from time to time engage in new distributor relationships that could cause fluctuations in consolidated net sales and operating income. Distributor inventory levels may fluctuate and differ from the Company’s projections and market demand, resulting in the Company’s forecast of future results being different than expected. There can be no assurance that the Company’s distributors and customers will maintain levels of inventory or patterns of build and liquidation timing in accordance with the Company’s predictions or history. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”

Restructuring Programs

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation, which is expected to result in the Company incurring between $115 to $135 million in one-time charges and achieving approximately $200 million in annual cost savings. For details on this plan including the nature of the non-recurring charges incurred during the year, refer to Note 18, Restructuring and Other Costs, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, and to the discussion under the heading “Material Trends in Capital Resources” within MD&A.
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

While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures, particularly from the currency exposure arising from translation of non-U.S. dollar functional currency subsidiaries. During fiscal year 2023, both net sales and gross profit were adversely impacted due to the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact the Company’s results.

RESULTS OF OPERATIONS

2023 Compared to 2022

Net Sales and Key Performance Measurements

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

Our measure of organic sales may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP. Organic sales is an important internal measure for the Company, and its senior management receives a monthly analysis of operating results that includes organic sales. The performance of the Company is measured on this metric along with other performance metrics.

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

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$3,965	$3,922	$43	1.1%
Unfavorable foreign exchange impact				(1.1%)
Organic sales				2.2%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was led by positive performance in the Essential Dental Solutions segment, primarily driven by price increases, and positive performance in the Orthodontic and Implant Solutions segment, primarily driven by price increases and higher volumes of orthodontic aligners. These increases were partially offset by lower volumes in the Connected Technology Solutions segment.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,169	$1,219	$(50)	(4.1%)
Unfavorable foreign exchange impact				(1.3%)
Organic sales				(2.8%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily due to lower volumes of imaging and instrument products, particularly in the United States and Europe, due to the unfavorable macroeconomic environment and competitive pressure for imaging products. This trend of lower volumes for these products is expected to continue into 2024. These decreases were partially offset by sales of new CAD/CAM products. Sales of CAD/CAM products in the United States were also positively impacted by the timing of sales to distributors relative to the year ended December 31, 2022, as explained below in our discussion of net sales within the United States.

Essential Dental Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,468	$1,427	$41	2.8%
Unfavorable foreign exchange impact				(0.8%)
Organic sales				3.6%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was due to price increases across the segment and higher volumes of preventive consumable products, particularly in the United States, as well as the favorable impact of new product launches. These increases were partially offset by lower volumes of restorative and endodontic consumables products.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,040	$1,006	$34	3.4%
Unfavorable foreign exchange impact				(1.7%)
Organic sales				5.1%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily driven by higher volumes of both our in-office and direct-to-consumer orthodontic aligner solutions, particularly in the United States, coupled with an increase in the volume of implants and prosthetics products in the Rest of World, particularly in China. Organic sales also benefited from price increases for orthodontic aligners during the year. These increases were partially offset by lower volumes of implants and prosthetics products in the United States and Europe.

Wellspect Healthcare

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$288	$270	$18	6.6%
Unfavorable foreign exchange impact				(0.7%)
Organic sales				7.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily driven by higher volumes across all regions, particularly in Europe, the favorable impact of new product launches and price increases.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,437	$1,392	$45	3.2%
Favorable foreign exchange impact				0.2%
Organic sales				3.0%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was driven primarily by price increases and higher demand for Essential Dental Solutions products and orthodontics aligners. This was partially offset by lower volumes of imaging, instruments and implants products. Organic sales were also positively affected by wholesale volumes for CAD/CAM products relative to the year ended December 31, 2022 due in part to timing of sales to distributors in prior year. The level of inventory for CAD/CAM units held by distributors at year end 2023 remained consistent with the beginning of 2023, compared to a reduction in distributor inventory levels of approximately $60 million in 2022. Distributor inventory levels for CAD/CAM products remained low as of December 31, 2023 relative to historical averages.

Europe

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$1,550	$1,559	$(9)	(0.6%)
Unfavorable foreign exchange impact				(0.4%)
Organic sales				(0.2%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily driven by lower volumes of CAD/CAM, imaging, and instruments products because of unfavorable market and macroeconomic trends, particularly in Germany, partially offset by positive performance in the Wellspect Healthcare segment, price increases and higher volumes of orthodontic aligners.

Rest of World

A reconciliation of net sales to organic sales for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Net sales	$978	$971	$7	0.7%
Unfavorable foreign exchange impact				(4.4%)
Organic sales				5.1%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily driven by higher volumes of implant products, price increases and improved demand for Essential Dental Solutions products. Organic sales also benefited from higher volumes of certain Connected Technology Solutions products, including treatment centers and imaging. Additionally, local volume-based procurement policies in China, which were implemented in 2023 resulted in increased volumes of implants products, partially offset by price reductions.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Gross profit	$2,086	$2,127	$(41)	(1.9%)

Gross profit as a percentage of net sales	52.6%	54.2%	(160) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit declined due to higher manufacturing and input costs, an increase in warranty costs, and inventory obsolescence charges driven by the Company’s product rationalization initiatives. Margins were also negatively affected by foreign currency translation headwinds of $16 million.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Selling, general, and administrative expenses	$1,613	$1,589	$24	1.5%
Research and development expenses	184	174	10	5.9%
Goodwill and intangible asset impairments	307	1,287	(980)	NM
Restructuring and other costs	67	14	53	NM

SG&A as a percentage of net sales	40.7%	40.5%	20 bps
R&D as a percentage of net sales	4.6%	4.4%	20 bps
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales increased in part due to higher headcount costs which were primarily due to incremental investments in the Company’s customer-facing roles, inflationary increases, and incentive compensation, partially offset by savings from the restructuring initiatives. Expenses were also negatively impacted by an increase in clinical education, travel, and trade event costs as more customer-related interactions have returned to in-person format. The overall increase in expenses was partially offset by a benefit from lower than expected severance costs due to a settlement, lower professional service costs, and lower advertising costs.

R&D Expenses

R&D expenses increased compared to the year ended December 31, 2022. The Company continues to prioritize ongoing investments in digital workflow solutions, product development initiatives, software development for improved collaboration, cloud connectivity of devices, and a clinical application suite. The Company expects to maintain a level of investment in R&D that is approximately 4% of annual net sales.

Goodwill and Intangible Asset Impairments

Goodwill and intangible asset impairments decreased compared to the year ended December 31, 2022, due to a lower level of impairment charges. For further details see Item 8, Note 11, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements of this Form 10-K.

Restructuring and Other Costs

During the year ended December 31, 2023, we recorded net expense of $67 million of Restructuring and other costs which consist primarily of charges associated with the restructuring plan announced in February 2023. For further details see Item 8, Note 18, Restructuring and Other Costs, in the Notes to the Consolidated Financial Statements of this Form 10-K.

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages) (a)	2023	2022	$ Change	% Change

Connected Technology Solutions	$101	$161	$(60)	(37.5%)

Essential Dental Solutions	478	467	11	2.4%

Orthodontic and Implant Solutions	156	193	(37)	(19.3%)

Wellspect Healthcare	87	73	14	19.9%
Percentages are based on actual values and may not recalculate due to rounding.
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated U.S. GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income is due to the organic sales decrease noted above, increased warranty costs, unfavorable impact from product mix, manufacturing and input cost inflation, and increased headcount primarily for key customer-facing roles. These increases were partially offset by reductions in professional services costs.

Essential Dental Solutions

The increase in segment adjusted operating income is due to the organic sales increase noted above, the favorable impact of foreign currency exchange partially offset by manufacturing and input cost inflation and an increase in SG&A expenses including an increase in headcount for customer-facing roles and trade event related expenses.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income is due to an increase in SG&A costs including increased headcount for key customer-facing roles particularly personnel supporting implants sales in the United States, the unfavorable impact of foreign currency exchange, and manufacturing and input cost inflation, partially offset by the organic sales increase.

Wellspect Healthcare

The increase in segment adjusted operating income resulted from the increase in organic sales noted above, as well as margin improvements due to favorable manufacturing leverage from higher volumes, partially offset by unfavorable foreign currency translation.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2023	2022	$ Change	% Change

Interest expense, net	$81	$65	$16	24.2%
Other expense (income), net	9	53	(44)	NM
Net interest and other expense	$90	$118	$(28)
Percentages are based on actual values and may not recalculate due to rounding.
NM - Not meaningful

Interest expense, net

Net interest expense for the year ended December 31, 2023 increased as compared to the year ended December 31, 2022, driven primarily by higher interest rates on short-term and other borrowings.

Other expense (income), net
Other expense (income), net for the year ended December 31, 2023 compared to the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions)	2023	2022	$ Change

Loss on sales or disposal of non-core businesses	$—	$3	$(3)
Foreign exchange (gains) losses (a)	(3)	6	(9)
Loss from equity method investments	4	36	(32)
Defined benefit pension plan expenses	7	7	—
Other non-operating loss	1	1	—
Other expense (income), net	$9	$53	$(44)
(a) Foreign exchange (gains) losses are primarily related to the revaluation of intercompany payables and loans.

Loss from equity method investments decreased compared to the year ended December 31, 2022 due to the write-off in 2022 of the Company’s ownership position in a privately-held dental investment company following impairment of underlying investments held by the investment company and the Company’s determination that the remaining investment was not recoverable.

Income Taxes and Net Loss

	Year Ended December 31,
(in millions, except per share data and percentages)	2023	2022	$ Change

Benefit for income taxes	$(43)	$(105)	$62

Effective income tax rate	24.8%	9.9%

Net loss attributable to Dentsply Sirona	$(132)	$(950)	$818

Net loss per common share - diluted	$(0.62)	$(4.41)
Percentages are based on actual values and may not recalculate due to rounding.

Benefit for income taxes

We recorded an income tax benefit of $43 million and $105 million for the years ended December 31, 2023 and December 31, 2022, respectively. The decrease in tax benefit is primarily due to the impairment of goodwill recorded in 2022.

Further information regarding the details of income taxes is presented in Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

2022 Compared to 2021

Discussion of the results of operations for the year ended December 31, 2022 as compared to December 31, 2021 was included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023. Effective April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. As a result, the reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare. A discussion of the results of operations for the year ended December 31, 2022 as compared to December 31, 2021 for net sales and segment adjusted operating income based on the realigned segments is presented below.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,219	$1,348	$(129)	(9.6%)
Unfavorable foreign exchange impact				(8.8%)
Organic sales				(0.8%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily due to the impact of ongoing global supply chain constraints and lower volumes due to product availability, particularly for certain products which rely on electronic components, as well as the impact of COVID-19 reducing demand in certain markets, particularly China. These decreases were partially offset by sales of new CAD/CAM products and higher volumes of treatment center and imaging products. Sales of CAD/CAM products in the United States were also negatively impacted by high distributor inventory levels at the start of fiscal year 2022 which were subsequently reduced throughout the year. The level of inventory for CAD/CAM units held by distributors was reduced by approximately $60 million during 2022, compared to a build in inventory levels of approximately $50 million in 2021, partly as a result of incremental incentives offered during the latter half of that period which did not recur in 2022.

Essential Dental Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,427	$1,516	$(89)	(5.8%)
Unfavorable foreign exchange impact				(5.2%)
Organic sales				(0.6%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was due to lower volumes for endodontic and restorative products, particularly in the United States and China, with sales volumes in the latter having been negatively impacted by government regulations stemming from the COVID-19 pandemic. This decrease was partially offset by higher volumes of preventive consumable products, as well as price increases across the segment.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$1,006	$1,064	$(58)	(5.5%)
Unfavorable foreign exchange impact				(5.4%)
Acquisitions				0.3%
Divestitures and discontinued products				(0.3%)
Organic sales				(0.1%)
Percentages are based on actual values and may not recalculate due to rounding.

The decrease in organic sales was primarily driven by lower volumes of implants products, particularly in China during the second half of 2022, due to reduced demand in advance of the local volume based procurement program taking effect in 2023, as well as from the impact of the COVID-19 pandemic. This decrease was partially offset by higher volumes of orthodontic aligners, particularly in the United States and Europe, as well as price increases across the segment.

Wellspect Healthcare

A reconciliation of net sales to organic sales for the year ended December 31, 2022 was as follows:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	$ Change	% Change

Net sales	$270	$303	$(33)	(11.0%)
Unfavorable foreign exchange impact				(11.3%)
Organic sales				0.3%
Percentages are based on actual values and may not recalculate due to rounding.

The increase in organic sales was primarily driven by higher volumes, primarily in Europe and Rest of World, mostly offset by the impact of a one-time price adjustment matter with the Italian government.

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages) (a)	2022	2021	$ Change	% Change

Connected Technology Solutions	$161	$267	$(106)	(39.5%)

Essential Dental Solutions	467	511	(44)	(8.6%)

Orthodontic and Implant Solutions	193	217	(24)	(11.3%)

Wellspect Healthcare	73	87	(14)	(16.9%)
Percentages are based on actual values and may not recalculate due to rounding.
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated U.S. GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income was due to the organic sales decrease noted above, higher costs for raw materials, labor, and distribution costs in 2022 as a result of supply chain constraints, and higher headcount and professional services costs. These increases were partially offset by favorable product sales mix.

Essential Dental Solutions

The decrease in segment adjusted operating income was due to the organic sales decrease noted above, the unfavorable impact of foreign currency translation, higher manufacturing and distribution costs.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income was due to the organic sales decrease noted above, the unfavorable impact of foreign currency translation, higher manufacturing and distribution costs, and higher advertising costs, partially offset by the improved profitability of orthodontics products from higher volumes and price increases.

Wellspect Healthcare

The decrease in segment adjusted operating income was due to the unfavorable impact of foreign currency translation and higher manufacturing costs, partially offset by the organic sales increase noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. The process of determining significant estimates is fact specific and considers factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. Some events as described below could cause results to differ significantly from those determined using estimates. The Company has identified the following accounting estimates as those which are critical to its business and results of operations.

Goodwill and Indefinite-Lived Intangible Assets

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

In particular, the determination of fair value involves uncertainties around the forecasted cash flows as it requires management to make assumptions and apply judgment to estimate future business expectations. Those future expectations include, but are not limited to, distribution channel changes, impact from competition, and new product developments for these reporting units. The Company also considers the current and projected market and economic conditions for dental and medical device industries, both in the United States and globally, when determining its assumptions. Operating cash flow assumptions may also be impacted by assumptions regarding costs and benefits from restructuring initiatives, tax rates, foreign exchange rates, capital spending and working capital changes.

A change in any of these estimates and assumptions used in the annual test, as well as unfavorable changes in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and indefinite-lived intangible assets and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill and indefinite-lived impairment testing will not result in a material adverse impact to the Company’s results of operations.

Information with respect to the Company’s significant accounting policies on goodwill and indefinite-lived intangible assets are included in Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Goodwill

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, or if a decision is made to sell a business. Judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flows, unanticipated competition, increased interest rates, or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test. It is important to note that fair values which could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company’s reporting units are either an operating segment or one level below its operating segments, as determined in accordance with U.S. GAAP.

The quantitative evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) as its valuation technique to measure the fair value for its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions and estimates involved in the application of the DCF model to forecast operating cash flows include, but are not limited to the discount rates, revenue growth rates (including perpetual growth rates), and future operating margin percentages of the reporting unit’s business. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. In the development of the forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as future expectations. The revenue growth rate assumptions were developed in consideration of future expectations which included, but were not limited to, distribution channel changes, impact from competition, and new product developments for these reporting units. Discount rates are estimated for geographic regions and applied to the reporting units located within the regions. These rates are developed based on market participant data, which included assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. As part of the annual test, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of tradenames, trademarks and in-process R&D and are not subject to amortization; instead, they are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flow, unanticipated competition, increased interest rates, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

The fair value of acquired tradenames and trademarks is estimated using a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-affected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. Other assumptions are consistent with those applied to goodwill impairment testing.

Goodwill and Indefinite-Lived Intangible Asset Impairment Results

On April 1, 2023, the Company realigned its reporting structure due to certain organizational changes. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified.

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

In the quarter ended September 30, 2023, the Company identified indicators of a more likely than not impairment related to its Connected Technology Solutions reporting unit, which comprises all the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors because of weakened demand, particularly in European markets, and increased discount rates. Core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 110 bps between the annual impairment test and the interim test during the third quarter of 2023. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly demand for products which are commonly financed by end customers which are adversely impacted by an environment of higher interest rates. The higher inflationary environment also impacted the discretionary spending behavior of our customers more generally, further reducing global demand for certain products in favor of lower cost options. As such, an impairment test was performed in the third quarter of 2023 (the “third quarter test”). As a result, the Company recorded a pre-tax goodwill impairment charge for the three months ended September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions segment. This charge was recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

Additionally, in conjunction with the third quarter test, the Company tested the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment for impairment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment, and determined certain tradenames and trademarks were impaired. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. The impairment charges were primarily driven by macroeconomic factors such as weakened demand, higher cost of capital, and cost inflation, which are contributing to reduced forecasted revenues. These charges were recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations. As the fair value of these indefinite-lived intangible assets approximate carrying value as of December 31, 2023, any further decline in key assumptions could result in additional impairment in future periods.

For further information on our annual and interim tests, see Note 11, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2023, the Company has a valuation allowance of $863 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company’s tax positions are subject to ongoing examinations by the tax authorities. The Company operates within multiple taxing jurisdictions throughout the world and in the normal course of business is examined by taxing authorities in those jurisdictions. Adjustments to the uncertain tax positions are recorded when taxing authority examinations are completed, statutes of limitation are closed, changes in tax laws occur or as new information comes to light regarding the technical merits of the tax position.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
(in millions)	2023	2022	$ Change

Cash provided by (used in):
Operating activities	$377	$517	$(140)
Investing activities	(89)	(138)	49
Financing activities	(307)	(329)	22
Effect of exchange rate changes on cash and cash equivalents	(12)	(24)	12
Net (decrease) increase in cash and cash equivalents	$(31)	$26	$(57)

Cash provided by operating activities decreased primarily because of changes in working capital including lower collections from sales during the current period, higher cost of sales and operating expenses, and timing of payments to vendors. These decreases in operating cash were offset by other changes in working capital including the impact of inventory levels remaining flat during the current period as compared to build in inventory in the prior year. For the year ended December 31, 2023, the number of days for sales outstanding in accounts receivable increased by 4 days to 59 days at December 31, 2023 as compared to 55 days at December 31, 2022, and the number of days of sales in inventory decreased by 11 days to 126 days at December 31, 2023 as compared to 137 days at December 31, 2022.

The decrease in cash used in investing activities was primarily due to higher cash received on derivative contract settlements of $26 million and proceeds of $13 million from the sale of the Company’s minority investment in a provider of healthcare consumables. Capital expenditures were $149 million in both 2023 and 2022. The Company estimates capital expenditures to be in the range of approximately $170 million to $200 million for the twelve months ending December 31, 2024 and expects these investments to include implementation expenses for a new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

The decrease in cash used in financing activities was primarily driven by higher net borrowings on short-term debt during 2023 of $190 million compared to prior year, partially offset by higher capital returned to shareholders through increased share repurchases of $150 million and increased dividends paid of $12 million. Primarily because of this activity, combined with an increase of $46 million due to exchange rate fluctuations on debt denominated in foreign currencies, the Company’s total borrowings increased by a net $174 million during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company repurchased approximately 8.8 million shares under its open market share repurchase plan for a cost of $300 million at a volume-weighted average price of $34.20. On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At December 31, 2023, $1,440 million of authorization remains available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At December 31, 2023, the Company held 57.3 million shares of treasury stock.

The Company’s ratio of total net debt to total capitalization was as follows:

	Year Ended December 31,
(in millions, except percentages)	2023	2022

Current portion of debt	$322	$118
Long-term debt	1,796	1,826
Less: Cash and cash equivalents	334	365
Net debt	$1,784	$1,579

Total equity	3,294	3,812
Total capitalization	$5,078	$5,391

Total net debt to total capitalization ratio	35.1%	29.3%

At December 31, 2023, the Company had a total remaining borrowing capacity of $499 million under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency revolving credit facility that expires on May 12, 2028. The Company also has available an aggregate $500 million U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $225 million outstanding borrowings under the commercial paper facility at December 31, 2023 resulting in $475 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $44 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2023, the Company has $20 million outstanding under these short-term borrowing arrangements.

The Company’s multi-currency revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: a ratio of total debt outstanding to total capital not to exceed 0.6, and a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At December 31, 2023, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company’s credit facilities are further discussed in Note 14, Financing Arrangements, in the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company can repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At December 31, 2023, management believed that sufficient liquidity was available in the United States and expects this to remain for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations, however, these repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2023, the Company held $30 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. If the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements.”

Contractual Obligations

The Company’s scheduled contractual cash obligations at December 31, 2023 were as follows:

	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total
(in millions)

Long-term borrowings, including finance leases	$77	$366	$269	$1,197	$1,909
Operating leases	62	77	37	23	199
Purchase commitments	193	136	6	—	335
Interest on long-term borrowings, net of interest rate swap agreements	50	90	71	50	261
Postemployment obligations	26	47	51	124	248
Precious metal consignment agreements	30	—	—	—	30
	$438	$716	$434	$1,394	$2,982

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2023, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $40 million of unrecognized tax benefits has been excluded from the contractual obligations table above. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Material Trends in Capital Resources

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive shareholder value creation. The plan includes a restructuring of the business through a new operating model with five global business units, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required. The plan is expected to be substantially completed in 2024 and result in approximately $200 million in annual cost savings. The reduction in headcount and cost savings related to this plan is expected to be offset as the Company makes additional investments in sales personnel, our new global ERP system, and other transformation initiatives.

As of December 31, 2023, in conjunction with this plan the Company has incurred $66 million in restructuring charges primarily related to employee transition, severance payments, employee benefits, and facility closure costs and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal and other professional service fees. The Company expects to incur between $115 to $135 million in one-time charges, comprising $80 to $100 million in restructuring expenditures and charges and $35 million in other non-recurring charges. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated. For further details refer to Note 18, Restructuring and Other Costs, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Beginning in the second quarter of 2022, the Company’s financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee and subsequently, the external investigation by the SEC which is currently in progress. These costs have included legal expenses as well as third party accounting and other professional service fees in conjunction with the investigations and subsequent remediation activities. Additionally, the Company has incurred severance costs associated with its remedial personnel actions, as well as special one-time costs in connection with retention of key personnel. These costs totaled approximately $61 million for the year ended December 31, 2022, with additional costs of $19 million incurred for the year ended December 31, 2023. The costs in 2023 were offset by a $17 million gain from release of employee compensation accruals resulting from a settlement in the three months ended September 30, 2023. The Company expects that it will continue to incur legal defense costs into 2024 pertaining to the matters described in Note 21, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s major market risk exposures include changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company’s policy is to manage risk of exposure to interest rates using a combination of fixed and floating rate debt as well as interest rate swaps. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company’s exposure on its net investments in subsidiaries denominated in foreign currencies. The Company’s policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

Foreign Exchange Risk Management

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company hedges various currencies, primarily in euros, Swedish kronor and Swiss francs. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances.

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

Currently, the Company uses both derivative and non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment. At December 31, 2023, a 10% weakening of the U.S. dollar against all other currencies would decrease the net fair value associated with the forward foreign exchange contracts by approximately $107 million.

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

At December 31, 2023, an increase of 1% in the interest rates on the variable interest rate instruments would decrease the Company’s fair value associated with the derivative interest rate swaps by approximately $10 million.

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

At December 31, 2023, the Company had approximately 22,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $30 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2023, the average annual rate charged by the consignor banks was 1.3%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2023, 2022, and 2021.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021.	132

+

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Simon D. Campion	/s/	Glenn G. Coleman
	Simon D. Campion		Glenn G. Coleman
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer
	February 29, 2024		February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dentsply Sirona Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dentsply Sirona Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income or loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual and Interim Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $2,438 million as of December 31, 2023, of which a portion relates to certain reporting units. Goodwill is tested for impairment at the reporting unit level annually as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Management performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. On April 1, 2023, management realigned its reporting units due to a change in organizational structure. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified. As a result of the realignment, the Company reallocated its goodwill to align its new reporting units which resulted from the change in its operating segments. Goodwill was reassigned to each of the new reporting units using a relative fair value approach. Management assessed the goodwill of the new reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2023. Based on this test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment. In the third quarter of 2023, management identified indicators of a "more likely than not" impairment related to its Connected Technology Solutions reporting unit, which comprises all of the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors as a result of weakened demand, particularly in European markets, and increased discount rates. As a result of the interim test, management recorded a pre-tax goodwill impairment charge related to the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment of $291 million. As disclosed by management, the Company uses a discounted cash flow model as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five- to ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions used by management in the application of the discounted cash flow model include, but are not limited to, the discount rates, revenue growth rates, perpetual revenue growth rates, and future operating margin percentages of the reporting unit’s business.

The principal considerations for our determination that performing procedures relating to the annual and interim goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, revenue growth rates, perpetual revenue growth rates, and future operating margin percentages for both the annual and interim assessments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of certain of the Company’s reporting units; evaluating the appropriateness of the discounted cash flow models; testing the completeness and accuracy of underlying data used in the discounted cash flow models; and evaluating the reasonableness of significant assumptions used by management related to the discount rates, revenue growth rates, perpetual revenue growth rates, and future operating margin percentages. Evaluating management’s assumptions related to revenue growth rates, perpetual revenue growth rates, and future operating margin percentages involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow models and (ii) the reasonableness of the assumptions related to the discount rates and perpetual revenue growth rates.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 29, 2024

We have served as the Company’s auditor since 2000.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Net sales	$3,965	$3,922	$4,231
Cost of products sold	1,879	1,795	1,884

Gross profit	2,086	2,127	2,347

Selling, general, and administrative expenses	1,613	1,589	1,551
Research and development expenses	184	174	171
Goodwill and intangible asset impairments	307	1,287	—
Restructuring and other costs	67	14	17

Operating (loss) income	(85)	(937)	608

Other income and expenses:
Interest expense, net	81	65	61
Other expense (income), net	9	53	2

(Loss) income before income taxes	(175)	(1,055)	545
(Benefit) provision for income taxes	(43)	(105)	134

Net (loss) income	(132)	(950)	411

Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Dentsply Sirona	$(132)	$(950)	$411

Net (loss) income per common share attributable to Dentsply Sirona:
Basic	$(0.62)	$(4.41)	$1.88
Diluted	$(0.62)	$(4.41)	$1.87

Weighted average common shares outstanding:
Basic	212.0	215.5	218.4
Diluted	212.0	215.5	220.2

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS
(in millions)

	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(132)	$(950)	$411

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	49	(156)	(181)
Net (loss) gain on derivative financial instruments	(30)	29	25
Pension liability adjustments	(27)	91	26
Total other comprehensive loss	(8)	(36)	(130)

Total comprehensive (loss) income	(140)	(986)	281

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	(2)

Comprehensive (loss) income attributable to Dentsply Sirona	$(140)	$(986)	$283

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$334	$365
Accounts and notes receivable-trade, net	695	632
Inventories, net	624	627
Prepaid expenses and other current assets	320	269
Total Current Assets	1,973	1,893

Property, plant and equipment, net	800	761
Operating lease right-of-use assets, net	178	200
Identifiable intangible assets, net	1,705	1,903
Goodwill, net	2,438	2,688
Other noncurrent assets	276	198
Total Assets	$7,370	$7,643

Liabilities and Equity
Current Liabilities:
Accounts payable	$305	$279
Accrued liabilities	749	727
Income taxes payable	49	46
Notes payable and current portion of long-term debt	322	118
Total Current Liabilities	1,425	1,170

Long-term debt	1,796	1,826
Operating lease liabilities	125	149
Deferred income taxes	228	287
Other noncurrent liabilities	502	399
Total Liabilities	4,076	3,831

Commitments and contingencies (Note 21)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2023 and 2022
264.5 million shares issued at December 31, 2023 and 2022
207.2 million and 215.2 million shares outstanding at December 31, 2023 and 2022, respectively
Capital in excess of par value	6,643	6,629
Retained earnings	205	456
Accumulated other comprehensive loss	(636)	(628)
Treasury stock, at cost, 57.3 million and 49.3 million shares at December 31, 2023 and 2022, respectively	(2,922)	(2,649)
Total Dentsply Sirona Equity	3,293	3,811

Noncontrolling interests	1	1
Total Equity	3,294	3,812
Total Liabilities and Equity	$7,370	$7,643
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$3	$6,604	$1,198	$(464)	$(2,409)	$4,932	$3	$4,935
Net income	—	—	411	—	—	411	—	411
Other comprehensive loss	—	—	—	(128)	—	(128)	(2)	(130)
Exercise of stock options	—	15	—	—	37	52	—	52
Stock based compensation expense	—	49	—	—	—	49	—	49
Funding of employee stock purchase plan	—	2	—	—	3	5	—	5
Treasury shares purchased	—	—	—	—	(200)	(200)	—	(200)
Restricted stock unit distributions	—	(65)	—	—	34	(31)	—	(31)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.43 per share)	—	—	(94)	—	—	(94)	—	(94)
Balance at December 31, 2021	$3	$6,606	$1,514	$(592)	$(2,535)	$4,996	$1	$4,997
Net loss	—	—	(950)	—	—	(950)	—	(950)
Other comprehensive loss	—	—	—	(36)	—	(36)	—	(36)
Exercise of stock options	—	1	—	—	6	7	—	7
Stock based compensation expense	—	59	—	—	—	59	—	59
Funding of employee stock purchase plan	—	1	—	—	5	6	—	6
Treasury shares purchased	—	—	—	—	(150)	(150)	—	(150)
Restricted stock unit distributions	—	(38)	—	—	25	(13)	—	(13)
Cash dividends declared ($0.50 per share)	—	—	(108)	—	—	(108)	—	(108)
Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(132)	—	—	(132)	—	(132)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Exercise of stock options	—	(1)	—	—	1	—	—	—
Stock based compensation expense	—	46	—	—	—	46	—	46
Funding of employee stock purchase plan	—	—	—	—	6	6	—	6
Treasury shares purchased	—	—	—	—	(303)	(303)	—	(303)
Restricted stock unit distributions	—	(32)	—	—	23	(9)	—	(9)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.56 per share)	—	—	(118)	—	—	(118)	—	(118)
Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:

Net (loss) income	$(132)	$(950)	$411

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	132	119	124
Amortization of intangible assets	211	209	222
Goodwill impairment	291	1,187	—
Indefinite-lived intangible asset impairment	16	100	—
Deferred income taxes	(130)	(228)	(25)
Stock based compensation expense	46	59	48
Restructuring and other costs	33	(10)	(17)
Equity in earnings from unconsolidated affiliates	4	36	10
Other non-cash (income) expense	(5)	60	24
Loss (gain) on sale or disposal of non-strategic businesses and product lines	—	3	(14)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(58)	85	(117)
Inventories, net	6	(141)	(64)
Prepaid expenses and other current assets	(58)	(33)	(32)
Other noncurrent assets	4	1	(10)
Accounts payable	14	30	(49)
Accrued liabilities	(16)	4	117
Income taxes	(11)	(15)	17
Other noncurrent liabilities	30	1	12
Net cash provided by operating activities	377	517	657

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments, net of cash acquired	—	—	(248)
Cash received on sale of non-strategic businesses or product lines	13	—	28
Capital expenditures	(149)	(149)	(142)
Cash received on derivative contracts	39	13	2
Proceeds from sale of property, plant and equipment	7	—	—
Other investing activities, net	1	(2)	2
Net cash used in investing activities	(89)	(138)	(358)

Cash flows from financing activities:

Proceeds from long-term borrowings	—	6	16
Repayments on long-term borrowings	(7)	(2)	(297)
Net borrowings (repayments) on short-term borrowings	126	(64)	179
Proceeds from exercised stock options	—	6	51
Cash paid for treasury stock	(300)	(150)	(200)
Cash dividends paid	(116)	(104)	(92)
Other financing activities, net	(10)	(21)	(36)
Net cash used in financing activities	(307)	(329)	(379)

Effect of exchange rate changes on cash and cash equivalents	(12)	(24)	(19)
Net (decrease) increase in cash and cash equivalents	(31)	26	(99)
Cash and cash equivalents at beginning of period	365	339	438
Cash and cash equivalents at end of period	$334	$365	$339

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$97	$70	$64
Income taxes paid, net of refunds	177	122	148
Non-cash investing activities:
Change in accounts payable related to capital expenditures	$6	$(6)	$19
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest manufacturer of dental products and technologies, with a 137-year history of innovation and service to the dental industry and patients worldwide. The Company’s principal product categories include dental consumable products, dental equipment, dental technologies and continence care consumable products. The Company sells its products in over 150 countries under some of the most well-established brand names in the industry.

Basis of Presentation

The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities of ninety days or less. The balance as of December 31, 2023 includes $42 million of cash and cash equivalents located in Russia which is available for use in local operations but limited in its ability to be transferred out of the country due to control measures currently in place by the Russian government.

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities greater than ninety days and with remaining maturities of one year or less.

Accounts Receivable

The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction. Payment terms are typically 30 days in the United States but may be longer in markets outside the U.S. In general, contracts containing significant financing components are not material to the Company’s financial statements.

The Company establishes an allowance for doubtful accounts based on an estimate of current expected credit losses resulting from the inability of its customers to make required payments. The allowance is determined based on a combination of factors, including the length of time that the receivable is past due, history of write-offs, and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations. The provision for doubtful accounts is included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them. See Note 2, Revenue, for additional information on Accounts Receivable.

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first-out method (“FIFO”) or average cost methods.

The Company establishes reserves for inventory estimated to be excess, obsolete or unmarketable based upon assumptions about future demand, market conditions, and expiration of products.

Valuation of Goodwill and Indefinite-Lived and Definite-Lived Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in accordance with U.S. GAAP as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its respective fair value, an impairment charge is recognized for the excess amount. Additional information related to the testing for goodwill impairment, including results of the annual test performed as of April 1, 2023 and the interim impairment assessment performed in the third quarter of 2023, is provided in Note 11, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of tradenames and trademarks and in-process research and development (“R&D”) acquired in business combinations, and these are not subject to amortization. Valuations of indefinite-lived intangibles assets acquired in business combinations are based on information and assumptions available at the time of their acquisition, using income and market approaches to determine fair value. The Company conducts an impairment test in accordance with U.S. GAAP as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. Additional information related to the testing for indefinite-lived intangible asset impairment, including results of the annual test performed as of April 1, 2023 and the interim impairment assessment performed in the third quarter of 2023, is provided in Note 11, Goodwill and Intangible Assets.

Definite-Lived Intangible Assets

Definite-lived intangible assets primarily consist of patents, tradenames, trademarks, licensing agreements, developed technology, and customer relationships. The valuation of definite-lived intangibles assets acquired in business combinations is based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

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

Definite-Lived Intangible Asset Type	Useful Life

Patents	Up to the date the patent expires
Tradenames and trademarks	Up to 20 years
Licensing agreements	Up to 20 years
Customer relationships	Up to 15 years
Developed technology	Up to 15 years

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Assets acquired through acquisitions are recorded at fair value. The Company capitalizes costs incurred in the development or acquisition of software, whether for internal or external use, and expenses costs incurred in the preliminary project planning stage. Except for leasehold improvements, depreciation and amortization is computed by the straight-line method over the assets estimated useful lives:

Property, Plant and Equipment Assets Type	Useful Life
Buildings	40 years
Machinery and Equipment	4 to 15 years
Capitalized Software	2 to 10 years
Leasehold Improvements	Shorter of the estimated useful life or the term of the lease

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

The Company’s leases have remaining lease terms of approximately 1 year to 9 years. Many of the Company’s real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term until considered reasonably certain of renewal. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements. See Note 10, Leases for additional information.

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies. Additionally, the Company manages exposures to changes in interest rates by utilizing interest rate swaps that have the effect of converting floating rate debt to fixed rate, or vice versa. The benefit or loss from interest rate swaps is recorded in Interest expense, net in the Company’s Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt.

The Company records all derivative instruments at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”). The Company classifies derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less. The Company has elected to classify the cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Should the Company enter into a derivative instrument that includes an other-than-insignificant financing element then all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows as required by U.S. GAAP. See Note 19, Financial Instruments for additional information on derivative instruments.

Pension and Other Postemployment Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans and defined contribution plans. Additionally, certain salaried employee groups in the United States are covered by postemployment healthcare plans. Projected benefit obligations and net periodic costs for Company-sponsored defined benefit and postemployment benefit plans are based on an annual actuarial valuation that includes assessment of key assumptions relating to expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postemployment benefits. Changes in these assumptions can impact the Company’s earnings. In determining the cost of postemployment benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as determined by actuaries. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. The Company reports the funded status of its defined benefit pension and other postemployment benefit plans on its consolidated balance sheets as a net liability or asset. Additional information related to the impact of changes in these assumptions is provided in Note 17, Benefit Plans.

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

Foreign Currency Translation

The local currency of foreign operations is generally considered to be their functional currency. In the case of operations within highly inflationary economies, which for the Company include Argentina and Turkey, the Company remeasures the financial statements of entities in those countries with the U.S. dollar as the functional currency.

Adjustments resulting from the process of translating the financial statements of entities with foreign functional currencies into U.S. dollars are included in AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company had a translation gain of $78 million and a loss on its loans designated as hedges of net investments of $29 million. During the year ended December 31, 2022, the Company had a translation loss of $188 million and a gain on its loans designated as hedges of net investments of $32 million. During the year ended December 31, 2021, the Company had a translation loss of $225 million and a gain on its loans designated as hedges of net investments of $46 million.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included within Other expense (income), net in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, the Company had a net foreign currency gain of $3 million, loss of $6 million and gain of $12 million, respectively.

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

	December 31,
(in millions)	2023	2022	2021

Warranty Expense	$48	$27	$44
Warranty Accrual	24	22	28

Selling, General and Administrative Expenses

SG&A represents indirect costs associated with generating revenues and in managing the business of the Company. Such costs include advertising and marketing expenses, salaries, employee benefits, incentive compensation, travel, office expenses, lease costs, amortization of capitalized software developed for internal use, and depreciation of administrative facilities. Advertising costs are expensed as incurred.

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

The Company’s tax positions are subject to ongoing examinations by the tax authorities. The Company operates within multiple taxing jurisdictions throughout the world and in the normal course of business is examined by taxing authorities in those jurisdictions. Adjustments to the uncertain tax positions are recorded when taxing authority examinations are completed, statutes of limitation are closed, changes in tax laws occur or as new information comes to light regarding to the technical merits of the tax position.

Earnings Per Share

Basic earnings per share are calculated by dividing net earnings attributable to the Company’s shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings attributable to the Company’s shareholders by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period, unless the impact of including these options is anti-dilutive.

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

For the year ended December 31, 2021, the Company incurred acquisition-related costs of $8 million, consisting primarily of legal and professional fees, which were recorded in SG&A expenses in the Consolidated Statements of Operations. These costs were not material for the years ended December 31, 2023 and 2022.

Investments in Unconsolidated Affiliates

Investments in non-consolidated affiliates, joint ventures and partnerships where the Company maintains significant influence over an entity but does not have control are accounted for using the equity method. The Company records the carrying value of these investments within other noncurrent assets in the Consolidated Balance Sheets and records the Company’s proportional share of the investees’ net earnings or losses within other expense (income). Investments in which the Company does not exercise significant influence are recorded at cost, and assessed for any other-than-temporary impairment when events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.

On December 7, 2023, the Company sold its minority interest in a UK-based, privately-held provider of healthcare consumables for $13 million. Prior to the sale, the Company recorded a loss of $4 million in Other expense (income), net due to a forfeiture of accumulated earnings on the investment for declining its option to purchase the remaining ownership interest.

The Company's equity-method net losses were $4 million, $36 million, and $10 million for the years ended December 31, 2023, 2022, and 2021 respectively. Loss from equity method investments for the year ended December 31, 2022 includes $36 million recorded in Other expense (income), net in the Consolidated Statements of Operations for a write-off of the Company’s ownership position in a privately-held dental investment company following impairment of underlying investments held by the investment company and the Company’s determination that the remaining investment is not recoverable.

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. The Company has four reportable segments and a description of the activities within these segments is included in Note 6, Segment and Geographic Information.

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

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company has presented the required disclosures in Note 20, Fair Value Measurement.

Non-Recurring Basis

When events or circumstances require an asset or liability to be measured at fair value that otherwise is generally recorded based on another valuation method, such as, net realizable value, the Company will utilize the valuation techniques described above. The Company records its business combinations and impairments on a non-recurring basis.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new standard requirement to measure contract assets and contract liabilities acquired in a business combination at fair value differs from the current approach. The amendments in this update were effective for the fiscal years and interim periods ending after December 31, 2022. The Company adopted this accounting standard on January 1, 2023. The adoption of this standard did not materially impact the Company’s consolidated financial statements or related disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to disclose information about significant expenses in their reportable segment results on both an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted and should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities to disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid on an annual basis. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024, early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumables products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. For a description of the products and services provided within each of the Company’s four reportable segments see Note 6, Segment and Geographic Information.

Net sales disaggregated by product category were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Equipment & Instruments	$628	$678	$728
CAD/CAM	541	541	620
Connected Technology Solutions	$1,169	$1,219	$1,348

Essential Dental Solutions	$1,468	$1,427	$1,516

Orthodontics	$339	$297	$273
Implants & Prosthetics	701	709	791
Orthodontic and Implant Solutions	$1,040	$1,006	$1,064

Wellspect Healthcare	$288	$270	$303

Total net sales	$3,965	$3,922	$4,231

Net sales disaggregated by geographic region were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

United States	$1,437	$1,392	$1,480
Europe	1,550	1,559	1,675
Rest of World	978	971	1,076
Total net sales	$3,965	$3,922	$4,231

Contract Assets and Liabilities

The Company generally does not have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer aligner treatment where the performance obligation has not yet been fulfilled. The Company had deferred revenue of $91 million and $57 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2023. The Company had deferred revenue of $91 million and $27 million recorded in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2022. The Company recognized $68 million of revenue during the twelve months ended December 31, 2023 which was previously deferred as of December 31, 2022. The Company recognized $59 million of revenue during the the twelve months ended December 31, 2022 which was previously deferred as of December 31, 2021. The Company expects to recognize a significant majority of the deferred revenue within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $17 million and $14 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, changes to the provision for doubtful accounts including write-offs of accounts receivable that were previously reserved were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 - STOCK COMPENSATION

The Company maintains the 2016 Omnibus Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSOs”), incentive stock options, restricted stock, RSUs and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 25 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the legacy DENTSPLY International Inc. 2010 and 2002 Equity Incentive Plans, as amended, and under the legacy Sirona Dental Systems, Inc. 2015 and 2006 Equity Incentive Plans, as amended. Each restricted stock and RSU issued is counted as a reduction of 3.09 shares of common stock available to be issued under the Plan. No key employee may be granted awards in excess of 1 million shares of common stock in any calendar year. The number of shares available for grant under the 2016 Plan at December 31, 2023 is 12 million.

The amounts of stock compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Cost of products sold	$4	$3	$3
Selling, general, and administrative expense	36	53	44
Research and development expense	4	3	2
Restructuring and other costs	2	—	—
Total stock based compensation expense	$46	$59	$49

Related deferred income tax benefit	$8	$7	$6

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year Ended December 31,
	2023	2022	2021

Weighted average fair value per share	$12.64	$14.06	$15.90
Expected dividend yield	1.45%	1.09%	0.68%
Risk-free interest rate	4.27%	2.23%	0.79%
Expected volatility	35.8%	32.7%	31.5%
Expected life (years)	4.76	5.20	5.08

The total intrinsic value of options exercised for the year ended December 31, 2023 was insignificant. The total intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $1 million and $16 million, respectively.

The NQSO transactions for the year ended December 31, 2023 were as follows:

	Outstanding			Exercisable			Expected to Vest
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2022	3.0	$51.64	$—	1.9	$52.43	$—	1.1	$50.21	$—
Granted	0.7	38.67
Exercised	—	39.77
Cancelled	(0.7)	51.08
Forfeited	(0.4)	52.10
December 31, 2023	2.6	$48.11	$1	1.6	$52.55	$—	1.0	$41.41	$1

There were 1 million NQSOs unvested at December 31, 2023. The remaining unamortized compensation cost related to NQSOs is $9 million, which will be expensed over the weighted average remaining vesting period of the options, which is 2.0 years.

The weighted average remaining contractual term of all outstanding options, exercisable options and options expected to vest are 5.7 years, 3.6 years and 8.8 years, respectively.

Information about NQSOs outstanding for the year ended December 31, 2023 were as follows:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

30.01	-	40.00	0.8	9.1	$37.13	—	$30.97
40.01	-	50.00	0.6	3.7	47.32	0.6	47.50
50.01	-	60.00	0.9	4.7	55.29	0.7	55.44
60.01	-	70.00	0.3	2.5	62.33	0.3	62.29
			2.6			1.6

The unvested RSU transactions for the year ended December 31, 2023 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2022	4.4	$45.63
Granted	1.7	40.91
Vested	(0.8)	40.04
Forfeited	(1.7)	49.19
Unvested at December 31, 2023	3.6	$42.95

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2022 and 2021 were $39.73 and $63.61, respectively. The unamortized compensation cost related to RSUs is $57 million, which will be expensed over the remaining weighted average restricted period of the RSUs, which is 1.9 years.

The total fair value of shares vested for the years ended December 31, 2023, 2022 and 2021 was $42 million, $49 million and $76 million, respectively.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31 were as follows:

Basic Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2023	2022	2021

Net (loss) income attributable to Dentsply Sirona	$(132)	$(950)	$411

Weighted average common shares outstanding	212.0	215.5	218.4

Earnings (loss) per common share - basic	$(0.62)	$(4.41)	$1.88

Diluted Earnings (Loss) Per Common Share
(in millions, except per share amounts)	2023	2022	2021

Net (loss) income attributable to Dentsply Sirona	$(132)	$(950)	$411

Weighted average common shares outstanding	212.0	215.5	218.4
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	1.8
Total weighted average diluted shares outstanding	212.0	215.5	220.2

Earnings (loss) per common share - diluted	$(0.62)	$(4.41)	$1.87

Weighted average shares excluded from diluted common shares outstanding due to reported net loss	1.1	0.5	—

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	3.0	3.6	1.0

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

AOCI includes cumulative foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company’s pension plans. These changes are recorded in AOCI net of tax. For the years ended December 31, 2023, 2022 and 2021, these tax adjustments were $166 million, $100 million and $168 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $360 million and $438 million at December 31, 2023 and 2022, respectively, and included losses of $113 million and $84 million, at December 31, 2023 and 2022, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2023 and 2022 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive income (loss) before reclassifications and tax impact	2	—	(45)	(34)	(77)
Tax benefit	47	—	11	8	66
Other comprehensive income (loss), net of tax, before reclassifications	$49	$—	$(34)	$(26)	$(11)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	4	—	(1)	3
Net increase (decrease) in other comprehensive income	49	4	(34)	(27)	(8)
Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2021	$(366)	$(16)	$(103)	$(107)	$(592)
Other comprehensive (loss) income before reclassifications and tax impact	(127)	(1)	39	116	27
Tax expense	(29)	—	(9)	(30)	(68)
Other comprehensive (loss) income, net of tax, before reclassifications	$(156)	$(1)	$30	$86	$(41)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	5	5
Net (decrease) increase in other comprehensive income	(156)	(1)	30	91	(36)
Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2023	2022	2021

Gain (Loss) on derivative financial instruments:
Interest rate swaps	$(3)	$(3)	$(4)	Interest expense, net
Foreign exchange forward contracts	(1)	3	(3)	Cost of products sold
Net loss before tax	$(4)	$—	$(7)
Tax impact	—	—	—	(Benefit) provision for income taxes
Net loss after tax	$(4)	$—	$(7)

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$1	$1	$1	(a)
Amortization of net actuarial losses	—	(8)	(12)	(a)
Net income (loss) before tax	$1	$(7)	$(11)
Tax impact	—	2	3	(Benefit) provision for income taxes
Net income (loss) after tax	$1	$(5)	$(8)

Total reclassifications for the period	$(3)	$(5)	$(15)

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

Effective April 1, 2023 the Company realigned its reporting structure due to certain organizational changes. The Company realigned its reportable segments to reflect changes in how the Company manages its operations, specifically the level at which its chief operating decision maker (“CODM”) regularly reviews operating results and allocates resources. As a result, the reportable segments changed from Technology & Equipment and Consumables to (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare.

The Company has four operating segments that are organized primarily by product. They generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight with the exception of Wellspect Healthcare, which has a more discrete market and regulatory environment specific to the industry for medical devices. These operating segments which also form the Company’s reportable segments, are identified in accordance with how the Company’s CODM regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

The Company evaluates performance of the segments based on the net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations. Asset and other balance sheet information are not reported to the CODM.

A description of the products and services provided within each of the Company’s four reportable segments is provided below.

Connected Technology Solutions

This segment includes the design, manufacture and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and CAD/CAM product categories.

Equipment & Instruments

The Equipment & Instruments product category consists of basic and high-tech dental equipment such as imaging equipment, motorized dental handpieces, treatment centers, and other instruments for dental practitioners and specialists. Imaging equipment serves as a key point of entry to the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intraoral applications, as well as cone-beam computed tomography systems (“CBCT”). Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygienic and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment, such as amalgamators, mixing machines and porcelain furnaces.

CAD/CAM

Dental CAD/CAM technologies are products designed for dental offices to support numerous digital workflows for procedures such as dental restorations through integrations with DS Core, our cloud-based platform. This product category includes intraoral scanners, 3-D printers, mills, and certain software and services, as well as a full-chairside economical restoration of esthetic ceramic dentistry offering called CEREC. A full-chairside offering enables dentists to practice same day or single visit dentistry.

Essential Dental Solutions

This segment includes the development, manufacture and sales of the Company’s value-added endodontic, restorative, and preventive consumable products and small equipment used in dental offices for the treatment of patients. Offerings in this segment also include specialized treatment products including products used in the creation of dental appliances.

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include motorized endodontic handpieces, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include dental ceramics and other materials used in prosthetic restorations including crowns and veneers.

The preventive products include small equipment products such as curing light systems, dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants and impression materials.

Orthodontic and Implant Solutions

This segment includes the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures and dental professional directed aligner solutions. Offerings in this segment also include application of our digital services and technology, including those provided by DS Core, our cloud-based platform.

Orthodontics

The Orthodontics product category includes SureSmile, an aligner solution provided through clinician offices, and Byte, a direct-to-consumer aligner solution. The Orthodontics product category also includes a High Frequency Vibration technology device known as VPro or as HyperByte within Byte’s product offering, as well as the new SureSmile Simulator which uses intraoral scanners and our DS Core platform to create a 3D visualization of patient outcomes. SureSmile aligner solutions include whitening kits and retainers. Byte aligner solutions include Byte Plus with in-office intraoral scanning for treatment planning. The aligner offerings also include software technology that enables aligner treatment planning and seamless connectivity of a digital workflow from diagnostics through treatment delivery.

Implants & Prosthetics

The Implants & Prosthetics product category includes technology to support the Company’s digital workflows for implant systems, a portfolio of innovative dental implant products, digital dentures, crown and bridge porcelain products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor. Offerings in this category also include dental prosthetics such as artificial teeth and precious metal dental alloys.

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. This category consists mainly of urology catheters and other healthcare-related consumable products.

The Company’s segment information for the years ended December 31 was as follows:

Net Sales	Year Ended December 31,
(in millions)	2023	2022	2021

Connected Technology Solutions	$1,169	$1,219	$1,348
Essential Dental Solutions	1,468	1,427	1,516
Orthodontic and Implant Solutions	1,040	1,006	1,064
Wellspect Healthcare	288	270	303
Total net sales	$3,965	$3,922	$4,231

Depreciation and Amortization	Year Ended December 31,
(in millions)	2023	2022	2021

Connected Technology Solutions	$176	$172	$185
Essential Dental Solutions	33	31	41
Orthodontic and Implant Solutions	97	90	83
Wellspect Healthcare	18	21	24
All Other (a)	19	14	14
Total	$343	$328	$347
(a) Includes amounts recorded at corporate headquarters.

Segment Adjusted Operating Income	Year Ended December 31,
(in millions)	2023	2022	2021

Connected Technology Solutions	$101	$161	$267
Essential Dental Solutions	478	467	511
Orthodontic and Implant Solutions	156	193	217
Wellspect Healthcare	87	73	87
Segment adjusted operating income	$822	$894	$1,082

Reconciling items (income) expense:
All other (a)	319	318	229
Goodwill and intangible asset impairments	307	1,287	—
Restructuring and other costs	67	14	17
Interest expense, net	81	65	49
Other expense (income), net	9	53	14
Amortization of intangible assets	211	209	222
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations	3	3	6
(Loss) income before income taxes	$(175)	$(1,055)	$545
(a) Includes the results of unassigned corporate headquarters costs.

Geographic Information

The following tables set forth information about the Company’s significant operations by geographic areas, for the years ended December 31, 2023, 2022, and 2021. Net sales reported below represent revenues from external customers in those respective countries based on the destination of shipments.

	Year Ended December 31,
(in millions)	2023	2022	2021

Net sales
United States	$1,437	$1,393	$1,484
Germany	431	447	482
Other Foreign	2,097	2,082	2,265
Total net sales	$3,965	$3,922	$4,231
Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

	Year Ended December 31,
(in millions)	2023	2022	2021

Property, plant, and equipment, net
United States	$194	$174	$166
Germany	260	275	309
Sweden	105	98	107
Other Foreign	241	214	191
Total property, plant, and equipment, net	$800	$761	$773

Product and Customer Information

For information on the Company’s net sales by product category comprising each of the reportable segments, see Note 2, Revenue.

Concentration Risk

Customers that accounted for 10% or more of net sales or accounts receivable for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023		2022
	% of net sales	% of accounts receivable	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	11%	11%	15%
Patterson Companies, Inc.	N/A	10%	N/A	12%

For the year ended December 31, 2021, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable.

NOTE 7 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Foreign exchange transaction (gain) loss	$(3)	$6	$(12)
Other expense (income), net	12	47	14
Total other expense (income), net	$9	$53	$2

The Company’s equity-method net losses were $4 million, $36 million, and $10 million for the years ended December 31, 2023, 2022, and 2021, respectively. Loss from equity method investments for the year ended December 31, 2022 includes $36 million recorded in Other expense (income), net in the Consolidated Statements of Operations for a write-off of the Company’s ownership position in a privately-held dental investment company following impairment of underlying investments held by the investment company and the Company’s determination that the remaining investment is not recoverable.

On February 1, 2021, the Company disposed of an investment casting business previously included as part of the former Consumables segment in exchange for a cash receipt of $19 million. The divestiture resulted in a pre-tax gain of $13 million recorded in Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2021.

NOTE 8 - INVENTORIES, NET

Inventories, net were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Raw materials and supplies	$185	$169
Work-in-process	77	77
Finished goods	362	381
Inventories, net	$624	$627

The Company’s inventory reserve was $107 million and $83 million at December 31, 2023 and 2022, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Land	$49	$48
Buildings and improvements	568	546
Machinery and equipment	964	963
Capitalized software	446	400
Construction in progress	138	116
	$2,165	$2,073
Less: Accumulated depreciation and amortization	1,365	1,312
Property, plant and equipment, net	$800	$761

NOTE 10 - LEASES

The net present value of finance and operating lease right-of-use assets and liabilities were as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2023	2022

Assets
Finance leases	Property, plant, and equipment, net	$1	$1
Operating leases	Operating lease right-of-use assets, net	178	200
Total right-of-use assets		$179	$201

Liabilities
Current liabilities
Finance leases	Notes payable and current portion of long-term debt	$—	$1
Operating leases	Accrued liabilities	56	54
Noncurrent liabilities
Finance leases	Long-term debt	1	1
Operating leases	Operating lease liabilities	125	149
Total lease liabilities		$182	$205

Supplemental information:
Weighted-average discount rate
Finance leases		4.2%	3.5%
Operating leases		3.9%	3.5%

Weighted-average remaining lease term in years
Finance leases		5.2	4.1
Operating leases		4.5	5.1

The lease cost recognized in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Operating lease cost	$67	$68
Short-term lease cost	—	1
Variable lease cost	15	12
Total lease cost	$82	$81

The contractual maturity dates of the remaining lease liabilities as of December 31, 2023 were as follows:

(in millions)	Finance Leases	Operating Leases	Total

2024	$—	$62	$62
2025	1	45	46
2026	—	32	32
2027	—	21	21
2028	—	16	16
2029 and beyond	—	23	23
Total lease payments	$1	$199	$200
Less imputed interest	—	18	18
Present value of lease liabilities	$1	$181	$182

The supplemental cash flow information for leases were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$68	$66	$65

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$—	$1
Operating leases	36	57	79

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

The Company assesses both goodwill and indefinite-lived intangible assets for impairment annually as of April 1 or more frequently if events or changes in circumstances indicate the asset might be impaired.

On April 1, 2023, the Company realigned its reporting units due to a change in organizational structure. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified.

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

Third Quarter 2023 Impairment

In the quarter ended September 30, 2023, the Company identified indicators of a more likely than not impairment related to its Connected Technology Solutions reporting unit, which comprises all the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors because of weakened demand, particularly in European markets, and increased discount rates. Core underlying market interest rates, which serve as the basis for the discount rate assumptions in our impairment models, rose by approximately 110 bps between the annual impairment test and the interim test during the third quarter of 2023. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly in relation to demand for products which are commonly financed by end customers and are therefore adversely impacted by an environment of higher interest rates. The higher inflationary environment has also impacted the discretionary spending behavior of our customers more generally, further reducing global demand for certain products in favor of lower cost options. As such, an impairment test was performed in the third quarter of 2023 (the “third quarter test”).

During the third quarter test, the fair value of the Connected Technology Solutions reporting unit was computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. Significant assumptions used in the discounted cash flow model included, but were not limited to, a discount rate of 11.5%, revenue growth rates (including perpetual growth rates), and operating margin percentages of the reporting unit’s business. As a result, the Company recorded a pre-tax goodwill impairment charge for the three months ended September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions segment. This charge was recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

Additionally, in conjunction with the third quarter test, the Company tested the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment for impairment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment, and determined certain tradenames and trademarks were impaired. These indefinite-lived intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method. Significant assumptions used in the relief from royalty method included, but were not limited to, discount rates (ranging from 11.5% to 16.5%) revenue growth rates (including perpetual growth rates), and royalty rates. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. The impairment charge was primarily driven by macroeconomic factors such as weakened demand, higher cost of capital, and cost inflation, which are contributing to reduced forecasted revenues. These charges were recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations.

The carrying values of indefinite-lived intangible assets impaired in the third quarter of 2023 were $215 million and $23 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, as of December 31, 2023. As the fair value of these indefinite-lived intangible assets continues to approximate carrying value as of December 31, 2023, any further decline in key assumptions could result in additional impairments in future periods.

As of December 31, 2023, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the fourth quarter of 2023 and concluded there were no such indicators.

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

2022 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

In the third and fourth quarters of 2022, the Company experienced adverse macroeconomic factors because of weakened global demand, higher cost of capital, unfavorable foreign currency impacts, and increased raw material, supply chain, and service costs, which contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows. As a result, the Company identified indicators of a more likely than not impairment related to its former Digital Dental Group and former Equipment & Instruments reporting units within the former Technologies & Equipment segment and certain indefinite-lived intangible assets, within these former reporting units as well as the former Consumables reporting unit within the former Consumables segment.

The fair values of the two former reporting units above were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses five- to ten- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow models include, but are not limited to, the discount rate of 11.0%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations which include, but were not limited to, distribution channel changes, impact from competition, and new product developments. The Company also considered current and projected market and economic conditions. As a result, the Company recorded a pre-tax goodwill impairment charge related to the former Digital Dental Group and former Equipment & Instruments reporting units within the former Technologies & Equipment segment of $1,100 million and $87 million, respectively, for the three months ended September 30, 2022. This charge was recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations.

The fair values of intangible assets were computed using either an income approach, specifically a relief from royalty method, or a qualitative assessment. The Company’s significant assumptions in the relief from royalty method include, but were not limited to, discount rates ranging from 11.0% to 12.5%, revenue growth rates (including perpetual growth rates) and royalty rates. As a result, the Company recorded impairment charges for its indefinite-lived intangible assets of $66 million and $28 million for the former Digital Dental Group and former Equipment & Instruments reporting units, respectively, within the former Technologies & Equipment segment, and a $6 million charge for the former Consumables reporting unit within the former Consumables segment, for the year ended December 31, 2022. This charge was recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations.

2021 Annual Goodwill and Indefinite-Lived Intangibles Impairment and Testing

The Company performed the required annual impairment tests of goodwill and indefinite-lived intangibles as of April 1, 2021 consistent with the valuation approaches described above, which did not result in any impairment for the year ended December 31, 2021.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Technologies & Equipment	Consumables	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2022
Goodwill	5,902	866	$—	$—	$—	$—	$6,768
Accumulated impairment losses	(4,080)	—	—	—	—	—	(4,080)
Goodwill, net December 31, 2022	$1,822	$866	$—	$—	$—	$—	$2,688

Translation	9	4	—	—	—	—	13

Balance at March 31, 2023
Goodwill	$5,911	$870	$—	$—	$—	$—	$6,781
Accumulated impairment losses	(4,080)	—	—	—	—	—	(4,080)
Goodwill, net March 31, 2023	$1,831	$870	$—	$—	$—	$—	$2,701

Realignment of goodwill	(1,831)	(870)	293	835	1,303	270	$—
Translation	—	—	—	1	(5)	6	2
Goodwill, net June 30, 2023	$—	$—	$293	$836	$1,298	$276	$2,703

Impairment	—	—	(291)	—	—	—	(291)
Translation	—	—	(2)	4	25	(1)	26

Balance at December 31, 2023
Goodwill	$—	$—	$291	$840	$1,323	$275	$2,729
Accumulated Impairment Losses	—	—	(291)	—	—	—	(291)
Balance at December 31, 2023	$—	$—	$—	$840	$1,323	$275	$2,438

Identifiable definite-lived and indefinite-lived intangible assets at were as follows:

	Year Ended December 31,
	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,697	$(1,006)	$691	$1,658	$(848)	$810
Tradenames and trademarks	271	(102)	169	273	(96)	177
Licensing agreements	30	(27)	3	30	(26)	4
Customer relationships	1,070	(680)	390	1,057	(600)	457
Total definite-lived	$3,068	$(1,815)	$1,253	$3,018	$(1,570)	$1,448

Indefinite-lived tradenames and trademarks	447	—	447	450	—	450
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	452	—	452	455	—	455

Total identifiable intangible assets	$3,520	$(1,815)	$1,705	$3,473	$(1,570)	$1,903
(a) Intangible assets acquired in a business combination that are in-process and used in R&D activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

Amortization expense for definite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $211 million, $209 million and $222 million, respectively. The estimated annual amortization expense related to these intangible assets for each of the five succeeding calendar years is $212 million, $219 million, $143 million, $124 million and $128 million for 2024, 2025, 2026, 2027 and 2028, respectively.

During the second quarter of 2021, the Company purchased certain developed technology rights for an initial payment of $3 million. The purchase consideration also includes contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones, which were not yet considered probable at December 31, 2023.

NOTE 12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Prepaid expenses	$113	$104
Value-added tax receivable	61	53
Deposits	33	24
Other current assets	113	88
Prepaid expenses and other current assets	$320	$269

NOTE 13 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Payroll, commissions, bonuses, other cash compensation and employee benefits	$161	$156
Sales and marketing programs	68	65
Reserve for distributor rebates	151	163
Restructuring costs	37	7
Accrued vacation and holidays	32	32
Professional and legal costs	25	27
Current portion of derivatives	18	19
General insurance	11	12
Warranty liabilities	24	22
Third party royalties	5	7
Deferred income	91	84
Accrued interest	9	9
Accrued property taxes	6	6
Current operating lease liabilities	56	54
Other	55	64
Accrued liabilities	$749	$727

NOTE 14 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt was as follows:

	Year Ended December 31,
	2023		2022
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$225	5.8%	$95	5.1%
Other short-term borrowings	20	4.9%	22	4.6%
Add: Current portion of long-term debt	77		1
Total short-term debt	$322		$118

Maximum month-end short-term debt outstanding during the year	$399		$395
Average amount of short-term debt outstanding during the year	284		289
Weighted-average interest rate on short-term debt at year-end		5.7%		5.0%

Short-Term Borrowings

On May 12, 2023, the Company entered into a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million that expires on May 12, 2028. This new facility replaced the prior $700 million five-year senior unsecured multi-currency revolving facility that was scheduled to expire on July 26, 2024. The Company also has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had outstanding borrowings of $225 million and $95 million under the commercial paper facility at December 31, 2023 and December 31, 2022, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $44 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings of $20 million.
At December 31, 2023, the Company had $499 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

Long-Term Debt

Long-term debt was as follows:

	Year Ended December 31,
	2023		2022
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Private placement notes 70 million euros due October 2024	$77	1.0%	$75	1.0%
Private placement notes 25 million Swiss franc due December 2025	30	0.9%	27	0.9%
Private placement notes 97 million euros due December 2025	107	2.1%	104	2.1%
Private placement notes 26 million euros due February 2026	29	2.1%	28	2.1%
Private placement notes 58 million Swiss franc due August 2026	69	1.0%	63	1.0%
Private placement notes 106 million euros due August 2026	117	2.3%	114	2.3%
Private placement notes 70 million euros due October 2027	77	1.3%	75	1.3%
Private placement notes 8 million Swiss franc due December 2027	9	1.0%	8	1.0%
Private placement notes 15 million euros due December 2027	17	2.2%	16	2.2%
Private placement notes 140 million Swiss franc due August 2028	166	1.2%	151	1.2%
Private placement notes 70 million euros due October 2029	77	1.5%	75	1.5%
Fixed rate senior notes 750 million due June 2030	750	3.3%	750	3.3%
Private placement notes 70 million euros due October 2030	77	1.6%	75	1.6%
Private placement notes 45 million euros due February 2031	50	2.5%	48	2.5%
Private placement notes 65 million Swiss franc due August 2031	77	1.3%	70	1.3%
Private placement notes 12.6 billion Japanese yen due September 2031	89	1.0%	96	1.0%
Private placement notes 70 million euros due October 2031	77	1.7%	75	1.7%
Other borrowings, various currencies and rates	14		21
Hedge accounting fair value adjustment(a)	(28)		(35)
	$1,881		$1,836
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	77		1
Less: Long-term portion of deferred financing costs	8		9
Long-term portion	$1,796		$1,826
(a) Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

The Company’s multi-currency revolving credit facility, term loans and senior notes contain certain affirmative and negative covenants relating to the Company’s operations and financial condition. At December 31, 2023, the Company was in compliance with all debt covenants.

The contractual maturity dates of the Company’s long-term borrowings as of December 31, 2023 were as follows:

(in millions)
2024	$77
2025	148
2026	218
2027	103
2028	166
2029 and beyond	1,197
$1,909

Interest expense, net includes interest income of $16 million, $11 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily relating to interest-bearing cash equivalents and customer financing for our direct-to-consumer aligner solutions.

NOTE 15 - EQUITY

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At December 31, 2023, the Company had authorization to repurchase $1.44 billion in shares of common stock remaining under the share repurchase program.

On March 3, 2023, the Company entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with a financial institution to repurchase the Company’s common stock. The Company repurchased shares under the ASR Agreement as part of the share repurchase program described above. In 2023, the Company repurchased approximately 3.1 million shares delivered during March 2023 at a volume-weighted average price of $38.74 representing $120 million of the total anticipated repurchase. In April 2023, an additional 0.8 million shares were delivered upon the final settlement of the ASR Agreement resulting in a total of 3.9 million shares repurchased under the agreement.

(in millions, except per share amounts)		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per share	Value of Shares as a % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
March 3, 2023	$150	3.1	$38.74	80%	April 28, 2023	3.9	$38.55

The ASR Agreement was accounted for as an initial delivery of common shares in a treasury stock transaction on March 6, 2023 of $121 million and a forward contract indexed to the Company’s common stock for an amount of common shares that was determined on the final settlement date. The forward contract met all applicable criteria for equity classification and was not accounted for as a derivative instrument for the quarter ended March 31, 2023. Therefore, the value of the forward contract of $30 million was recorded in Capital in excess of par value at March 31, 2023. Upon final settlement in April 2023, this amount was subsequently recorded as Treasury Stock in the Consolidated Balance Sheets. The initial delivery and final settlement of common stock reduced the weighted average common shares outstanding for both basic and diluted earnings per share. The forward contract did not impact the weighted average common shares outstanding for diluted earnings per share.

For the years ended December 31, 2023, 2022 and 2021, the Company repurchased outstanding shares of common stock at a cost of $300 million, $150 million and $200 million, respectively. For the year ended December 31, 2023, the treasury stock transactions resulted in an excise tax accrual of $3 million for public company stock repurchases established by the Inflation Reduction Act of 2022.

For the year ended December 31, 2023, stock options exercised and the proceeds received at exercise were not significant. For the years ended December, 31, 2022 and 2021, the Company received proceeds of $6 million and $51 million, respectively, primarily as a result of stock options exercised in the amount of 0.1 million and 1.1 million in each of the years, respectively. It is the Company’s practice to issue shares from treasury stock when stock options are exercised and RSUs vest.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2020	264.5	(45.8)	218.7
Shares of treasury stock issued	—	2.2	2.2
Repurchase of common stock at an average cost of $57.47	—	(3.5)	(3.5)

Balance at December 31, 2021	264.5	(47.1)	217.4
Shares of treasury stock issued	—	0.9	0.9
Repurchase of common stock at an average cost of $48.22	—	(3.1)	(3.1)

Balance at December 31, 2022	264.5	(49.3)	215.2
Shares of treasury stock issued	—	0.8	0.8
Repurchase of common stock at an average cost of $34.20	—	(8.8)	(8.8)

Balance at December 31, 2023	264.5	(57.3)	207.2

NOTE 16 - INCOME TAXES

The components of (loss) income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

United States	$(6)	$(531)	$51
Foreign	(169)	(524)	494
Total (loss) income before income taxes	$(175)	$(1,055)	$545

The components of the (benefit) provision for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Current:
U.S. federal	$1	$1	$1
U.S. state	—	4	4
Foreign	86	118	154
Total	$87	$123	$159

Deferred:
U.S. federal	$4	$(145)	$10
U.S. state	(3)	(17)	2
Foreign	(131)	(66)	(37)
Total	$(130)	$(228)	$(25)

Total (benefit) provision for income taxes	$(43)	$(105)	$134

The reconciliation of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
(in millions, except percentages)	2023		2022		2021

Statutory U.S. federal income tax rate	$(37)	21.0%	$(222)	21.0%	$114	21.0%
Effect of:
State income taxes, net of federal benefit	(2)	1.4	(11)	1.0	4	0.8
Federal benefit of R&D and foreign tax credits	(17)	10.0	(8)	0.8	(5)	(0.9)
US other permanent differences	5	(2.7)	9	(0.9)	2	0.4
Tax effect of international operations	(65)	37.2	(5)	0.5	2	0.3
Global Intangible Low Taxed Income (GILTI)	12	(7.0)	20	(1.9)	13	2.4
Foreign Derived Intangible Income (FDII)	(9)	5.2	(8)	0.8	(7)	(1.3)
Net effect of tax audit activity	(6)	3.2	15	(1.4)	9	1.6
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	1	(0.4)	(3)	0.3	10	1.9
Federal tax on unremitted earnings of certain foreign subsidiaries	2	(0.9)	1	(0.1)	(1)	(0.2)
Valuation allowance adjustments	5	(3.2)	(9)	0.8	(9)	(1.7)
Tax effect of impairment of goodwill and intangibles	60	(34.6)	114	(10.8)	—	—
Other	8	(4.4)	2	(0.2)	2	0.3
Effective income tax rate on operations	$(43)	24.8%	$(105)	9.9%	$134	24.6%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Deferred tax assets
Employee benefit accruals	$55	$55
Inventory	15	9
Miscellaneous accruals	51	37
Other	44	48
Lease right-of-use liability	46	48
Net unrealized gains/losses included in AOCI	36	—
Foreign tax credit and R&D carryforward	43	40
Tax loss carryforwards and other tax attributes	948	654
Total deferred tax assets	$1,238	$891
Less: Valuation allowances	(863)	(645)
Total deferred tax assets, net	$375	$246

Deferred tax liabilities
Identifiable intangible assets	$(298)	$(325)
Property, plant and equipment	(38)	(41)
Lease right-of-use asset	(46)	(47)
Net unrealized gains/losses included in AOCI	—	(13)
Taxes on unremitted earnings of foreign subsidiaries	(8)	(6)
Total deferred tax liabilities	(390)	(432)
Net deferred tax liabilities	$(15)	$(186)

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheets line items at December 31 were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Assets
Other noncurrent assets	$213	$101
Liabilities
Deferred income taxes	$228	$287

The Company has $40 million of foreign tax credit carryforwards at December 31, 2023, of which $33 million will expire in 2025 and $7 million will expire at various times from 2028 through 2031.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $3,889 million at December 31, 2023, of which $3,671 million expires at various times through 2043 and $218 million may be carried forward indefinitely. These are reflected as deferred income tax assets at December 31, 2023, comprising of tax benefits of $873 million and $74 million, before valuation allowances, related to tax loss carryforwards and disallowed interest carryforwards, respectively. As of December 31, 2022 the Company’s deferred tax assets included $601 million of tax loss carryforwards and $53 million of disallowed interest carryforwards. The increase in tax loss carryforwards in 2023 is primarily a result of impairment losses.

At December 31, 2023, the Company has recorded $791 million of valuation allowance to offset the tax benefit of net operating losses, $40 million to offset the tax benefit of foreign tax credits, and $32 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future. The increase in the valuation allowance is attributable to the increase in the tax loss carryforwards generated in 2023 as there is uncertainty that these assets can be realized in the future.

The Company has provided $8 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Undistributed earnings of foreign subsidiaries and related companies that are considered to be permanently invested amounted to $2,303 million at December 31, 2023 and $2,492 million at December 31, 2022.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2023 is approximately $136 million, including interest of which, approximately $40 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitations in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1 million, which, if recognized, would affect the effective income tax rate.

The total amount of accrued interest and penalties were $4 million and $6 million at December 31, 2023 and 2022, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. The Company recognized a tax benefit of $2 million for the years ended December 31, 2023 and 2022 related to interest and penalties.

The increase in unrecognized tax benefits in 2023 is primarily related to a gain generated from an internal debt structuring in 2023. If this benefit was recognized, it would result in a reduction to deferred tax assets related to tax loss carryforwards, with an equal and offsetting reduction to the valuation allowance. Thus, the release of this reserve would not impact the effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the United States, Germany, Sweden and Switzerland. The Company has concluded all U.S. federal income tax matters for years through 2014 with the Internal Revenue Service (“IRS”). The Company is currently under audit for the tax years 2015 and 2016. For additional information on the IRS audit, see Note 21, Commitments and Contingencies. The Company concluded audits in Germany through the tax year 2014 and is currently under audit for the years 2015 through 2017. The tax years 2018 through 2021 are subject to future potential audit adjustments in Germany.

The activity recorded for unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Unrecognized tax benefits at beginning of period	$49	$34	$27
Gross change for prior-period positions	1	12	6
Gross change for current year positions	95	4	2
Decrease due to settlements and payments	(9)	—	—
Decrease due to statute expirations	(4)	—	—
Decrease due to effect from foreign currency translation	—	(1)	(1)

Unrecognized tax benefits at end of period	$132	$49	$34

NOTE 17 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings Plan (the “Plan”), allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis, and in most cases, the Company provides a matching contribution. The Plan includes various investment funds. The Company may make a non-elective discretionary cash contribution of 3% of compensation to participant accounts. Additionally, each eligible participant who elects to contribute to the Plan will receive a matching contribution of 100% on the first 1% contributed and 50% on the next 5% contributed for a total maximum matching contribution of 3.5%. In addition to the primary U.S. plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, were $43 million, $41 million and $39 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Defined Benefit Plans

The Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Indonesia, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland, Taiwan, and the United States. These plans provide benefits based upon age, years of service and remuneration. Substantially all the German and Swedish plans are unfunded book reserve plans. Most employees and retirees outside the United States are covered by government health plans.

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

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2023 include a $35 million actuarial loss primarily attributable to the decrease in discount rates, the effect of which is slightly offset by the change in inflation and salary increase assumptions in some plans. The changes also include a $3 million actuarial loss due to plan experience different than anticipated.

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

Defined Benefit Pension Plan Assets

The primary investment strategy is to ensure that the assets of the plans, along with anticipated future contributions, will be invested in order that the benefit entitlements of employees, pensioners and beneficiaries covered under the plan can be met when due with high probability. Pension plan assets consist mainly of common stock and fixed income investments. The target allocations for defined benefit plan assets are 30% to 65% equity securities, 30% to 65% fixed income securities, 0% to 15% real estate, and 0% to 25% in all other types of investments. Equity securities include investments in companies located both in and outside the United States. Equity securities in the defined benefit pension plans do not include Company common stock contributed directly by the Company. Fixed income securities include corporate bonds of companies from diversified industries, government bonds, mortgage notes and pledge letters. Other types of investments include investments in mutual funds, insurance contracts, hedge funds and real estate. These plan assets are not recorded in the Company’s Consolidated Balance Sheet as they are held in trust or other off-balance sheet investment vehicles.

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

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Change in Benefit Obligation
Benefit obligation at beginning of year	$440	$619
Service cost	10	12
Interest cost	14	5
Participant contributions	4	4
Actuarial losses (gains)	38	(149)
Effect of exchange rate changes	26	(35)
Plan curtailments and settlements	—	(1)
Benefits paid	(21)	(15)
Benefit obligation at end of year	$511	$440

Change in Plan Assets
Fair value of plan assets at beginning of year	$182	$212
Actual return on assets	10	(28)
Plan settlements	—	(1)
Effect of exchange rate changes	17	(5)
Employer contributions	15	15
Participant contributions	4	4
Benefits paid	(21)	(15)
Fair value of plan assets at end of year	$207	$182

Funded status at end of year	$(304)	$(258)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2023	2022

Other noncurrent assets, net	Other noncurrent assets	$5	$9
Deferred tax asset	Other noncurrent assets	11	6
Total assets		$16	$15

Current liabilities	Accrued liabilities	$(11)	$(10)
Other noncurrent liabilities	Other noncurrent liabilities	(298)	(257)
Deferred tax liability	Deferred income taxes	(2)	(5)
Total liabilities		$(311)	$(272)

Accumulated other comprehensive income	Accumulated other comprehensive loss	36	7
Net amount recognized		$(259)	$(250)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Net actuarial loss	$48	$12
Net prior service cost	(3)	(4)
Before tax AOCI	$45	$8
Less: Deferred taxes	9	1
Net of tax AOCI	$36	$7

Information for pension plans with a projected or accumulated benefit obligation in excess of plan assets were as follows:

	Year Ended December 31,
(in millions)	2023	2022

Projected benefit obligation	$323	$283
Accumulated benefit obligation	310	272
Fair value of plan assets	15	15

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in the Consolidated Statements of Operations
(in millions)	2023	2022	2021

Service cost	$4	$5	$7	Cost of products sold
Service cost	6	7	10	Selling, general and administrative expenses
Interest cost	14	5	3	Other expense (income), net
Expected return on plan assets	(6)	(4)	(4)	Other expense (income), net
Amortization of prior service credit	(1)	(1)	(1)	Other expense (income), net
Amortization of net actuarial loss	—	8	12	Other expense (income), net
Acquisitions/Divestitures	—	—	1	Other expense (income), net
Curtailment and settlement gains	—	(1)	(1)	Other expense (income), net
Net periodic benefit cost	$17	$19	$27

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021

Net actuarial losses (gains)	$37	$(125)	$(36)
Amortization	1	(7)	(11)
Total recognized in AOCI	$38	$(132)	$(47)
Total recognized in net periodic benefit cost and AOCI	$55	$(113)	$(20)

Assumptions

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2023	2022	2021

Interest crediting rate	2.3%	2.5%	1.3%
Discount rate	2.6%	3.2%	1.1%
Rate of compensation increase	2.5%	2.6%	2.6%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations were as follows:

	Year Ended December 31,
	2023	2022	2021

Interest crediting rate	2.5%	1.3%	1.3%
Discount rate	3.2%	1.1%	0.6%
Expected return on plan assets	3.2%	2.2%	2.2%
Rate of compensation increase	2.6%	2.6%	2.4%
Measurement date	12/31/2023	12/31/2022	12/31/2021

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

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2023 and 2022 are presented in the table below by asset category. Approximately 84% of the total plan assets are categorized as Level 1, as the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$7	$7	$—	$—
Equity securities:
International	63	63	—	—
Fixed income securities:
Fixed rate bonds (a)	84	84	—	—
Other types of investments:
Mutual funds (b)	19	19	—	—
Insurance contracts	26	—	—	26
Hedge funds	7	—	—	7
Real estate	1	—	—	1
Total	$207	$173	$—	$34

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$15	$15	$—	$—
Equity securities:
International	49	49	—	—
Fixed income securities:
Fixed rate bonds (a)	67	67	—	—
Other types of investments:
Mutual funds (b)	17	17	—	—
Insurance contracts	24	—	—	24
Hedge funds	9	—	—	9
Real estate	1	—	—	1
Total	$182	$148	$—	$34
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

A reconciliation from December 31, 2021 to December 31, 2023 for the plan assets categorized as Level 3 were as follows:

(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2021	$34	$11	$1	$46
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	(1)	—	(6)
Purchases, sales and settlements, net	(2)	(1)	—	(3)
Effect of exchange rate changes	(3)	—	—	(3)
Balance at December 31, 2022	$24	$9	$1	$34
Actual return on plan assets:
Relating to assets still held at the reporting date	$2	$—	$—	$2
Purchases, sales and settlements, net	(1)	(3)	—	(4)
Effect of exchange rate changes	1	1	—	2
Balance at December 31, 2023	$26	$7	$1	$34

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

Cash Flows

In 2024, the Company expects to make employer contributions of $18 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future are as follows:

(in millions)	Pension Benefits

2024	$26
2025	27
2026	26
2027	27
2028	24
2029-2033	124

NOTE 18 - RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the years ended December 31, 2023, 2022 and 2021 were as follows:

Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31,
(in millions)	2023	2022	2021

Cost of products sold	$4	$—	$(3)
Selling, general, and administrative expenses	3	—	6
Restructuring and other costs	67	14	17
Total Restructuring and other costs	$74	$14	$20

Restructuring and other costs of $67 million recorded in the year ended December 31, 2023 consisted primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023. This plan seeks to restructure the Company’s business to improve operational performance and drive shareholder value creation through a new operating model with four operating segments, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required which are now substantially complete. The Company expects to incur between $115 and $135 million in non-recurring charges, comprising $80 to $100 million in restructuring expenditures and charges, primarily related to employee transition, severance payments, employee benefits and facility closure costs, and $35 million in other non-recurring costs which mostly consist of consulting, legal and other professional service fees. The plan is expected to be substantially completed by mid-2024. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at December 31, 2023 was as follows:

	Severance
(in millions)	2021 and Prior Plans	2022 Plans	2023 Plans	Total

Balance at December 31, 2022	$4	$3	$—	$7
Provisions and adjustments	—	2	62	64
Amounts applied	(2)	(3)	(24)	(29)
Change in estimates	—	(2)	(1)	(3)
Balance at December 31, 2023	$2	$—	$37	$39

	Other Restructuring Costs
(in millions)	2021 and Prior Plans	2022 Plans	2023 Plans	Total

Balance at December 31, 2022	$—	$1	$—	$1
Provisions and adjustments	1	—	9	10
Amounts applied	(1)	—	(8)	(9)
Change in estimates	—	—	(1)	(1)
Balance at December 31, 2023	$—	$1	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2022	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2023

Connected Technology Solutions	$3	$18	$(8)	$—	$13
Essential Dental Solutions	4	25	(10)	(2)	17
Orthodontic and Implant Solutions	1	16	(7)	(1)	9
Wellspect Healthcare	—	5	(3)	(1)	1
All Other	—	10	(10)	—	—
Total	$8	$74	$(38)	$(4)	$40

The Company’s restructuring accruals at December 31, 2022 were as follows:

	Severances
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$5	$9	$—	$14
Provisions and adjustments	1	1	9	11
Amounts applied	(3)	(6)	(5)	(14)
Change in estimates	(2)	(1)	(1)	(4)
Balance at December 31, 2022	$1	$3	$3	$7

	Other Restructuring Costs
(in millions)	2020 and Prior Plans	2021 Plans	2022 Plans	Total

Balance at December 31, 2021	$4	$—	$—	$4
Provisions and adjustments	1	2	2	5
Amounts applied	(4)	(2)	(1)	(7)
Change in estimates	(1)	—	—	(1)
Balance at December 31, 2022	$—	$—	$1	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2021	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2022

Connected Technology Solutions	$7	$5	$(5)	$(4)	$3
Essential Dental Solutions	5	4	(5)	—	4
Orthodontic and Implant Solutions	5	2	(5)	(1)	1
Wellspect Healthcare	1	1	(2)	—	—
All Other	—	4	(4)	—	—
Total	$18	$16	$(21)	$(5)	$8

NOTE 19 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s operations expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and cash flows. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert fixed rate debt into variable rate debt or vice versa. The Company does not hold derivative instruments for trading or speculative purposes.

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes, by derivative instrument type at December 31, 2023 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Cash Flow Hedges
Foreign exchange forward contracts	$23	$23
Total derivative instruments designated as cash flow hedges	$23	$23

Hedges of Net Investments
Foreign exchange forward contracts	$890	$88
Cross currency basis swaps	295	—
Total derivative instruments designated as hedges of net investments	$1,185	$88

Fair Value Hedges
Foreign exchange forward contracts	$24	$24
Interest rate swaps	250	—
Total derivative instruments designated as fair value hedges	$274	$24

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$658	$658
Total derivative instruments not designated as hedges	$658	$658

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million senior unsecured notes. This loss is amortized over the ten-year life of the notes. As of December 31, 2023 and December 31, 2022, $19 million and $23 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release
Overall, the derivatives designated as cash flow hedges are highly effective for accounting purposes. At December 31, 2023, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 5, Comprehensive (Loss) Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instruments is reported on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

The fair value of the foreign exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, considering the effective interest rates, and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

On July 2, 2021, the Company entered into a cross-currency basis swap of a notional amount of $300 million, which matures on June 3, 2030. The cross-currency basis swap is designated as a hedge of net investments. This contract effectively converts a portion of the $750 million bond coupon from 3.3% to 1.7%, which will result in a net reduction of Other expense (income), net.

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023 and the Company entered into additional foreign exchange contracts as individual contracts within the portfolio matured. As of December 31, 2023, the euro net investment hedge portfolio has an aggregate notional value of 160 million euro with maturity dates through December 2025.

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

On February 13, 2024, the Company paid $9 million to settle the variable interest rate swap with a notional amount of $100 million which was originally set to mature on June 1, 2026. This closure of the interest rate swap will result in a loss of $8 million being amortized over the remaining life of the Senior Notes due June 2030.

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

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Consolidated Statements of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$1,879	$81	$9	$1,795	$65	$53	$1,884	$61	$2

(Gain) loss on Cash Flow Hedges
Foreign exchange forward contracts	$1	$—	$—	$(3)	$—	$—	$1	$—	$—
Interest rate swaps	—	3	—	—	3	—	—	4	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(5)	$—	$—	$(5)	$—	$—	$(6)
Foreign exchange forward contracts	—	—	(12)	—	—	(2)	—	—	(1)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$11	$—	$—	$1	$—	$—	$(1)	$—
Foreign exchange forward contracts	—	—	—	—	—	(27)	—	—	(24)

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$8	$—	$—	$(4)	$—	$—	$9

	Amount of Gain or (Loss) Recognized in AOCI				Amount of Gain or (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Consolidated Statements of Operations Location	Year Ended December 31,
(in millions)	2023	2022	2021		2023	2022	2021

Cash Flow Hedges
Foreign exchange forward contracts	$—	$(1)	$3	Cost of products sold	$(1)	$3	$(3)
Interest rate swaps	—	—	—	Interest expense, net	(3)	(3)	(4)

Hedges of Net Investments
Cross currency basis swaps	$(18)	$30	$13	Other expense (income), net	$—	$—	$—
Foreign exchange forward contracts	(29)	11	10	Other expense (income), net	—	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	$—	Other expense (income), net	$—	$—	$—
Foreign exchange forward contracts	2	(2)	(1)	Interest expense, net	—	—	—

Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$47
Interest rate swaps	—	—	9	19
Cross currency basis swaps	4	4	—	—
Total	$7	$4	$13	$66

Not Designated as Hedges:
Foreign exchange forward contracts	$5	$—	$5	$—
Total	$5	$—	$5	$—

	Year Ended December 31, 2022
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$32	$3	$5	$2
Interest rate swaps	—	—	9	25
Cross currency basis swaps	4	22	—	—
Total	$36	$25	$14	$27

Not Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$5	$—
Total	$3	$—	$5	$—

Balance Sheet Offsetting
Substantially all the Company’s derivative contracts are subject to netting arrangements; whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements with the same counterparty, the Company elects to present them on a gross basis in the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(5)	$—	$3
Cross currency basis swaps	8	—	8	(4)	—	4
Total assets	$16	$—	$16	$(9)	$—	$7

Liabilities
Foreign exchange forward contracts	$56	$—	$56	$(7)	$—	$49
Interest rate swaps	28	—	28	(2)	—	26
Total liabilities	$84	$—	$84	$(9)	$—	$75

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2022 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$38	$—	$38	$(7)	$—	$31
Cross currency basis swaps	26	—	26	(12)	—	14
Total assets	$64	$—	$64	$(19)	$—	$45

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$(10)	$—	$2
Interest rate swaps	34	—	34	(9)	—	25
Total liabilities	$46	$—	$46	$(19)	$—	$27

NOTE 20 - FAIR VALUE MEASUREMENT

The estimated fair value and carrying value of the Company’s total debt was $2,018 million and $2,118 million, respectively, at December 31, 2023. At December 31, 2022, the estimated the fair value and carrying value was $1,769 million and $1,944 million, respectively. The fair value of long-term debt is based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available at December 31, 2023 to companies with similar credit ratings for issues with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$8	$—	$8	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$16	$—	$16	$—

Liabilities
Interest rate swaps	$28	$—	$28	$—
Foreign exchange forward contracts	56	—	56	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$88	$—	$84	$4

	Year Ended December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$26	$—	$26	$—
Foreign exchange forward contracts	38	—	38	—
Total assets	$64	$—	$64	$—

Liabilities
Interest rate swaps	$34	$—	$34	$—
Foreign exchange forward contracts	12	—	12	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$50	$—	$46	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and foreign exchange forward contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 19, Financial Instruments and Derivatives.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3)

The Company’s Level 3 liabilities at December 31, 2023 are related to earn-out obligations from acquisitions and licensing arrangements. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	Level 3

Balance, December 31, 2021	$10
Payments	(6)
Balance, December 31, 2022	$4
Payments	—
Balance, December 31, 2023	$4

There were no additional purchases or transfers of Level 3 financial instruments in 2023 and 2022.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Contingencies

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

On December 19, 2018, a related putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants. The plaintiff makes similar allegations and asserts the same claims as those asserted in the State Court Action. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company’s stock during the period February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company’s stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and the Company’s answer to the second amended complaint was filed on May 12, 2023. On September 29, 2023, the plaintiff filed a motion for class certification. The Company’s opposition to the plaintiff’s motion for class certification was filed on February 8, 2024, with briefing on the plaintiff’s motion to be fully completed by April 10, 2024.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371 (S.D. Ohio), and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York (the “Court”). On June 1, 2023, the Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System as Lead Plaintiffs for the putative class. Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss was filed on December 8, 2023, and Defendants’ reply was filed on January 8, 2024. The motion to dismiss is still pending.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022, of the Audit and Finance Committee’s internal investigation. The Company continues to cooperate with the SEC regarding this matter.

Separately, on July 13, 2023, Dentsply Sirona stockholder George Presura filed a shareholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels. On August 4, 2023, the Delaware Court of Chancery stayed the Derivative Litigation until the earlier of a public announcement of a settlement of the Securities Litigation or a resolution of the pending motion to dismiss in the Securities Litigation.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. (“DSI”), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of the SPA’s execution was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). In connection with the closing of that transaction, SIRONA Dental Systems GmbH paid an amount equal to €7 million into an escrow account (the “Escrow Account”). The proceeds of the Escrow Account were to be released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of defense denying that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. Following the constitution of the arbitral tribunal, hearings were held on September 13, 2023 and January 19, 2024, to illustrate and discuss their respective positions. The Parties were also permitted to further develop their arguments in one additional round of defensive briefs. On January 29, 2024, the Parties filed a statement setting out their final pleadings. The Arbitral Court eventually decided that the procedural issues raised by DSI (jurisdiction, capacity to be sued) will be considered together with the merits and granted the Parties final deadlines to file their respective final briefs (March 29, 2024) and replies (April 15, 2024). The final hearing has been scheduled for May 8, 2024.

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

The Internal Revenue Service (“IRS”) conducted an examination of the U.S. federal income tax returns for tax years 2012 through 2014. In February 2019, the IRS issued to the Company a “30-day letter” and a Revenue Agent’s Report (“RAR”), relating to the Company’s worthless stock deduction in 2013 in the amount of $546 million. The RAR disallows the deduction and, after adjusting the Company’s net operating loss carryforward, asserts that the Company is entitled to a refund of $5 million for 2012, has no tax liability for 2013, and owes a deficiency of $17 million in tax for 2014, excluding interest. In accordance with ASC 740, the Company recorded the tax benefit associated with the worthless stock deduction in the Company’s 2012 financial statements. In March 2019, the Company submitted a formal protest disputing on multiple grounds the proposed taxes. The Company and its advisors discussed its position with the IRS Independent Office of Appeals (the “Appeals Office”) in October 2020, and in November 2020 submitted a supplemental response to questions raised by the Appeals Office. During the first quarter of 2023, after an extended review by the Appeals Office, the Company received a notice from the IRS, allowing the Company’s worthless stock deduction for tax year 2013. As a result, the Company received a refund of $5 million for tax year 2012 with no further adjustments to the 2013 or 2014 tax return.

The IRS is conducting an examination of our U.S. federal income tax returns for the tax years 2015 through 2016. The Company received a Notice of Proposed Adjustment in April 2023 and a Revenue Agent Report in January 2024 from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the Company owing additional federal income taxes on a distribution of $451 million related to a stock redemption that occurred after the internal reorganization was completed in 2016. The amount of additional federal income taxes due for 2016 is approximately $2 million, excluding interest. The proposed adjustment, if sustained, would also result in a loss of foreign tax credits carried forward to later tax years. We believe that we accurately reported the federal income tax consequences of the internal restructuring and stock redemption in our tax returns and will submit an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions and believe that it is more likely than not that our position will be sustained. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably.

The Company intends to vigorously defend its positions and pursue related appeals, where appropriate, in the above-described pending matters.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits because of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential, and compensatory damages. Except as otherwise noted, the Company generally cannot predict the eventual outcomes, the timing of the ultimate resolutions, or the eventual loss, fines or penalties related to these pending matters. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At December 31, 2023, non-cancelable purchase commitments are as follows:

(in millions)

2024	$193
2025	77
2026	59
2027	6
2028	—
Thereafter	—
Total	$335

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

Indemnification

In the normal course of business to facilitate sales of our products and services, we indemnify certain parties: customers, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have indemnification agreements with our directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each agreement. Additionally, we have a limited history of prior indemnification claims and the payments made under such agreements have not had a material effect on our results of operations, cash flows or financial position. Except as noted in the “Contingencies” section herein, as of December 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

		Additions
Description	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2021	$18	$2	$(3)	$(2)	$(2)	$13
2022	13	7	(2)	(3)	(1)	14
2023	14	6	(1)	(3)	1	17

Inventory valuation reserve:

For the Year Ended December 31,
2021	$117	$17	$—	$(41)	$(7)	$86
2022	86	20	—	(17)	(7)	82
2023	82	39	—	(18)	4	107

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2021	$287	$(10)	$—	$(3)	$(7)	$267
2022 (a)	267	3	382	(1)	(6)	645
2023	645	279	4	(70)	5	863
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Management’s report on the Company’s internal control over financial reporting and the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting are included under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously described in the Explanatory Note to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended and filed on November 7, 2022, and the Company’s Current Report on Form 8-K filed August 2, 2023, the Company identified four material weaknesses in internal control over financial reporting and has devoted substantial resources to the implementation of remediation efforts, as described most recently in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the fourth quarter of 2023, the Company has successfully completed the testing and evaluation necessary to conclude that, as of December 31, 2023, the previously identified material weaknesses have been remediated.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be included under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics and Business Conduct that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and the Board of Directors and substantially all of the Company’s management level employees. A copy of the Code of Ethics and Business Conduct is available in the Investors section of the Company’s website at www.dentsplysirona.com. The Company intends to disclose any amendment to its Code of Ethics and Business Conduct that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Ethics and Business Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investors section of the Company’s website at www.dentsplysirona.com, within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required under this item will be included under the captions “Directors’ Compensation,” “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our 2024 Proxy Statement and is incorporated herein by reference except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be included under the caption “Principal Beneficial Owners of Shares” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item will be included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required under this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2023, 2022, and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (8)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (25)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (10)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (14)
3.2		Seventh Amended and Restated By-laws of DENTSPLY SIRONA Inc. (35)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (2)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (7)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (7)
4.3		$700 Million Credit Agreement, dated as of July 27, 2018 final maturity in July 26, 2024, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, and Wells Fargo Bank, N.A., Commerzbank AG, New York Branch, MUFG Bank, Ltd., Unicredit Bank AG New York Branch, and TD Bank, N.A. as co-documentation agents, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners and Joint Lead Arrangers (15)
4.4		Description of the Registrant’s Securities (22)

Exhibit Number		Description
4.5		Form of Indenture (5)
4.6		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (6)
4.7	(a)	12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (7)
	(b)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (9)
4.8		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (7)
4.9		Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (9)
4.10		Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (10)
4.11		Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company. (19)
4.12		Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.13		First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association. (23)
4.14		Form of 3.250% Notes due 2030 (included in Exhibit 4.13). (23)
4.15		Consent Memorandum, dated August 11, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.16		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)
4.17		Note Purchase and Guarantee Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.18		Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
4.19		Consent Memorandum, dated September 14, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.20		Consent Memorandum, dated November 4, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (32)
4.21		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein. (32)

Exhibit Number		Description
4.22		Note Purchase and Guarantee Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc, Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein. (32)
4.23		Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein. (32)
10.1		Restricted Stock Unit Deferral Plan* (9)
10.2	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.3		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (3)
10.4		DENTSPLY SIRONA Inc. Directors’ Deferred Compensation Plan, as amended and restated January 1, 2019* (17)
10.5		DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (17)
10.6		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (1)
10.7		2010 Equity Incentive Plan, amended and restated* (9)
10.8		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (13)
10.9		Sirona Dental Systems, Inc. Equity Incentive Plan, as Amended* (10)
10.10	(a)	Employment Agreement, dated February 12, 2018, between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (11)
	(b)	First Amendment to Employment Agreement, dated August 3, 2018, by and between DENTSPLY SIRONA Inc. and Donald M. Casey Jr.* (17)
	(c)	Second Amendment dated as of March 5, 2019 to Employment Agreement by and between DENTSPLY SIRONA Inc. and Donald M. Casey, Jr.* (18)
10.11	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (12)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 15, 2021* (27)
	(c)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 14, 2022* (33)
	(d)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of February 27, 2024* (Filed herewith)
10.12		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.13		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.14		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (12)
10.15		Employee Stock Purchase Plan, dated May 23, 2018* (16)
10.16	(a)	Non-Employee Director Compensation Policy, effective February 23, 2022* (27)
	(b)	Non-Employee Director Compensation Policy, effective July 27, 2023* (Filed herewith)
10.17		Form of Performance Restricted Stock Unit Award Agreement* (18)

Exhibit Number	Description
10.18	Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (20)
10.19	Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (20)
10.20	Offer Letter, dated June 27, 2019, between DENTSPLY SIRONA Inc. and Jorge Gomez* (20)
10.21	Interim Chief Executive Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and John P. Groetelaars, dated April 16, 2022 (29)
10.22	Interim Chief Financial Officer Employment Agreement by and between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated April 16, 2022 (29)
10.23	Dentsply Sirona Inc. Key Employee Severance Benefits Plan, dated May 25, 2022* (29)
10.24	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, dated September 22, 2022. (32)
10.25	Employment Agreement between DENTSPLY SIRONA Inc. and Simon D. Campion, entered into as of August 22, 2022. (30)
10.26	First Amendment to the Interim Chief Financial Officer Employment Agreement between DENTSPLY SIRONA Inc. and Barbara W. Bodem, dated as of September 22, 2022. (31)
10.27	Offer Letter between DENTSPLY SIRONA Inc. and Glenn Coleman, entered into as of September 22, 2022. (31)
10.28
Credit Agreement, dated as of May 12, 2023, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Commerzbank AG, New York Branch, PNC Bank, National Association, TD Bank, N.A., Truist Bank and Wells Fargo Bank, National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., and Citibank N.A., as Joint Bookrunners and Joint Leader Arrangers, and the several lenders party thereto (34)

10.29	Insider Trading Policy revised July 26, 2022 (Filed herewith)
10.30	Dodd-Frank Act Restatement Clawback Policy dated November 21, 2023 (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
31.1	Section 302 Certification Statements Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statements Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(6)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 17, 2018, File no.0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated July 30, 2018, File no.0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2018, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated March 8, 2019, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated June 26, 2019, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2019, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 26, 2020, File no. 0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 4, 2021, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, File no. 0-16211.

(27)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 31, 2022, File no. 0-16211.

(29)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2022, File no. 0-16211.

(30)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated August 25, 2022, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated September 22, 2022, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2022, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, File no. 0-16211.

(34)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 12, 2023, File no. 0-16211.

(35)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated August 2, 2023, File no. 0-16211.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Simon D. Campion
Simon D. Campion
President and
Chief Executive Officer

Date:		February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Simon D. Campion	February 29, 2024
	Simon D. Campion	Date
President and
Chief Executive Officer
(Principal Executive Officer)

/s/	Glenn G. Coleman	February 29, 2024
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/	Richard M. Wagner	February 29, 2024
	Richard M. Wagner	Date
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Gregory T. Lucier	February 29, 2024
	Gregory T. Lucier	Date
Chairman of the Board of Directors

/s/	Eric K. Brandt	February 29, 2024
	Eric K. Brandt	Date
Director

/s/	Willie A. Deese	February 29, 2024
	Willie A. Deese	Date
Director

/s/	Brian T. Gladden	February 29, 2024
	Brian T. Gladden	Date
Director

/s/	Betsy D. Holden	February 29, 2024
	Betsy D. Holden	Date
Director

/s/	Clyde R. Hosein	February 29, 2024
	Clyde R. Hosein	Date
Director

/s/	Jonathan J. Mazelsky	February 29, 2024
	Jonathan J. Mazelsky	Date
Director

/s/	Leslie F. Varon	February 29, 2024
	Leslie F. Varon	Date
Director

/s/	Janet S. Vergis	February 29, 2024
	Janet S. Vergis	Date
Director

/s/	Dorothea Wenzel	February 29, 2024
	Dorothea Wenzel	Date
Director