Form 10-Q
period 2024-03-31
DENTSPLY SIRONA Inc.
filed 2024-05-02
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 19, 2024, DENTSPLY SIRONA Inc. had 207,630,556 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Investors should understand it is not possible to predict or identify all such factors or risks. As such, you should not consider the risks identified in the Company’s SEC filings to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

Disclosure Regarding Trademarks

This report includes trademarks, trade names and service marks that are our property or the property of other third parties. Solely for convenience, such trademarks and trade names sometimes appear without any “™” or “®” symbol. Failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and trade names.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$953	$978
Cost of products sold	447	459

Gross profit	506	519

Selling, general, and administrative expenses	415	416
Research and development expenses	42	46
Intangible asset impairments	6	—
Restructuring and other costs	1	59

Operating income (loss)	42	(2)

Other income and expenses:
Interest expense, net	18	20
Other (income) expense, net	(7)	6

Income (loss) before income taxes	31	(28)
Provision (benefit) for income taxes	14	(5)

Net income (loss)	17	(23)

Less: Net loss attributable to noncontrolling interest	(1)	(4)

Net income (loss) attributable to Dentsply Sirona	$18	$(19)

Net income (loss) per common share attributable to Dentsply Sirona:
Basic	$0.09	$(0.09)
Diluted	$0.09	$(0.09)

Weighted average common shares outstanding:
Basic	207.4	214.5
Diluted	208.5	214.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$17	$(23)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(62)	15
Net gain (loss) on derivative financial instruments	32	(1)
Pension liability gain	—	—
Total other comprehensive (loss) income, net of tax	(30)	14

Total comprehensive loss	(13)	(9)

Less: Comprehensive loss attributable to noncontrolling interests	(1)	(4)

Total comprehensive loss attributable to Dentsply Sirona	$(12)	$(5)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$291	$334
Accounts and notes receivable-trade, net	656	695
Inventories, net	613	624
Prepaid expenses and other current assets	342	320
Total Current Assets	1,902	1,973

Property, plant, and equipment, net	782	800
Operating lease right-of-use assets, net	171	178
Identifiable intangible assets, net	1,618	1,705
Goodwill	2,400	2,438
Other noncurrent assets	250	276
Total Assets	$7,123	$7,370

Liabilities and Equity
Current Liabilities:
Accounts payable	$279	$305
Accrued liabilities	681	749
Income taxes payable	27	49
Notes payable and current portion of long-term debt	343	322
Total Current Liabilities	1,330	1,425

Long-term debt	1,747	1,796
Operating lease liabilities	120	125
Deferred income taxes	214	228
Other noncurrent liabilities	454	502
Total Liabilities	3,865	4,076

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2024 and December 31, 2023
207.6 million and 207.2 million shares outstanding at March 31, 2024 and December 31, 2023
Capital in excess of par value	6,639	6,643
Retained earnings	190	205
Accumulated other comprehensive loss	(666)	(636)
Treasury stock, at cost, 56.9 million and 57.3 million shares at March 31, 2024 and December 31, 2023, respectively	(2,908)	(2,922)
Total Dentsply Sirona Equity	3,258	3,293

Noncontrolling interests	—	1
Total Equity	3,258	3,294
Total Liabilities and Equity	$7,123	$7,370
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net income (loss)	—	—	18	—	—	18	(1)	17
Other comprehensive loss	—	—	—	(30)	—	(30)	—	(30)
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.16 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net income (loss)	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$17	$(23)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	32	31
Amortization of intangible assets	54	53
Fixed asset impairment	—	4
Indefinite-lived intangible asset impairment	6	—
Deferred income taxes	(9)	(21)
Stock based compensation expense	11	17
Restructuring and other costs	—	48
Other non-cash expense	19	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	27	(15)
Inventories, net	(5)	(30)
Prepaid expenses and other current assets	(28)	(17)
Other noncurrent assets	(6)	(1)
Accounts payable	(28)	(14)
Accrued liabilities	(50)	(31)
Income taxes	(2)	(37)
Other noncurrent liabilities	(13)	6
Net cash provided by (used in) operating activities	25	(21)

Cash flows from investing activities:
Capital expenditures	(34)	(39)
Cash received on derivative contracts	—	2
Cash paid on derivative contracts	(9)	—
Net cash used in investing activities	(43)	(37)

Cash flows from financing activities:
Cash paid for treasury stock	—	(150)
Proceeds on short-term borrowings	23	198
Cash dividends paid	(29)	(27)
Repayments on long-term borrowings	(3)	—
Other financing activities, net	(5)	(4)
Net cash (used in) provided by financing activities	(14)	17
Effect of exchange rate changes on cash and cash equivalents	(11)	(6)
Net decrease in cash and cash equivalents	(43)	(47)
Cash and cash equivalents at beginning of period	334	365
Cash and cash equivalents at end of period	$291	$318
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (the “2023 Form 10-K”).

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about significant expenses in their reportable segment results on both an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted and should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid on an annual basis. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Seasonality

Our business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors and other customers, and implementation of strategic initiatives which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows, new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, demographic disruptions, macroeconomic conditions, or other factors. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial planning reasons which can impact the timing of our consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe. Because of the seasonal nature of our business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in millions)	2024	2023

Equipment & Instruments	$125	$152
CAD/CAM	122	113
Connected Technology Solutions	247	265

Essential Dental Solutions	364	386

Orthodontics	98	86
Implants & Prosthetics	173	173
Orthodontic and Implant Solutions	271	259

Wellspect Healthcare	71	68

Total net sales	$953	$978

Net sales disaggregated by geographic region for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in millions)	2024	2023

United States	$356	$351
Europe	376	396
Rest of World	221	231
Total net sales	$953	$978

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been fulfilled. The Company recorded deferred revenue of $102 million and $59 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at March 31, 2024. The Company recorded deferred revenue of $91 million and $57 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2023. The Company recognized approximately $41 million of net sales during the three months ended March 31, 2024 which was previously deferred as of December 31, 2023. The Company expects to recognize a majority of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $17 million at March 31, 2024 and $17 million at December 31, 2023. For the three months ended March 31, 2024 and 2023, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were insignificant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in millions)	2024	2023

Cost of products sold	$1	$1
Selling, general, and administrative expense	10	13
Research and development expense	—	1
Restructuring and other costs	—	2
Total stock based compensation expense	$11	$17

Related deferred income tax benefit	$2	$2

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended March 31, 2024 and 2023 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive income (loss) before reclassifications and tax impact	(34)		42	—	8
Tax expense	(28)		(10)	—	(38)
Other comprehensive income (loss), net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive (loss) income before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive (loss) income, net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)
At March 31, 2024 and December 31, 2023, the cumulative tax adjustments were $128 million and $166 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $452 million and $360 million at March 31, 2024 and December 31, 2023, respectively, and cumulative losses on loans designated as hedges of net investments of $83 million and $113 million, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 were not significant.

NOTE 5 – EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2024 and 2023 was as follows:

Basic Earnings (Loss) Per Common Share	Three Months Ended
(in millions, except per share amounts)	2024	2023

Net income (loss) attributable to Dentsply Sirona	$18	$(19)

Weighted average common shares outstanding	207.4	214.5

Earnings (loss) per common share - basic	$0.09	$(0.09)

Diluted Earnings (Loss) Per Common Share	Three Months Ended
(in millions, except per share amounts)	2024	2023

Net income (loss) attributable to Dentsply Sirona	$18	$(19)

Weighted average common shares outstanding	207.4	214.5
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	1.1	—
Total weighted average diluted shares outstanding	208.5	214.5

Earnings (loss) per common share - diluted	$0.09	$(0.09)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	—	1.4

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	3.3	3.8

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At March 31, 2024, the Company had authorization to repurchase $1.44 billion in shares of common stock remaining under the share repurchase program.

NOTE 6 – SEGMENT INFORMATION

The Company has four operating segments that are organized primarily by product. They generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight with the exception of Wellspect Healthcare, which has a more discrete market and regulatory environment specific to the medical device industry. These operating segments, which also form the Company’s reportable segments, are identified in accordance with how the Company’s CODM regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations. Asset and other balance sheet information are not reported to the CODM.

The Company’s segment information for the three months ended March 31, 2024 and 2023 was as follows:

Net Sales

	Three Months Ended
(in millions)	2024	2023

Connected Technology Solutions	$247	$265
Essential Dental Solutions	364	386
Orthodontic and Implant Solutions	271	259
Wellspect Healthcare	71	68
Total net sales	$953	$978
Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2024	2023

Connected Technology Solutions	$2	$6
Essential Dental Solutions	115	125
Orthodontic and Implant Solutions	42	49
Wellspect Healthcare	23	18
Segment adjusted operating income	182	198

Reconciling items expense (income):
All other (a)	79	88
Intangible asset impairments	6	—
Restructuring and other costs	1	59
Interest expense, net	18	20
Other (income) expense, net	(7)	6
Amortization of intangible assets	54	53
Income (loss) before income taxes	$31	$(28)
(a) Includes unassigned corporate headquarters costs.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	March 31, 2024	December 31, 2023

Raw materials and supplies	$174	$185
Work-in-process	75	77
Finished goods	364	362
Inventories, net	$613	$624

The Company's inventory reserve was $107 million at both March 31, 2024 and December 31, 2023. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three months ended March 31, 2024 and 2023 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item	Three Months Ended
(in millions)	2024	2023

Cost of products sold	$—	$4
Selling, general, and administrative expenses	3	—
Restructuring and other costs	1	59
Total restructuring and other costs	$4	$63

Restructuring and other costs of $1 million recorded in the first three months of 2024 consisted primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023. This plan seeks to restructure the Company’s business to improve operational performance and drive shareholder value creation through a new operating model with four operating segments, optimization of central functions and overall management infrastructure, and other efforts aimed at cost savings. The restructuring plan anticipates a reduction in the Company’s global workforce of approximately 8% to 10%, subject to co-determination processes with employee representative groups in countries where required, which processes are now substantially complete. The Company expects to incur between $115 million and $135 million in one-time charges, comprising $80 million to $100 million in restructuring expenditures and charges, primarily related to employee transition, severance payments, employee benefits and facility closure costs, and $35 million in other non-recurring costs which mostly consist of consulting, legal and other professional service fees. The plan is expected to be substantially completed in 2024. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated.

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at March 31, 2024 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2023	$2	$37	$39
Provisions	1	2	3
Amounts applied	—	(11)	(11)
Change in estimates	—	(2)	(2)
Balance at March 31, 2024	$3	$26	$29

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plan	Total

Balance at December 31, 2023	$1	$—	$1
Provisions	—	1	1
Amounts applied	—	(1)	(1)
Balance at March 31, 2024	$1	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2023	Provisions	Amounts Applied	Change in Estimates	March 31, 2024

Connected Technology Solutions	$13	$1	$(7)	$(2)	$5
Essential Dental Solutions	17	1	(2)	—	16
Orthodontic and Implant Solutions	9	—	(2)	—	7
Wellspect Healthcare	1	—	—	—	1
All Other	—	2	(1)	—	1
Total	$40	$4	$(12)	$(2)	$30

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at March 31, 2024 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$10	$10
Total derivative instruments designated as cash flow hedges	$10	$10

Hedges of Net Investments
Foreign exchange forward contracts	$839	$86
Cross currency basis swaps	288	—
Total derivative instruments designated as hedges of net investments	$1,127	$86

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	28	28
Total derivative instruments designated as fair value hedges	$178	$28

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$803	$803
Total derivative instruments not designated as hedges	$803	$803

Cash Flow Hedges

Foreign Exchange Risk Management

The Company hedges select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. The Company designates certain foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value is deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

These foreign exchange forward contracts generally have maturities up to 18 months, which is the period over which the Company is hedging exposures to variability of cash flows, and the counterparties to the transactions are large international financial institutions.

Interest Rate Risk Management

The Company enters into interest rate swap contracts to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of both March 31, 2024 and December 31, 2023, $19 million of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At March 31, 2024, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instrument is amortized on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

The fair value of the foreign currency exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

Fair Value Hedges

Foreign Exchange Risk Management

The Company has intercompany loans denominated in Swedish kronor that are exposed to volatility in foreign currency exchange rates. The Company employs derivative financial instruments to hedge these exposures. The Company accounts for these designated foreign exchange forward contracts as fair value hedges. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be recorded in Other (income) expense, net in the Consolidated Statements of Operations. The time-value component of the fair value of the derivative is reported on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2024 and 2023 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	2024			2023
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$447	$18	$(7)	$459	$20	$6

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$(1)	$—	$—
Interest rate swaps	—	—	—	—	1	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(1)	$—	$—	$1
Foreign exchange forward contracts	—	—	(6)	—	—	1

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$2	$—
Foreign exchange forward contracts	—	—	(1)	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$(1)	$—	$—	$2

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended		Consolidated Statements of Operations Location	Three Months Ended
(in millions)	2024	2023		2024	2023

Cash Flow Hedges
Foreign exchange forward contracts	$—	$(1)	Cost of products sold	$—	$1
Interest rate swaps	—	—	Interest expense, net	—	(1)

Hedges of Net Investments
Cross currency basis swaps	$4	$1	Other expense (income), net	$—	$—
Foreign exchange forward contracts	38	(2)	Other expense (income), net	—	—

Fair Value Hedges
Foreign exchange forward contracts	—	1	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$1	$1	$2	$5
Interest rate swaps	—	—	7	16
Cross currency basis swaps	3	8	—	—
Total	$4	$9	$9	$21

Not Designated as Hedges:
Foreign exchange forward contracts	$7	$—	$7	$—
Total	$7	$—	$7	$—

	December 31, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$47
Interest rate swaps	—	—	9	19
Cross currency basis swaps	4	4	—	—
Total	$7	$4	$13	$66

Not Designated as Hedges:
Foreign exchange forward contracts	$5	$—	$5	$—
Total	$5	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$10	$—	$10	$(8)	$—	$2
Cross currency basis swaps	11	—	11	(5)	—	6
Total assets	$21	$—	$21	$(13)	$—	$8

Liabilities
Foreign exchange forward contracts	$15	$—	$15	$(8)	$—	$7
Interest rate swaps	23	—	23	(5)	—	18
Total liabilities	$38	$—	$38	$(13)	$—	$25

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(5)	$—	$3
Cross currency basis swaps	8	—	8	(4)	—	4
Total assets	$16	$—	$16	$(9)	$—	$7

Liabilities
Foreign exchange forward contracts	$56	$—	$56	$(7)	$—	$49
Interest rate swaps	28	—	28	(2)	—	26
Total liabilities	$84	$—	$84	$(9)	$—	$75

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company's total debt were $1,972 million and $2,090 million, respectively, at March 31, 2024. At December 31, 2023, the estimated fair and carrying values were $2,018 million and $2,118 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at March 31, 2024 and December 31, 2023 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$11	$—	$11	$—
Foreign exchange forward contracts	9	—	9	—
Total assets	$20	$—	$20	$—

Liabilities
Interest rate swaps	$23	$—	$23	$—
Foreign exchange forward contracts	14	—	14	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$41	$—	$37	$4

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$8	$—	$8	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$16	$—	$16	$—

Liabilities
Interest rate swaps	$28	$—	$28	$—
Foreign exchange forward contracts	56	—	56	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$88	$—	$84	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks. The Company utilizes interest rate swaps and foreign exchange forward contracts that are considered cash flow hedges or fair value hedges. In addition, at times, the Company employs certain cross currency interest rate swaps and forward exchange forward contracts that are considered hedges of net investment in foreign operations.

There were no transfers between fair value measurement levels during the three months ended March 31, 2024.

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended March 31, 2024 and 2023 was 44.9% and 18.4%, respectively. The quarter to date increase in the effective tax rate is due to an increase in valuation allowance and a shift in geographical mix of earnings towards jurisdictions with higher statutory tax rates.

The Company performed an assessment to evaluate the new global minimum tax developed by the Organisation for Economic Co-operation and Development (“Pillar Two”), which involved analyzing the tax laws in each jurisdiction in which the Company operates and modeling the implications with the Pillar Two framework. The impact of Pillar Two on the Company was not significant. The Company included the impact of the top-up tax under the Income Inclusion Rule for those jurisdictions in which the Company failed the transitional safe harbor requirement in its full year 2024 effective tax rate.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had outstanding borrowings of $249 million and $225 million under the commercial paper facility at March 31, 2024 and December 31, 2023, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $43 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $19 million. At March 31, 2024, the weighted-average interest rate for short-term debt was 5.6%.

At March 31, 2024, the Company had $475 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans, and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At March 31, 2024, the Company was in compliance with all debt covenants.

Interest expense, net includes interest income of $5 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, primarily relating to interest-bearing cash equivalents and customer financing for our direct-to-consumer aligner solutions.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company's policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate the asset might be impaired.

In the three months ended March 31, 2024, the Company identified indicators of a more likely than not impairment related to certain indefinite-lived imaging product trade names within the Connected Technology Solutions segment. The decline in fair value of these indefinite-lived trade names was driven by declines in volumes during the first quarter of 2024, which is due in part to a loss in market share from competitive pricing pressures, as well as unfavorable economic conditions in certain markets. These factors contributed to a reduction in forecasted revenues in the near term. The trade names were evaluated for impairment using an income approach, specifically a relief from royalty method. Significant assumptions used in the relief from royalty method included, but were not limited to, a discount rate of 11%, revenue growth rates (including perpetual growth rates), and royalty rates. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $6 million for the three months ended March 31, 2024. The remaining carrying value of this intangible asset group was $22 million as of March 31, 2024. As the fair value of these indefinite-lived intangible assets approximates carrying value, any further decline in key assumptions could result in additional impairment in the future.

Based on the interim quantitative and qualitative assessments performed for the Company's other indefinite-lived intangible assets and reporting units, the Company does not believe that the carrying value more likely than not exceeds the fair value in each case as of March 31, 2024; therefore, the Company did not identify any indicators of a more likely than not impairment related to its goodwill or intangible assets, other than as noted above. However, any further deterioration in key assumptions could result in impairment charges in the future. The Company applied a hypothetical sensitivity analysis by increasing the discount rate used to value these indefinite-lived intangible assets and reporting units by 100 basis points. As of March 31, 2024, the estimated fair value of the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment exceeded its carrying value by less than 15%. If discount rates were hypothetically increased by 100 basis points, this reporting unit would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,148 million as of March 31, 2024.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implants Solutions segments continued to approximate carrying values as of March 31, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying values of these assets within the aforementioned segments were $182 million and $23 million, respectively, as of March 31, 2024.

There is a risk of future impairment charges if there is a decline in the fair value of the reporting units or indefinite-lived intangible assets as a result of, among other things, actual financial results that are lower than forecasts, an adverse change in valuation assumptions, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2023
Goodwill	$291	$840	$1,323	$275	$2,729
Accumulated impairment losses (a)	(291)	—	—	—	(291)
Goodwill, net at December 31, 2023	—	840	1,323	275	2,438

Impairment	—	—	—	—	—
Foreign Currency Translation	—	(5)	(30)	(3)	(38)

Balance at March 31, 2024
Goodwill	291	835	1,293	272	2,400
Accumulated impairment losses	(291)	—	—	—	—
Goodwill, net at March 31, 2024	$—	$835	$1,293	$272	$2,400

(a) The Company realigned segments in 2023, and at that time, there was an accumulated impairment loss that was not allocated to the new segments.

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,667	$(1,016)	$651	$1,697	$(1,006)	$691
Trade names and trademarks	270	(104)	166	271	(102)	169
Licensing agreements	30	(28)	2	30	(27)	3
Customer relationships	1,050	(684)	366	1,070	(680)	390
Total definite-lived	3,017	(1,832)	1,185	3,068	(1,815)	1,253

Indefinite-lived trade names and trademarks	428	—	428	447	—	447
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	433	—	433	452	—	452

Total identifiable intangible assets	$3,450	$(1,832)	$1,618	$3,520	$(1,815)	$1,705
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

In 2021, the Company purchased certain developed technology rights for an initial payment of $3 million and minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not considered probable as of March 31, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants. The plaintiff claims that the Company, and certain individual defendants, violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company’s products had been engaging in anticompetitive conduct. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period from February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and the Company’s answer to the second amended complaint was filed on May 12, 2023. On September 29, 2023, the plaintiff filed a motion for class certification. The Company opposition to the plaintiff's motion for class certification was filed on February 8, 2024, with briefing on the plaintiff's motion to be fully completed by May 10, 2024.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York (the “Court”). On June 1, 2023, the Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System as Lead Plaintiffs for the putative class. Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss was filed on December 8, 2023, and Defendants’ reply was filed on January 8, 2024. The motion to dismiss was granted as to Mr. Chadha and granted in part and denied in part as to the Company, Mr. Casey, and Mr. Gomez in a ruling by the Court on May 1, 2024.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the Audit and Finance Committee’s internal investigation. The Company continues to cooperate with the SEC regarding this matter.

Separately, on July 13, 2023, Dentsply Sirona stockholder George Presura filed a shareholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Presura Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels. On August 4, 2023, the Delaware Court of Chancery stayed the Presura Derivative Litigation until the earlier of public announcement of a settlement of the Securities Litigation or resolution of the pending motion to dismiss in the Securities Litigation.

Additionally, on March 26, 2024, Dentsply Sirona stockholder Calvin Snee filed a shareholder derivative suit in the Delaware Court of Chancery captioned Calvin Snee, derivatively on behalf of Dentsply Sirona Inc. v. Donald M. Casey Jr., et al. and Dentsply Sirona Inc, No. 2024-0308 (the “Snee Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Presura Derivative Litigation and the Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On April 30, 2024, the Company and the plaintiffs in the Presura Derivative Litigation and Snee Derivative Litigation, filed a joint request in the Delaware Court of Chancery to consolidate and stay both cases until the earlier of public announcement of a settlement of the Securities Litigation or resolution of the pending motion to dismiss in the Securities Litigation. The request is pending.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. (“DSI”), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). In connection with the closing of that transaction, SIRONA Dental Systems GmbH paid an amount equal to €7 million into an escrow account (the “Escrow Account”). The proceeds of the Escrow Account were to be released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of defense denying that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. Following the constitution of the arbitral tribunal, hearings were held on September 13, 2023 and January 19, 2024, to illustrate and discuss their respective positions. The parties were also permitted to further develop their arguments in one additional round of defensive briefs. On January 29, 2024, the parties filed a statement setting out their final pleadings. The Arbitral Court eventually decided that the procedural issues raised by DSI (jurisdiction, capacity to be sued) will be considered together with the merits and granted the parties final deadlines to file their respective final briefs (March 29, 2024) and replies (April 15, 2024). Such filings have been completed and the next step is the final hearing for discussion scheduled for May 8, 2024.

Except as noted above, no specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, but there can be no assurance that the Company will be successful in any defense. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under its indemnification obligations, which could adversely affect the Company's business, results of operations and cash flows. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

The Internal Revenue Service (“IRS”) is conducting an examination of the Company's U.S. federal income tax returns for the tax years 2015 and 2016. The Company received a Notice of Proposed Adjustment in April 2023 and a Revenue Agent Report in January 2024 from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the Company owing additional federal income taxes on a distribution of $451 million related to a stock redemption that occurred after the internal reorganization was completed in 2016. The amount of additional federal income taxes due for 2016 is approximately $2 million, excluding interest. The proposed adjustment, if sustained, would also result in a loss of foreign tax credits carried forward to later tax years. The Company believes that it accurately reported the federal income tax consequences of the internal restructuring and stock redemption in its tax returns and in April 2024, submitted an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments. The Company intends to vigorously defend its reported positions and believes that it is more likely than not that its positions will be sustained. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably.

The Company intends to vigorously defend its positions and pursue related appeals in the above-described pending matters.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory, damages. Except as otherwise noted, the Company generally cannot predict what the eventual outcome of the above described pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At March 31, 2024, non-cancelable purchase commitments were as follows:

(in millions)

2024	$185
2025	104
2026	51
2027	29
2028	32
Thereafter	—
Total	$401
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in our 2023 Form 10-K.

The table above includes commitments under our agreement with a cloud services provider supporting our digital platform which requires us to make minimum purchases totaling $98 million through 2028.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

Indemnification

In the normal course of business to facilitate the sale of our products and services, we indemnify certain parties, including customers, vendors, lessors, service providers, and others, with respect to certain matters, including, but not limited to, services to be provided by or for us, and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material effect on our results of operations, cash flows or financial position. As of March 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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

Company Profile

DENTSPLY SIRONA Inc. is the world's largest manufacturer of professional dental products and technologies, with a 137-year history of innovation and service to the dental industry and a vision of improving oral health and continence care globally. Dentsply Sirona develops, manufactures, and markets comprehensive solutions, including technologically advanced dental equipment supported by cloud software solutions as well as dental products and healthcare consumable products in urology and enterology under a strong portfolio of world class brands. Dentsply Sirona’s products provide innovative, high-quality, and effective solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on the Nasdaq stock market under the symbol XRAY.

BUSINESS
The Company operates in four reportable segments as described below. Refer also to Note 6, Segment Information, in Part I, Item 1 of this Form 10-Q for more information.

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

The impact of the Israel-Hamas war

The terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government in Gaza has resulted in significant unrest and uncertainty within that region. In April 2024, the state of Israel was also a target of a coordinated missile and drone direct attack launched by the Republic of Iran. These events have heightened the possibility that escalating violence and involvement of other terrorist groups or foreign powers in the region may further impact our employees and operations.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one in southern Israel, which together employ approximately 300 associates. These facilities remain open and continue to operate. We may, however, decide to discontinue production at these facilities for the safety of our employees, or we could face future production slowdowns or interruptions at either location due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

For the three months ended March 31, 2024, net sales of products produced at these sites comprised approximately 4% of consolidated net sales and 13% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel total $192 million as of March 31, 2024, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated with our operations in country. Overall, the Company’s operations in Israel have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the three months ended March 31, 2024. The Company continues to monitor developments and prepare contingency plans to limit potential disruption to its operations.

Additionally, we sell products from across our portfolio to distributors of dental products and direct to dental practices within Israel and its neighboring countries which may face reduced patient traffic and demand for our products in the near term. Net sales for products sold to our customers in Israel comprised approximately 1% of our consolidated net sales for the three months ended March 31, 2024.

While Israel does not constitute a material portion of our business, a significant escalation or expansion of the conflict’s current scope and economic disruption could result in loss of sales and market position, disrupt our supply chain, broaden inflationary costs including energy prices, and have a material adverse effect on our results of operations, including impairment of the net assets in Israel or the goodwill associated with the Implants & Prosthetics reporting unit.

The impact of the war in Ukraine

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and has taken actions to minimize any adverse impacts from disrupted supply chains related to these items. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations to focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the three months ended March 31, 2024 as a result of the conflict.

For the three months ended March 31, 2024, net sales in Russia and Ukraine were approximately 1% of our consolidated net sales, and net assets in these countries were $70 million. These net assets include $44 million of cash and cash equivalents held within Russia as of March 31, 2024. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs, if at all.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

The impact of global economic conditions

Markets in several regions, particularly Europe, continue to experience varying degrees of recessionary pressures and face concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Changes in economic conditions, supply chain constraints, higher energy costs, labor shortages, the conflict in Ukraine, and geopolitical tensions in the Middle East, have all contributed to a period of higher inflation across the industry and the regions in which the Company operates. As a result, the Company has experienced higher prices for certain raw materials, particularly for electronic components, which have in some cases required incremental procurement costs such as brokers’ fees, and consequently a negative impact on margins. We expect a continuation of inflationary pressure on the cost of both raw materials and wages in 2024, the effect of which will depend on our ability to successfully mitigate and offset the related impacts.

The challenging macroeconomic conditions has also negatively impacted demand for the Company’s products and may continue to do so in the future. Specifically, higher interest rates have put pressure on the ability and willingness of our customers to obtain financing for equipment purchases, which affects volumes for these products. The Company has also faced additional competitive pressure for lower-priced options for investments in new equipment by dental practices, in particular for imaging products. While the Company has taken steps to address competitive pressures, such as the reintroduction of its Orthophos SL 2D and 3D products, these trends may continue. While patient volumes have largely remained stable in the United States, the impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which accounted for 10% of the Company’s sales for the three months ended March 31, 2024. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending, and near-term economic forecasts had not improved at the end of the first quarter of 2024. The Company believes the challenging macroeconomic and market conditions in Germany are likely to persist through at least the first half of 2024.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, we have attempted to mitigate these pressures through the following actions, among others:

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

As explained further in the Results of Operations section below, the Company has partially offset elevated costs in certain areas of the business with price increases. Should the higher inflationary environment continue, we may be unable to raise the prices of our products and services sufficiently or engage in other cost cutting measures commensurate with the rate of inflation, which could have a material adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

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

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$953	$978	$(25)	(2.6%)
Foreign exchange impact				(0.7%)
Organic sales				(1.9%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to weaker demand for Essential Dental Solutions and certain products in Connected Technology Solutions, particularly in Europe, partially offset by stronger demand for Orthodontic and Implant Solutions products.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$247	$265	$(18)	(6.9%)
Foreign exchange impact				(1.2%)
Organic sales				(5.7%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to lower volumes of imaging equipment and treatment centers, driven in part by competitive pricing pressures as well as unfavorable economic conditions in certain countries including Germany. These decreases were partially offset by higher volumes of CAD/CAM equipment in the United States and improved pricing as a result of lower targeted sales promotions in Europe.

Essential Dental Solutions

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$364	$386	$(22)	(5.9%)
Foreign exchange impact				(0.4%)
Organic sales				(5.5%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily driven by weaker overall demand in the United States and Europe, in part due to a benefit from satisfying backlog orders during the comparative quarter of 2023, partially offset by price increases.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$271	$259	$12	4.4%
Foreign exchange impact				(1.2%)
Organic sales				5.6%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher sales volumes of orthodontic aligners, particularly in the United States and Europe, and stronger demand for implants products in Rest of World, partially offset by lower volumes for implants and prosthetics products in the United States and Europe.

As a result of recent legislative changes in Nevada relating to teledentistry, we will discontinue new patient recruitment for our current direct-to-consumer aligner business model in the state, which we do not anticipate will have a material impact on our results. Currently in several other states, there are pending legislative or regulatory changes, or changes in the interpretation of existing legislation by regulators, that may impact the current business model and operations of our direct-to-consumer aligner business. As a result, we may need to evaluate new patient recruitment in certain states as we continue to assess these developments. We are developing new features and procedures for our direct-to-consumer aligner business models in response to existing and pending legislation. We continue to monitor these legal and regulatory developments to understand their potential impact on the operations of our direct-to-consumer aligner business. For additional information, see Part I, Item 1, “Business - Regulation” and Part 1, Item 1A, “Risk Factors” in our 2023 Form 10-K.

Wellspect Healthcare

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$71	$68	$3	5.4%
Foreign exchange impact				0.6%
Organic sales				4.8%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was driven by higher volumes in all regions particularly Rest of World, partly as a result of new product launches, as well as a favorable impact from price increases.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$356	$351	$5	1.5%
Foreign exchange impact				0.1%
Organic sales				1.4%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher volumes of orthodontic aligners within our direct-to-consumer aligner solutions and CAD/CAM products. These increases were partially offset by lower volumes of imaging equipment, implants products, and Essential Dental Solutions products. Decreases in volumes for Essential Dental Solutions products were partially offset by price increases for these products. Organic sales were positively affected by higher wholesale volumes of CAD/CAM products, but were not impacted by changes in dealer inventory levels during the quarter relative to 2023. Volumes for CAD/CAM products in both the three months ended March 31, 2023 and 2024 included a seasonal build in distributor inventory of approximately $9 million. Distributor inventory levels for CAD/CAM products as of March 31, 2024 approximate historical averages.

Europe

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$376	$396	$(20)	(5.2%)
Foreign exchange impact				0.6%
Organic sales				(5.8%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to overall lower volumes for Essential Dental Solutions products as well as Connected Technology Solutions products as a result of less favorable market and macroeconomic trends, particularly in Germany. These decreases were partially offset by price increases.

Rest of World

A reconciliation of net sales to organic sales for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Net sales	$221	$231	$(10)	(4.4%)
Foreign exchange impact				(4.3%)
Organic sales				(0.1%)
Percentages are based on actual values and may not reconcile due to rounding.

The slight decrease in organic sales was primarily driven by declines in volumes for Connected Technology Solutions products, particularly CAD/CAM, price concessions, and lower demand in Japan. These decreases were mostly offset by increased volumes for implants products. The local volume-based procurement program in China continued to result in increased volumes for implants products, representing a marked improvement from the program's adverse impact in early 2023, however the growth rates in China are expected to be more moderate for the remainder of 2024.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Gross profit	$506	$519	$(13)	(2.5%)

Gross profit as a percentage of net sales	53.1%	53.1%	0 bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales was flat for the quarter as higher manufacturing and input costs were offset by improved pricing as a result of lower targeted sales promotions, and a decrease in warranty costs compared to the three months ended March 31, 2023.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$415	$416	$(1)	(0.4%)
Research and development expenses ("R&D")	42	46	(4)	(8.7%)
Intangible asset impairments	6	—	6	NM
Restructuring and other costs	1	59	(58)	NM

SG&A as a percentage of net sales	43.5%	42.5%	100 bps
R&D as a percentage of net sales	4.4%	4.7%	(30) bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

SG&A expenses remained flat as the higher selling costs to drive growth, particularly in orthodontic solutions, were fully offset by a reduction in professional service costs and incentive compensation, as well as favorable impact from foreign currency exchange on operating expenses.

R&D Expenses

R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Intangible Asset Impairments

For the three months ended March 31, 2024, the Company recorded an intangible asset impairment charge of $6 million. The charge was related to indefinite-lived imaging product trade names within the Connected Technology Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

For the three months ended March 31, 2024, the Company recorded net expense of $1 million of restructuring and other costs, a decrease from the three months ended March 31, 2023, which consisted primarily of severance costs in conjunction with the restructuring plan announced in February 2023. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions, except percentages)(a)	2024	2023	$ Change	% Change

Connected Technology Solutions	$2	$6	$(4)	(77.1%)

Essential Dental Solutions	115	125	(10)	(7.5%)

Orthodontic and Implant Solutions	42	49	(7)	(14.6%)

Wellspect Healthcare	23	18	5	22.9%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income is due to lower organic sales noted above as well as unfavorable manufacturing leverage from lower volumes. These decreases were partially offset by lower warranty costs, a reduction in professional services, advertising and selling related costs, and the favorable impact from foreign currency translation.

Essential Dental Solutions

The decrease in segment adjusted operating income is due to the organic sales decrease noted above and an increase in SG&A expenses including an increase in selling related costs. These decreases were partially offset by the favorable impact of foreign currency translation.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income is due to inflation of material costs, an increase in advertising and selling costs, and increased headcount primarily for key customer-facing roles for direct-to-consumer aligner solutions. This was partially offset by the organic sales increase primarily for orthodontics products noted above.

Wellspect Healthcare

The increase in segment operating income results from the increase in sales noted above, as well as margin improvement due to the favorable manufacturing leverage of higher volumes, partially offset by unfavorable foreign currency translation.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change

Interest expense, net	$18	$20	$(2)	(11.7%)
Other (income) expense, net	(7)	6	(13)	NM
Net interest and other expense (income)	$11	$26	$(15)
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023, driven primarily by lower short-term and other borrowings.

Other (income) expense, net

Other (income) expense, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change

Foreign exchange (gains) losses	$(9)	$3	$(12)
Defined benefit pension plan expenses	2	2	—
Other non-operating income	—	1	(1)
Other (income) expense, net	$(7)	$6	$(13)

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	$ Change

Provision (benefit) for income taxes	$14	$(5)	$19

Effective income tax rate	44.9%	18.4%

Net income (loss) attributable to Dentsply Sirona	$18	$(19)	$37

Net income (loss) per common share - diluted	$0.09	$(0.09)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 was 44.9% and 18.4%, respectively. The quarter to date increase in the effective tax rate is due to an increase in a valuation allowance and a shift in geographical mix of earnings towards jurisdictions with higher statutory tax rates.

The Company performed an assessment to evaluate the new global minimum tax developed by the Organisation for Economic Co-operation and Development (“Pillar Two”), which involved analyzing the tax laws in each jurisdiction in which the Company operates and modeling the implications with the Pillar Two framework. The impact of Pillar Two on the Company was not significant. The Company included the impact of the top-up tax under the Income Inclusion Rule for those jurisdictions in which the Company failed the transitional safe harbor requirement in its full year 2024 effective tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the critical accounting policies as disclosed in the 2023 Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired and is allocated among the Company's reporting units. Goodwill is not amortized; instead, it is tested for impairment at the reporting unit level annually at April 1 or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, or if a decision is made to sell a business. Judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flows, unanticipated competition, increased interest rates, or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test. It is important to note that fair values which could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

For the three months ended March 31, 2024, the Company did not identify any indicators of a more likely than not impairment related to its goodwill balances which would require an interim quantitative assessment. Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual and interim goodwill impairment testing.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names, trademarks and in-process R&D and are not subject to amortization; instead, they are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flow, unanticipated competition, increased interest rates, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

The fair value of acquired trade names and trademarks is estimated using a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates, and discount rates. Other assumptions are consistent with those applied to goodwill impairment testing.

In the three months ended March 31, 2024, the Company identified indicators of a more likely than not impairment related to certain indefinite-lived imaging product trade names within the Connected Technology Solutions segment. The decline in fair value of these indefinite-lived trade names was driven by declines in volumes during the first quarter of 2024, which was due in part to a loss in market share from competitive pricing pressures, as well as unfavorable economic conditions in certain markets. These factors contributed to reduced forecasted revenues in the near term. The trade names were evaluated for impairment using an income approach, specifically a relief from royalty method. Significant assumptions used in the relief from royalty method included, but were not limited to, a discount rate of 11%, revenue growth rates (including perpetual growth rates), and royalty rates. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $6 million for the three months ended March 31, 2024. The remaining carrying value of this intangible asset group was $22 million as of March 31, 2024. As the fair value of these indefinite-lived intangible assets approximates carrying value, any further decline in key assumptions could result in additional impairment in the future. Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual and interim indefinite-lived intangible asset impairment testing.

Based on the interim quantitative and qualitative assessments performed for the Company's other indefinite-lived intangible assets and reporting units, the Company believes there is no indication that the carrying value more likely than not exceeds the fair value in each case as of March 31, 2024; therefore, the Company did not identify any indicators of a more likely than not impairment related to its goodwill or intangible assets, other than as noted above. However, any further deterioration in key assumptions could result in impairment charges in the future. The Company applied a hypothetical sensitivity analysis by increasing the discount rate of these indefinite-lived intangible assets and reporting units by 100 basis points. As of March 31, 2024, the estimated fair value of the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment exceeded carrying value by less than 15%. If discount rates were hypothetically increased by 100 basis points, this reporting unit would have an estimated fair value less than 10% in excess of its carrying value. Goodwill associated with this reporting unit was $1,148 million at March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change

Cash (used in) provided by:
Operating activities	$25	$(21)	$46
Investing activities	(43)	(37)	(6)
Financing activities	(14)	17	(31)
Effect of exchange rate changes on cash and cash equivalents	(11)	(6)	(5)
Net (decrease) increase in cash and cash equivalents	$(43)	$(47)	$4

Cash provided by operating activities increased compared to the three months ended March 31, 2023, primarily as a result of changes in working capital including higher collections on accounts receivable which were outstanding at the beginning of the period, and a lower build of inventory during the current period. These increases in operating cash were offset by other changes in working capital including higher payments to vendors during the current period due to timing. At March 31, 2024, the number of days for sales outstanding in accounts receivable increased by 1 day to 60 days as compared to 59 days at December 31, 2023, and the number of days of sales in inventory increased by 2 days to 128 days at March 31, 2024 as compared to 126 days at December 31, 2023.

The cash used in investing activities increased compared to the three months ended March 31, 2023, primarily due to higher net cash paid on settlement of derivatives of $11 million, offset by lower capital expenditures of $5 million. The Company estimates capital expenditures to be in the range of approximately $170 million to $200 million for the full year 2024 and expects these investments to include implementation expenses for a new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

The increase of cash used in financing activities compared to the three months ended March 31, 2023 was primarily driven by a reduction in short-term borrowing of $175 million partially offset by the reduction in share repurchases of $150 million. During the three months ended March 31, 2024, the Company's total borrowings increased by a net $28 million, mainly due to the use of the Company's commercial paper program, partially offset by a decrease of $45 million due to exchange rate fluctuations on debt denominated in foreign currencies.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At March 31, 2024, the Company had $1.44 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. The Company intends to repurchase up to $150 million of shares in the second quarter of 2024. At March 31, 2024, the Company held 56.9 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	March 31, 2024	December 31, 2023

Notes payable and current portion of debt	$343	$322
Long-term debt	1,747	1,796
Less: Cash and cash equivalents	291	334
Net debt	1,799	1,784

Total equity	3,258	3,294
Total capitalization	$5,057	$5,078

Total net debt to total capitalization ratio	35.6%	35.1%

At March 31, 2024, the Company had $475 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $249 million outstanding borrowings under the commercial paper facility at March 31, 2024 resulting in $451 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $43 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2024, the Company had $19 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: (1) a ratio of total debt outstanding to total capital not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At March 31, 2024, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities. The Company’s credit facilities are further discussed in Note 12, Financing Arrangements, to the Unaudited Consolidated Financial Statements of this Form 10-Q.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At March 31, 2024, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

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

As of March 31, 2024, in conjunction with this plan, the Company has incurred $67 million in restructuring charges, from inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal and other professional service fees. The Company expects to incur between $115 million to $135 million in one-time charges, comprising $80 million to $100 million in restructuring expenditures and charges and $35 million in other non-recurring charges. The estimates of these charges and their timing are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures in connection with this plan which are not currently contemplated. For further details refer to Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Beginning in the second quarter of 2022, the Company’s financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee and subsequently, associated litigation and the external investigation by the SEC which are ongoing. These costs totaled $61 million for the year ended December 31, 2022, with additional costs of $19 million incurred for the year ended December 31, 2023. In the three months ended March 31, 2024, the Company recorded $2 million of similar costs, including legal defense expenses pertaining to the matters described in Note 14, Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, and expects that it will continue to incur such costs for the remainder of 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 1, Business and Basis of Presentation, to the Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in Part 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2023.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company had no repurchases of common shares under the stock repurchase program.
On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At March 31, 2024, the Company had authorization to repurchase $1.44 billion in shares of common stock remaining under the share repurchase program.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of February 27, 2024* (1)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, File 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	May 2, 2024
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	May 2, 2024
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer