Form 10-Q
period 2024-06-30
DENTSPLY SIRONA Inc.
filed 2024-07-31
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 19, 2024, DENTSPLY SIRONA Inc. had 202,713,953 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$984	$1,028	$1,937	$2,006
Cost of products sold	473	478	920	937

Gross profit	511	550	1,017	1,069

Selling, general, and administrative expenses	399	416	814	832
Research and development expenses	41	49	83	95
Intangible asset impairments	—	—	6	—
Restructuring and other costs	21	5	22	64

Operating income	50	80	92	78

Other income and expenses:
Interest expense, net	17	22	35	42
Other (income) expense, net	(1)	12	(8)	18

Income before income taxes	34	46	65	18
Provision (benefit) for income taxes	38	(39)	52	(44)

Net (loss) income	(4)	85	13	62

Less: Net loss attributable to noncontrolling interest	—	(1)	(1)	(5)

Net (loss) income attributable to Dentsply Sirona	$(4)	$86	$14	$67

(Loss) earnings per common share attributable to Dentsply Sirona:
Basic	$(0.02)	$0.41	$0.07	$0.31
Diluted	$(0.02)	$0.40	$0.07	$0.31

Weighted average common shares outstanding:
Basic	205.6	211.9	206.5	213.2
Diluted	205.6	213.1	207.3	214.4

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(4)	$85	$13	$62

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(10)	—	(72)	15
Net (loss) gain on derivative financial instruments	(1)	(6)	31	(7)
Pension liability gain	—	—	—	—
Total other comprehensive (loss) income, net of tax	(11)	(6)	(41)	8

Total comprehensive (loss) income	(15)	79	(28)	70

Less: Comprehensive loss attributable to noncontrolling interests	—	(1)	(1)	(5)

Total comprehensive (loss) income attributable to Dentsply Sirona	$(15)	$80	$(27)	$75

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$279	$334
Accounts and notes receivable-trade, net	591	695
Inventories, net	608	624
Prepaid expenses and other current assets	280	320
Total Current Assets	1,758	1,973

Property, plant, and equipment, net	789	800
Operating lease right-of-use assets, net	162	178
Identifiable intangible assets, net	1,559	1,705
Goodwill	2,389	2,438
Other noncurrent assets	240	276
Total Assets	$6,897	$7,370

Liabilities and Equity
Current Liabilities:
Accounts payable	$287	$305
Accrued liabilities	650	749
Income taxes payable	24	49
Notes payable and current portion of long-term debt	362	322
Total Current Liabilities	1,323	1,425

Long-term debt	1,737	1,796
Operating lease liabilities	113	125
Deferred income taxes	194	228
Other noncurrent liabilities	466	502
Total Liabilities	3,833	4,076

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2024 and December 31, 2023
202.6 million and 207.2 million shares outstanding at June 30, 2024 and December 31, 2023
Capital in excess of par value	6,631	6,643
Retained earnings	152	205
Accumulated other comprehensive loss	(677)	(636)
Treasury stock, at cost, 61.9 million and 57.3 million shares at June 30, 2024 and December 31, 2023, respectively	(3,045)	(2,922)
Total Dentsply Sirona Equity	3,064	3,293

Noncontrolling interests	—	1
Total Equity	3,064	3,294
Total Liabilities and Equity	$6,897	$7,370
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net income (loss)	—	—	18	—	—	18	(1)	17
Other comprehensive loss	—	—	—	(30)	—	(30)	—	(30)
Stock based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.16 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258
Net loss	—		(4)	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Stock based compensation expense	—	12	—	—	—	12	—	12
Treasury shares purchased	—	—	—	—	(152)	(152)	—	(152)
Restricted stock unit distributions	—	(20)	—	—	15	(5)	—	(5)
Restricted stock unit dividends	—	—	—	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(34)	—	—	(34)	—	(34)
Balance at June 30, 2024	$3	$6,631	$152	$(677)	$(3,045)	$3,064	$—	$3,064

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net income (loss)	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638
Net income (loss)	—	—	86	—	—	86	(1)	85
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock based compensation expense	—	14	—	—	—	14	—	14
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit dividends	—	—	(1)	—	—	(1)	—	(1)
Cash dividends declared ($0.14 per share)	—	—	(29)	—	—	(29)	—	(29)
Balance at June 30, 2023	$3	$6,648	$463	$(620)	$(2,788)	$3,706	$(4)	$3,702

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$13	$62

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64	64
Amortization of intangible assets	108	106
Indefinite-lived intangible asset impairment	6	—
Deferred income taxes	(11)	(83)
Stock based compensation expense	23	31
Other non-cash expense	38	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	86	(38)
Inventories, net	(7)	(32)
Prepaid expenses and other current assets	29	(40)
Other noncurrent assets	(6)	(1)
Accounts payable	(11)	(15)
Accrued liabilities	(78)	(2)
Income taxes	(9)	(34)
Other noncurrent liabilities	(12)	29
Net cash provided by operating activities	233	83

Cash flows from investing activities:
Capital expenditures	(86)	(72)
Cash received on derivative contracts	1	4
Cash paid on derivative contracts	(9)	—
Other investing activities	1	1
Net cash used in investing activities	(93)	(67)

Cash flows from financing activities:
Cash paid for treasury stock	(150)	(150)
Proceeds on short-term borrowings	43	143
Cash dividends paid	(62)	(57)
Repayments on long-term borrowings	(6)	(1)
Other financing activities, net	(10)	(5)
Net cash used in financing activities	(185)	(70)
Effect of exchange rate changes on cash and cash equivalents	(10)	(16)
Net decrease in cash and cash equivalents	(55)	(70)
Cash and cash equivalents at beginning of period	334	365
Cash and cash equivalents at end of period	$279	$295
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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose additional income tax information, primarily related to the income tax rate reconciliation and income taxes paid on an annual basis. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Seasonality

The Company’s business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors and other customers, and implementation of strategic initiatives which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows, new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, demographic disruptions, macroeconomic conditions, or other factors. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial planning reasons which can impact the timing of the Company’s consolidated net sales, net income and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

Equipment & Instruments	$139	$180	$264	$332
CAD/CAM	114	129	236	242
Connected Technology Solutions	253	309	$500	$574

Essential Dental Solutions	375	377	$739	$763

Orthodontics	95	86	$193	$172
Implants & Prosthetics	181	184	354	357
Orthodontic and Implant Solutions	276	270	$547	$529

Wellspect Healthcare	80	72	$151	$140

Total net sales	$984	$1,028	$1,937	$2,006

Net sales disaggregated by geographic region for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

United States	$360	$362	$715	$713
Europe	387	403	763	799
Rest of World	237	263	459	494
Total net sales	$984	$1,028	$1,937	$2,006

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been fulfilled. The Company recorded deferred revenue of $105 million and $63 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at June 30, 2024. The Company recorded deferred revenue of $91 million and $57 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2023. During the three and six months ended June 30, 2024, the Company recognized approximately $41 million and $82 million of net sales, respectively, which was previously deferred as of December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized approximately $13 million and $47 million, respectively, which was previously deferred as of December 31, 2022. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $15 million at June 30, 2024 and $17 million at December 31, 2023. For the three and six months ended June 30, 2024 and 2023, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

Cost of products sold	$1	$1	$2	$2
Selling, general, and administrative expense	10	11	20	24
Research and development expense	1	1	1	2
Restructuring and other costs	—	1	—	3
Total stock based compensation expense	$12	$14	$23	$31

Related deferred income tax benefit	$2	$1	$4	$3

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2024 and 2023 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive income (loss) before reclassifications and tax impact	(34)		42	—	8
Tax expense	(28)		(10)	—	(38)
Other comprehensive income (loss), net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)
Other comprehensive loss before reclassifications and tax impact	(14)	—	(2)	—	(16)
Tax benefit	4	—	1	—	5
Other comprehensive loss, net of tax, before reclassifications	(10)	—	(1)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	(10)	—	(1)	—	(11)
Balance, net of tax, at June 30, 2024	$(545)	$(13)	$(76)	$(43)	$(677)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive (loss) income before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive (loss) income, net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)
Other comprehensive (loss) income before reclassifications and tax impact	(3)	—	(11)	—	(14)
Tax expense	3	—	3	—	6
Other comprehensive (loss) income, net of tax, before reclassifications	—	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2	—	—	2
Net (decrease) increase in other comprehensive income	—	2	(8)	—	(6)
Balance, net of tax, at June 30, 2023	$(507)	$(16)	$(81)	$(16)	$(620)
At June 30, 2024 and December 31, 2023, the cumulative tax adjustments were $133 million and $166 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $467 million and $360 million at June 30, 2024 and December 31, 2023, respectively, and cumulative losses on loans designated as hedges of net investments of $78 million and $113 million, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 were not significant.

NOTE 5 – (LOSS) EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2024 and 2023 was as follows:

Basic (Loss) Earnings per common share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2024	2023	2024	2023

Net (loss) income attributable to Dentsply Sirona	$(4)	$86	$14	$67

Weighted average common shares outstanding	205.6	211.9	206.5	213.2

Basic (loss) earnings per common share	$(0.02)	$0.41	$0.07	$0.31

Diluted (loss) earnings per common share	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2024	2023	2024	2023

Net (loss) income attributable to Dentsply Sirona	$(4)	$86	$14	$67

Weighted average common shares outstanding	205.6	211.9	206.5	213.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	1.2	0.8	1.2
Total weighted average diluted shares outstanding	205.6	213.1	207.3	214.4

Diluted (loss) earnings per common share	$(0.02)	$0.40	$0.07	$0.31

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	0.5	—	—	—

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	4.2	3.8	4.1	3.6

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At June 30, 2024, the Company had authorization to repurchase $1.29 billion in shares of common stock remaining under the share repurchase program.

For the three and six months ended June 30, 2024, the Company repurchased approximately 5.4 million outstanding shares of common stock through open market purchases at a cost of $150 million.

NOTE 6 – SEGMENT INFORMATION

The Company has four operating segments that are organized primarily by product. They generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight with the exception of Wellspect Healthcare, which has a more discrete market and regulatory environment specific to the medical device industry. These operating segments, which also form the Company’s reportable segments, are identified in accordance with how the Company’s chief operating decision maker (“CODM”) regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources.

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other expense (income), net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations. Asset and other balance sheet information is not reported to the CODM.

The Company’s segment information for the three and six months ended June 30, 2024 and 2023 was as follows:

Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

Connected Technology Solutions	$253	$309	$500	$574
Essential Dental Solutions	375	377	739	763
Orthodontic and Implant Solutions	276	270	547	529
Wellspect Healthcare	80	72	151	140
Total net sales	$984	$1,028	$1,937	$2,006

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

Connected Technology Solutions	$3	$26	$5	$32
Essential Dental Solutions	125	125	240	250
Orthodontic and Implant Solutions	42	49	84	98
Wellspect Healthcare	24	21	47	39
Segment adjusted operating income	194	221	376	419

Reconciling items expense (income):
All other (a)	69	83	148	171
Intangible asset impairments	—	—	6	—
Restructuring and other costs	21	5	22	64
Interest expense, net	17	22	35	42
Other (income) expense, net	(1)	12	(8)	18
Amortization of intangible assets	54	53	108	106
Income before income taxes	$34	$46	$65	$18
(a) Includes unassigned corporate headquarters costs.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2024	December 31, 2023

Raw materials and supplies	$171	$185
Work-in-process	77	77
Finished goods	360	362
Inventories, net	$608	$624

The Company's inventory reserve was $104 million at June 30, 2024 and $107 million at December 31, 2023. Inventories are stated at the lower of cost and net realizable value.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three and six months ended June 30, 2024 and 2023 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item	Three Months Ended		Six Months Ended
(in millions)	2024	2023	2024	2023

Cost of products sold	$1	$—	$1	$4
Selling, general, and administrative expenses	1	1	4	1
Restructuring and other costs	21	5	22	64
Total restructuring and other costs	$23	$6	$27	$69

Restructuring and other costs of $22 million recorded in the first six months of 2024 consisted primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on February 14, 2023 (the “2023 Plan”). The 2023 Plan seeks to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings. The 2023 Plan’s annual cost savings target of $200 million has been substantially met as of June 30, 2024, with the benefits mostly offset in the short term by additional investments in sales personnel, our new global ERP system, and other transformation initiatives. As of June 30, 2024, the Company has incurred $86 million in restructuring charges since the inception of the 2023 Plan, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal, and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

On July 29, 2024 the Board of Directors of the Company approved an additional plan to restructure the Company’s business to improve operational performance and drive shareholder value creation (the “2024 Plan”). In connection with the 2024 Plan, which is expected to be substantially completed by the end of 2025, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. Actions taken under the 2024 Plan will seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. The Company expects to incur between $40 million and $50 million in non-recurring restructuring charges under the 2024 Plan, primarily related to employee transition, severance payments and employee benefits, which are expected to be expensed and paid in cash in 2024 and 2025.

The estimates of the charges and expenditures that the Company expects to incur in connection with the 2024 Plan, and the timing thereof, are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur additional charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Plan.

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at June 30, 2024 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plans	Total

Balance at December 31, 2023	$2	$37	$39
Provisions	—	22	22
Amounts applied	—	(23)	(23)
Change in estimates	—	(3)	(3)
Balance at June 30, 2024	$2	$33	$35

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plans	Total

Balance at December 31, 2023	$1	$—	$1
Provisions	—	2	2
Amounts applied	—	(1)	(1)
Change in estimates	—	—	—
Balance at June 30, 2024	$1	$1	$2
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2023	Provisions	Amounts Applied	Change in Estimates	June 30, 2024

Connected Technology Solutions	$13	$11	$(13)	$(3)	$8
Essential Dental Solutions	17	5	(4)	—	18
Orthodontic and Implant Solutions	9	6	(5)	—	10
Wellspect Healthcare	1	1	—	—	2
All Other	—	1	(2)	—	(1)
Total	$40	$24	$(24)	$(3)	$37

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2024 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$—	$—
Interest rate swaps	—	—
Total derivative instruments designated as cash flow hedges	$—	$—

Hedges of Net Investments
Foreign exchange forward contracts	$839	$86
Cross currency basis swaps	286	—
Total derivative instruments designated as hedges of net investments	$1,125	$86

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	9	9
Total derivative instruments designated as fair value hedges	$159	$9

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$887	$887
Total derivative instruments not designated as hedges	$887	$887

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of June 30, 2024 and December 31, 2023, $18 million and $19 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At June 30, 2024, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Income (Loss).

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and six months ended June 30, 2024 and 2023 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	2024			2023
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$473	$17	$(1)	$478	$22	$12

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$—
Interest rate swaps	—	1	—	—	1	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(1)	$—	$—	$(1)
Foreign exchange forward contracts	—	—	(6)	—	—	—

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$3	$—
Foreign exchange forward contracts	—	—	—	—	—	(3)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended		Consolidated Statements of Operations Location	Three Months Ended
(in millions)	2024	2023		2024	2023

Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	Cost of products sold	$—	$(1)
Interest rate swaps	—	—	Interest expense, net	(1)	(1)

Hedges of Net Investments
Cross currency basis swaps	$4	$(10)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(6)	(1)	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	—	—	Other expense (income), net	—	—

	Six Months Ended
	2024			2023
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$920	$35	$(8)	$937	$42	$18

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	2	—	—	2	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(2)	$—	$—	$(2)
Foreign exchange forward contracts	—	—	(12)	—	—	(1)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$4	$—	$—	$5	$—
Foreign exchange forward contracts	—	—	(1)	—	—	(3)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended		Consolidated Statements of Operations Location	Six Months Ended
(in millions)	2024	2023		2024	2023

Cash Flow Hedges
Foreign exchange forward contracts	$—	$(1)	Cost of products sold	$—	$—
Interest rate swaps	—	—	Interest expense, net	(2)	(2)

Hedges of Net Investments
Cross currency basis swaps	$8	$(9)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	32	(3)	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	—	1	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$2	$1	$2	$7
Interest rate swaps	—	—	5	17
Cross currency basis swaps	4	11	—	—
Total	$6	$12	$7	$24

Not Designated as Hedges:
Foreign exchange forward contracts	$7	$—	$1	$—
Total	$7	$—	$1	$—

	December 31, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$47
Interest rate swaps	—	—	9	19
Cross currency basis swaps	4	4	—	—
Total	$7	$4	$13	$66

Not Designated as Hedges:
Foreign exchange forward contracts	$5	$—	$5	$—
Total	$5	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$10	$—	$10	$(5)	$—	$5
Cross currency basis swaps	15	—	15	(5)	—	10
Total assets	$25	$—	$25	$(10)	$—	$15

Liabilities
Foreign exchange forward contracts	$10	$—	$10	$(6)	$—	$4
Interest rate swaps	22	—	22	(4)	—	18
Total liabilities	$32	$—	$32	$(10)	$—	$22

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(5)	$—	$3
Cross currency basis swaps	8	—	8	(4)	—	4
Total assets	$16	$—	$16	$(9)	$—	$7

Liabilities
Foreign exchange forward contracts	$56	$—	$56	$(7)	$—	$49
Interest rate swaps	28	—	28	(2)	—	26
Total liabilities	$84	$—	$84	$(9)	$—	$75

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company's total debt were $1,971 million and $2,099 million, respectively, at June 30, 2024. At December 31, 2023, the estimated fair and carrying values were $2,018 million and $2,118 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at June 30, 2024 and December 31, 2023 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$15	$—	$15	$—
Foreign exchange forward contracts	10	—	10	—
Total assets	$25	$—	$25	$—

Liabilities
Interest rate swaps	$22	$—	$22	$—
Foreign exchange forward contracts	10	—	10	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$36	$—	$32	$4

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$8	$—	$8	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$16	$—	$16	$—

Liabilities
Interest rate swaps	$28	$—	$28	$—
Foreign exchange forward contracts	56	—	56	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$88	$—	$84	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the six months ended June 30, 2024.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2024 and 2023 were 114.4% and (83.2%), respectively. For the six months ended June 30, 2024 and 2023 the rates were 81.2% and (239.3%), respectively. The effective tax rates for 2024 include discrete expenses related to a taxable gain from implementing an internal reorganization and reserves pertaining to ongoing foreign tax audits. In contrast, the rates for 2023 were significantly affected by the partial release of the valuation allowance on net operating loss carryforwards.

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

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had outstanding borrowings of $270 million and $225 million under the commercial paper facility at June 30, 2024 and December 31, 2023, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $41 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $17 million. At June 30, 2024, the weighted-average interest rate for short-term debt was 6.1%.

At June 30, 2024, the Company had $454 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans, and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At June 30, 2024, the Company was in compliance with all debt covenants.

Interest expense, net includes interest income of $5 million and $3 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense, net includes interest income of $10 million and $7 million for the six months ended June 30, 2024 and 2023, respectively. Interest income primarily relates to interest-bearing cash equivalents and customer financing for the Company’s direct-to-consumer aligner solutions.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company's policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate the asset might be impaired.

For the goodwill impairment tests as of April 1, 2024, the fair values of reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses ten-year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. The Company's significant assumptions in the discounted cash flow model included, but were not limited to, discount rates (ranging from 9.5% to 10.5%) revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit's business. Based on these tests, it was determined that the fair values of the reporting units more likely than not exceeded their carrying values, resulting in no goodwill impairment.

Indefinite-lived intangible assets were assessed either through a computation of fair value using an income approach, specifically a relief from royalty method for acquired trade names and trademarks, or through a qualitative assessment for in-process R&D. The Company's significant assumptions in the relief from royalty method include, but were not limited to, discount rates (ranging from 10.0% to 13.0%), revenue growth rates (including perpetual growth rates) and royalty rates, all of which were determined using the judgment of management. Other assumptions are consistent with those applied to goodwill impairment testing. These assumptions for both the goodwill and indefinite-lived intangible asset tests were developed in consideration of current market conditions and future expectations which include, but were not limited to, impact from competition and new product developments. Based on these tests, it was determined that the fair values of the indefinite-lived intangible assets more likely than not exceed their carrying values, resulting in no intangible impairment.

For the three months ended June 30, 2024, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators. The Company applied a hypothetical sensitivity analysis by increasing the discount rate used to value the reporting units by 50 basis points. As of June 30, 2024, the estimated fair value of the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment exceeded its carrying value by less than 10%. An increase of the discount rate by 50 basis points would result in a material impairment of the Implants & Prosthetics reporting unit. Additionally, if market conditions worsen, such as a further decline in demand for premium implants, the resulting reduction in projected long-term growth rates would also likely lead to a material impairment for this reporting unit. Goodwill associated with Implants & Prosthetics was $1,141 million as of June 30, 2024.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions segment continued to approximate carrying values as of June 30, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying value of these assets within the aforementioned segment was $203 million as of June 30, 2024.

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

Impairment during the Three Months Ended March 31, 2024

In the three months ended March 31, 2024, the Company identified indicators of a more likely than not impairment related to certain indefinite-lived imaging product trade names within the Connected Technology Solutions segment. The decline in fair value of these indefinite-lived trade names was driven by declines in volumes during the three months ended March 31, 2024, which was due in part to a loss in market share from competitive pricing pressures, as well as unfavorable economic conditions in certain markets. These factors contributed to a reduction in forecasted revenues in the near term. The trade names were evaluated for impairment using an income approach, specifically a relief from royalty method. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $6 million for the three months ended March 31, 2024.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2023
Goodwill	$291	$840	$1,323	$275	$2,729
Accumulated impairment losses (a)	(291)	—	—	—	(291)
Goodwill, net at December 31, 2023	—	840	1,323	275	2,438

Impairment	—	—	—	—	—
Foreign Currency Translation	—	(8)	(36)	(5)	(49)

Balance at June 30, 2024
Goodwill	$291	$832	$1,287	$270	$2,389
Accumulated impairment losses (a)	$(291)	$—	$—	$—	$—
Goodwill, net at June 30, 2024	$—	$832	$1,287	$270	$2,389
(a) The Company realigned segments in 2023, and at that time, there was an accumulated impairment loss that was not allocated to the new segments.

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,659	$(1,043)	$616	$1,697	$(1,006)	$691
Trade names and trademarks	270	(107)	163	271	(102)	169
Licensing agreements	30	(28)	2	30	(27)	3
Customer relationships	1,044	(698)	346	1,070	(680)	390
Total definite-lived	3,003	(1,876)	1,127	3,068	(1,815)	1,253

Indefinite-lived trade names and trademarks	427	—	427	447	—	447
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	432	—	432	452	—	452

Total identifiable intangible assets	$3,435	$(1,876)	$1,559	$3,520	$(1,815)	$1,705
(a) Intangible assets acquired in a business combination that are in-process and used in research and development ("R&D") activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

In 2021, the Company purchased certain developed technology rights for an initial payment of $3 million and minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not considered probable as of June 30, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants. The plaintiff claims that the Company, and certain individual defendants, violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products and that three distributors of the Company’s products had been engaging in anticompetitive conduct. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between February 20, 2014, and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of (a) all purchasers of the Company's stock during the period from February 20, 2014 through August 7, 2018 and (b) former shareholders of Sirona who exchanged their shares of Sirona stock for shares of the Company's stock in the Merger. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023 and the Company’s answer to the second amended complaint was filed on May 12, 2023. On September 29, 2023, the plaintiff filed a motion for class certification. The Company opposition to the plaintiff's motion for class certification was filed on February 8, 2024, and the plaintiff’s reply was filed on May 10, 2024. On June 7, 2024, the Company served a motion for judgment on the pleadings seeking dismissal of the remainder of the amended complaint. The plaintiff served its opposition on July 26, 2024, and the motion will be fully briefed and filed on August 16, 2024.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the Southern District of New York (the “Court”). On June 1, 2023, the Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System as Lead Plaintiffs for the putative class. Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss was filed on December 8, 2023, and Defendants’ reply was filed on January 8, 2024. The motion to dismiss was granted as to Mr. Chadha and granted in part and denied in part as to the Company, Mr. Casey, and Mr. Gomez in a ruling by the Court on May 1, 2024. The Company’s answer to the Amended Complaint was filed on May 21, 2024.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the internal investigation by the Audit and Finance Committee of the Company’s Board of Directors. The Company continues to cooperate with the SEC regarding this matter.

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

On May 2, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Presura Derivative Litigation and Snee Derivative Litigation.

On July 19, 2024, Dentsply Sirona stockholder Frank Manfre filed a shareholder derivative suit in the Delaware Court of Chancery captioned Frank Manfre, derivatively on behalf of nominal defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona Inc., No. 2024-0763 (the “Manfre Derivative Litigation”). The complaint asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The complaint in this case contains allegations similar to those in the Snee Derivative Litigation, the Presura Derivative Litigation, and the Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. (“DSI”), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now Dentsply Sirona Italia S.r.l.). Under the SPA, a portion of the purchase price equal to €7 million was required to be deposited into an escrow account (the “Escrow Account”) and released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. In connection with the closing of the share purchase transaction, the SPA was supplemented by a Facility Agreement, also dated October 8, 2012 (the “FA”), which specifically set out the mechanics of payment and release of the proceeds of the Escrow Account. The Austrian notary public, Mr. Gottfried Schachinger, acting as escrow agent, Mr. Gobbetti, and SIRONA Holdings GmbH, an affiliate of Sirona Dental Systems, Inc. which paid the €7 million into the Escrow Account, were parties to the FA. The FA is subject to Austrian law and to the jurisdiction of the Court of Salzburg in Austria.

Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of defense denying that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. Following the constitution of the arbitral tribunal, hearings were held on September 13, 2023 and January 19, 2024, to illustrate and discuss their respective positions. The parties also developed their arguments in several rounds of defensive briefs. The final submissions were completed on April 15, 2024 and the final hearing for discussion took place on May 8, 2024. On July 22, 2024, the arbitral tribunal rejected all of Mr. Gobbetti’s claims, ruling that the Company had met its contractual obligations under the SPA, particularly regarding the balance of the purchase price. The arbitral tribunal also dismissed Mr. Gobbetti’s claims in tort and those pertaining to the FA for lack of jurisdiction and lack of capacity for the Company to be sued. The arbitral tribunal observed that such claims should have been brought against SIRONA Holdings GmbH, which is a party to the FA but not to the SPA, before the Court of Salzburg in Austria based on the jurisdictional clause of the FA.

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

The Internal Revenue Service (“IRS”) is conducting an examination of the Company's U.S. federal income tax returns for the tax years 2015 and 2016. The Company received a Notice of Proposed Adjustment in April 2023 and a Revenue Agent Report in January 2024 from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the Company owing additional federal income taxes on a distribution of $451 million related to a stock redemption that occurred after the internal reorganization was completed in 2016. The amount of additional federal income taxes due for 2016 would be approximately $2 million, excluding interest. The proposed adjustment, if sustained, would also result in a loss of foreign tax credits carried forward to later tax years. The Company believes that it accurately reported the federal income tax consequences of the internal restructuring and stock redemption in its tax returns and in April 2024, submitted an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments. The Company intends to vigorously defend its reported positions and believes that it is more likely than not that its positions will be sustained. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At June 30, 2024, non-cancelable purchase commitments were as follows:

(in millions)

2024	$128
2025	142
2026	57
2027	35
2028	32
Thereafter	—
Total	$394
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the Company’s 2023 Form 10-K.

The table above includes commitments under the Company’s agreement with a cloud services provider supporting the Company’s digital platform which requires minimum purchases totaling $94 million through 2028.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

Indemnification

In the normal course of business to facilitate the sale of the Company’s products and services, the Company indemnifies certain parties, including customers, vendors, lessors, service providers, and others, with respect to certain matters, including, but not limited to, services to be provided by or for the Company, and intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, the Company has a limited history of prior indemnification claims, and the payments the Company has made under such agreements have not had a material effect on its results of operations, cash flows or financial position. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by the Company could be significant and could have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

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

The impact of the Israel-Hamas war

The terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government in Gaza has resulted in significant unrest and uncertainty within that region. In April 2024, the state of Israel was also a target of a coordinated missile and drone direct attack launched by the Republic of Iran. These events have heightened the possibility that escalating violence and involvement of other terrorist groups or foreign powers in the region may further impact our employees and operations. Additionally, in May 2024, in response to ongoing military actions, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market. Sales of our products made in Israel and sold in Turkey represent less than 2% of our global sales of Implants & Prosthetics, but this product category is an area of relatively high potential growth. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

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

For the three months ended June 30, 2024, net sales of products produced at these sites comprised approximately 4% of consolidated net sales and 13% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel total $198 million as of June 30, 2024, consisting primarily of acquired technology, cash, inventory, and property, plant and equipment associated with our operations in country. Overall, the Company’s operations in Israel have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the six months ended June 30, 2024. The Company continues to monitor developments and prepare contingency plans to limit potential disruption to its operations.

Additionally, we sell products from across our portfolio to distributors of dental products and direct to dental practices within Israel and its neighboring countries which may face reduced patient traffic and demand for our products in the near term. Net sales for products sold to our customers in Israel comprised approximately 1% of our consolidated net sales for the three months ended June 30, 2024.

While Israel does not constitute a material portion of our business, a significant escalation or expansion of the conflict’s current scope and economic disruption could result in loss of sales and market position, disrupt our supply chain, broaden inflationary costs including energy prices, and have a material adverse effect on our results of operations, including impairment of the net assets in Israel or goodwill within the Implants & Prosthetics reporting unit.

The impact of the war in Ukraine

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine, and has taken actions to minimize any adverse impacts from disrupted supply chains related to these items. The Company’s operations in Ukraine consist primarily of R&D activities, which continue uninterrupted from other locations to focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the three months ended June 30, 2024 as a result of the conflict.

For the three months ended June 30, 2024, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $76 million. These net assets include $44 million of cash and cash equivalents held within Russia as of June 30, 2024. Due to currency control measures imposed by the Russian government which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we may be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could result in a loss of sales, disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

The impact of global economic conditions

Markets in several regions, particularly Europe, continue to experience varying degrees of recessionary pressures and face concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Changes in economic conditions, supply chain constraints, higher energy costs, labor shortages, the conflict in Ukraine, and geopolitical tensions in the Middle East, have all contributed to a period of higher inflation across the industry and the regions in which the Company operates. As a result, the Company has experienced higher prices for certain raw materials, including electronic components, which consequently have led to a negative impact on margins. We expect a continuation of inflationary pressure on the cost of both raw materials and wages through the remainder of 2024, the effect of which will depend on our ability to successfully mitigate and offset the related impacts.

The challenging macroeconomic conditions have also negatively impacted demand for the Company’s products and may continue to do so in the future. Specifically, higher interest rates have put pressure on the ability and willingness of our customers to obtain financing for equipment purchases, which affects volumes for these products. The higher cost of borrowing has also reduced patient demand for elective dental procedures, which affects sales of the Company’s offerings more broadly. The Company has also faced additional competitive pressure for lower-priced options for investments in new equipment by dental practices, in particular for imaging products. While the Company has taken steps to address competitive pressures, such as the reintroduction of its Orthophos SL 2D and 3D products, these trends may continue. While patient volumes have largely remained stable in the United States, the impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which represented 10% of the Company’s sales for the six months ended June 30, 2024. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Although conditions including inflation have recently improved marginally, demand for investments in new dental equipment continues to be weak, and recent economic forecasts have delayed the projected timing for recovery and more meaningful growth beyond the next two quarters. The Company therefore believes the challenging macroeconomic and market conditions in Germany are likely to persist and negatively impact sales of equipment, in particular through the remainder of 2024.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, we have attempted to mitigate these pressures through the following actions, among others:

•Driving strategic procurement initiatives to leverage alternative sources of raw materials and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities and other areas of our business, including the most recent restructuring plan approved by the Board of Directors on July 29, 2024;
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the United States; and
•Refining our focus on developing a winning portfolio with global scale to maximize market share in a competitive pricing environment.

As explained further in the Results of Operations section below, the Company has partially offset elevated costs in certain areas of the business with price increases. Should the higher inflationary environment continue, we may be unable to raise the prices of certain products and services sufficiently or engage in other cost cutting measures commensurate with the rate of inflation, which could have a material adverse effect on our results of operations and financial condition.

Distribution Arrangements

In July 2024, the Company delivered a one-year notice of non-renewal in connection with its non-exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the distribution of dental equipment in the United States and Canada. It is anticipated that Patterson will continue to be one of the Company’s two largest distributors as a percentage of the Company’s global revenue during the one-year notice period. The Company intends to engage in discussions for new distribution agreements with Patterson. However, failure to successfully renegotiate the distribution agreements or secure potential new agreements with another distributor could have a material adverse effect on the Company’s business, operating results and financial condition. The Company does not anticipate a charge against earnings related to non-renewal of the distribution agreements. For additional information, see Part 1, Item 1A, “Risk Factors” in our 2023 Form 10-K.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$984	$1,028	$(44)	(4.2%)	$1,937	$2,006	$(69)	(3.5%)
Foreign exchange impact				(1.9%)				(1.4%)
Organic sales				(2.3%)				(2.1%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for both the three and six months ended June 30, 2024 was primarily due to weaker demand for products in Connected Technology Solutions, particularly outside the United States, partially offset by growth in Wellspect Healthcare and Orthodontic and Implant Solutions. The organic sales decrease for the six months ended June 30, 2024 was also driven by weaker demand for Essential Dental Solutions, which improved during the second quarter primarily due to steadier patient traffic in Europe.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$253	$309	$(56)	(18.2%)	$500	$574	$(74)	(12.9%)
Foreign exchange impact				(2.0%)				(1.6%)
Organic sales				(16.2%)				(11.3%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for both the three and six months ended June 30, 2024 was primarily due to lower volumes of imaging equipment and treatment centers across all three regions, driven in part by competitive pressures including pricing as well as unfavorable economic conditions across our major markets. The organic sales decrease for the six months ended

June 30, 2024 was lower than the three months ended June 30, 2024 as a result of higher volumes of CAD/CAM equipment sold in the United States during the three months ended March 31, 2024.

Essential Dental Solutions

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$375	$377	$(2)	(0.4%)	$739	$763	$(24)	(3.2%)
Foreign exchange impact				(1.9%)				(1.1%)
Organic sales				1.5%				(2.1%)
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for the three months ended June 30, 2024 was primarily driven by higher demand in Europe and Rest of World and price increases across all regions, partially offset by weaker demand in the United States. Sales of endodontic products improved during the three months ended June 30, 2024, partially offset by lower sales of preventive products.

The decrease in organic sales for the six months ended June 30, 2024 was primarily driven by weaker overall demand in the United States, in part, due to a benefit from satisfying backlog orders during the first quarter of 2023, partially offset by price increases.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$276	$270	$6	2.6%	$547	$529	$18	3.5%
Foreign exchange impact				(2.0%)				(1.6%)
Organic sales				4.6%				5.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for both the three and six months ended June 30, 2024 was primarily driven by higher volumes of orthodontic aligners, particularly in the United States and Europe, partially offset by the impact of regulatory developments on sales of direct-to-consumer aligners as described below. Organic sales also benefited from stronger demand for implants products in Rest of World, partially offset by lower volumes for implants and prosthetics products in Europe.

Legislative changes in Nevada relating to teledentistry required us to discontinue new patient recruitment for our current direct-to-consumer aligner business model in the state during the second quarter. Additionally, enacted and pending legislative changes in certain other states including Florida and Illinois are expected to impact sales in the second half of 2024. These changes would require certain adjustments to our business model, some of which have been made preemptively and have started to negatively impact sales of direct-to-consumer aligners in those states. These adjustments include developing new features and modifying our process for engaging with customers as part of our direct-to-consumer aligner business models in response to existing and pending legislation. Our response to these legislative developments resulted in reduced sales of direct-to-consumer orthodontic aligners by approximately $6 million during the second quarter of 2024, with a similar estimated impact for each of the remaining quarters of 2024, which we expect will be more than offset by organic growth. Future legislative or regulatory changes in other states, or changes in the interpretation of existing legislation by regulators, may further impact the current business model and operations of our direct-to-consumer aligner business or require us to evaluate patient recruitment strategies in certain states. We continue to monitor these legal and regulatory developments to understand their potential impact on the operations of our direct-to-consumer aligner business. For additional information, see Part I, Item 1, “Business - Regulation” and Part 1, Item 1A, “Risk Factors” in our 2023 Form 10-K.

Wellspect Healthcare

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$80	$72	$8	9.7%	$151	$140	$11	7.6%
Foreign exchange impact				(2.0%)				(0.8%)
Organic sales				11.7%				8.4%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for both the three and six months ended June 30, 2024 was driven by higher volumes in all regions, particularly in the United States and Europe, partly driven by new product launches and the benefit of an initial stocking order from a new distributor.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$360	$362	$(2)	(0.7%)	$715	$713	$2	0.4%
Foreign exchange impact				(0.1%)				—%
Organic sales				(0.6%)				0.4%
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for the three months ended June 30, 2024 was primarily driven by lower volumes of imaging equipment, partially due to the timing of sales to dealers, and lower demand for Essential Dental Solutions products. These decreases were partially offset by higher volumes of orthodontic aligners within our direct-to-consumer aligner solutions business. Volumes for imaging products in the three months ended June 30, 2024 were negatively impacted by a seasonal reduction in distributor inventory of approximately $4 million compared to a build of approximately $7 million in the three months ended June 30, 2023. Conversely, volumes for CAD/CAM products were positively affected by a lower seasonal reduction in dealer inventory levels of approximately $16 million in the three months ended June 30, 2024 compared to approximately $27 million in the three months ended June 30, 2023. Distributor inventory levels for both imaging and CAD/CAM products as of June 30, 2024 approximate historical averages.

The increase in organic sales for the six months ended June 30, 2024 was primarily driven by higher volumes of orthodontic aligners within our direct-to-consumer aligner solutions and CAD/CAM products, as well as price increases for these products. These increases were mostly offset by lower volumes for Essential Dental Solutions products, in part due to a benefit from satisfying backlog orders during the first quarter of 2023 and lower volumes of imaging equipment. Volumes for imaging products in the six months ended June 30, 2024 were negatively impacted by a seasonal reduction in distributor inventory of approximately $11 million compared to a build of approximately $7 million in the six months ended June 30, 2023. Conversely, volumes for CAD/CAM products were positively affected by a lower seasonal reduction in dealer inventory levels approximating $7 million in the six months ended June 30, 2024 compared to approximately $18 million in the six months ended June 30, 2023.

Europe

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$387	$403	$(16)	(4.0%)	$763	$799	$(36)	(4.6%)
Foreign exchange impact				(1.4%)				(0.4%)
Organic sales				(2.6%)				(4.2%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for the three months ended June 30, 2024 was primarily due to overall lower volumes for Connected Technology Solutions products as a result of unfavorable economic conditions, particularly in Germany. These decreases were partially offset by higher volumes due to steadier patient traffic and price increases for Essential Dental Solutions products.

The decrease in organic sales for the six months ended June 30, 2024 was primarily due to overall lower volumes for Connected Technology Solutions products as a result of unfavorable economic conditions, particularly in Germany. These decreases were partially offset by price increases for Essential Dental Solutions products.

Rest of World

A reconciliation of net sales to organic sales for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$237	$263	$(26)	(9.4%)	$459	$494	$(35)	(7.1%)
Foreign exchange impact				(5.1%)				(4.8%)
Organic sales				(4.3%)				(2.3%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for the three months ended June 30, 2024 was primarily driven by lower volumes of Connected Technology Solutions products, particularly CAD/CAM, as well as competitive pricing. These decreases were partially offset by increased volumes for implants products and Essential Dental Solutions products, particularly endodontic consumables.

The decrease in organic sales for the six months ended June 30, 2024 was primarily driven by lower volumes of Connected Technology Solutions products, particularly CAD/CAM, competitive pricing, and lower demand in Japan. These decreases were mostly offset by increased volumes for implants products. The local volume-based procurement program in China continued to result in increased volumes for implants products, representing a marked improvement from the program's adverse impact in early 2023; however, the growth rates in China are expected to be more moderate for the remainder of 2024.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Gross profit	$511	$550	$(39)	(7.1%)	$1,017	$1,069	$(52)	(4.9%)

Gross profit as a percentage of net sales	51.9%	53.5%	(160) bps		52.5%	53.3%	(80) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales for the three months ended June 30, 2024 declined primarily due to unfavorable mix in sales of CAD/CAM products, unfavorable manufacturing leverage from the reduced volumes, and higher manufacturing and input costs. This decline was partly offset by improved pricing and a decrease in warranty costs.

Gross profit as a percentage of net sales for the six months ended June 30, 2024 declined as higher manufacturing and input costs were partially offset by improved pricing and a decrease in warranty costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$399	$416	$(17)	(4.1%)	$814	$832	$(18)	(2.2%)
Research and development expenses ("R&D")	41	49	(8)	(15.7%)	83	95	(12)	(12.2%)
Intangible asset impairments	—	—	—	NM	6	—	6	NM
Restructuring and other costs	21	5	16	NM	22	64	(42)	NM

SG&A as a percentage of net sales	40.6%	40.5%	10 bps		42.0%	41.5%	50 bps
R&D as a percentage of net sales	4.1%	4.7%	(60) bps		4.3%	4.7%	(40) bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

The decrease in SG&A expenses for the three months ended June 30, 2024 was driven by lower headcount and incentive compensation costs, as well as favorable impact from foreign currency exchange on operating expenses. The decreases were partially offset by higher selling costs, particularly in Orthodontic and Implant Solutions.

The decrease in SG&A expenses for the six months ended June 30, 2024 was driven by lower headcount and incentive compensation costs, and professional service costs, as well as favorable impact from foreign currency exchange on operating expenses. The decreases were partially offset by higher selling costs, particularly in Orthodontic and Implant Solutions.

R&D Expenses

For the three and six months ended June 30, 2024, R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Intangible Asset Impairments

The Company did not record any impairment charges for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded an intangible asset impairment charge of $6 million. The charge was related to indefinite-lived imaging product trade names within the Connected Technology Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

For the three and six months ended June 30, 2024, the Company recorded $21 million and $22 million, respectively, of restructuring and other costs, and for the three and six months ended June 30, 2023, the Company recorded $5 million and $64 million, respectively. These expenses in both years consisted primarily of severance costs in conjunction with the restructuring plan announced in February 2023. On July 31, 2024 the Company announced a new restructuring plan which will result in additional severance charges beginning in the third quarter. For further details refer to Material Trends in Capital Resources below, and Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)(a)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Connected Technology Solutions	$3	$26	$(23)	(86.0%)	$5	$32	$(27)	(84.1%)

Essential Dental Solutions	125	125	—	(0.1%)	240	250	$(10)	(3.8%)

Orthodontic and Implant Solutions	42	49	(7)	(13.2%)	84	98	$(14)	(13.9%)

Wellspect Healthcare	24	21	3	18.9%	47	39	$8	20.8%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income for both the three and six months ended June 30, 2024 is due to lower organic sales noted above as well as unfavorable manufacturing leverage from lower volumes and unfavorable product mix as a result of lower sales for certain higher margin CAD/CAM equipment. These decreases were partially offset by lower headcount-related costs and product warranty and return costs.

Essential Dental Solutions

For the comparative three months ended June 30, segment adjusted operating income remained flat primarily due to higher organic sales noted above, as well as lower headcount-related costs. These increases were partially offset by higher manufacturing costs and unfavorable product mix.

For the comparative six months ended June 30, the decrease in segment adjusted operating income is due to the reduction in organic sales for the period and higher manufacturing costs. These decreases were partially offset by the favorable impact of foreign currency translation.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for both the three and six months ended June 30, 2024 is due to higher distribution and manufacturing costs, an increase in advertising and selling costs, and higher headcount, primarily for key customer-facing roles for direct-to-consumer aligner solutions. This was partially offset for both periods by the organic sales increase primarily for orthodontics products noted above.

Wellspect Healthcare

The increase in segment operating income for both the three and six months ended June 30, 2024 is due to the increase in sales noted above, as well as margin improvement due to the favorable manufacturing leverage of higher volumes, partially offset by unfavorable foreign currency translation.

Other Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Interest expense, net	$17	$22	$(5)	(21.0%)	$35	$42	$(7)	(16.6%)
Other (income) expense, net	(1)	12	(13)	NM	(8)	18	(26)	NM
Net interest and other expense (income)	$16	$34	$(18)		$27	$60	$(33)
NM - Not meaningful

Interest expense, net

Interest expense, net for the three and six months ended June 30, 2024 decreased compared to the three and six months ended June 30, 2023, driven primarily by lower short-term and other borrowings.

Other (income) expense, net

Other (income) expense, net for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	$ Change	2024	2023	$ Change

Foreign exchange (gains) losses	$(4)	$7	$(11)	$(14)	$10	$(24)
Loss from equity method investments	—	3	(3)	—	3	(3)
Defined benefit pension plan expenses	2	2	—	4	4	—
Other non-operating income	1	—	1	2	1	1
Other (income) expense, net	$(1)	$12	$(13)	$(8)	$18	$(26)

Income Taxes and Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2023	$ Change	2024	2023	$ Change

Provision (benefit) for income taxes	$38	$(39)	$77	$52	$(44)	$96

Effective income tax rate	114.4%	(83.2%)		81.2%	(239.3%)

Net income (loss) attributable to Dentsply Sirona	$(4)	$86	$(90)	$14	$67	$(53)

Diluted (loss) earnings per common share	$(0.02)	$0.40		$0.07	$0.31
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended June 30, 2024 and 2023 were 114.4% and (83.2%), respectively. For the six months ended June 30, 2024 and 2023, the rates were 81.2% and (239.3%), respectively. The effective tax rates for 2024 include discrete expenses related to a taxable gain from implementing an internal reorganization and reserves pertaining to ongoing foreign tax audits. In contrast, the rates for 2023 were significantly affected by the partial release of the valuation allowance on net operating loss carryforwards.

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

For the three months ended June 30, 2024, the Company did not identify any indicators of a more likely than not impairment related to its goodwill balances which would require an interim quantitative assessment. Refer to Part I, Item 1, Note 13, Goodwill and Intangible Assets, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion of the Company's annual and interim goodwill impairment testing.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names, trademarks and in-process R&D and are not subject to amortization; instead, they are tested for impairment annually at April 1 or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flow, unanticipated competition, increased interest rates, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

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

Impairment Test Results

The Company assessed the goodwill of its reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2024. Based on the Company's April 1 impairment test, it was determined that the fair values of its reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment.

For the three months ended June 30, 2024, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in the likelihood that the goodwill or indefinite-lived intangible assets may have become more likely than not impaired during the course of the quarter, and concluded there were no such indicators. The Company applied a hypothetical sensitivity analysis by increasing the discount rate used to value the reporting units by 50 basis points. As of June 30, 2024, the estimated fair value of the Implants & Prosthetics reporting unit within the Orthodontic and Implant Solutions segment exceeded its carrying value by less than 10%. An increase of the discount rate by 50 basis points would result in a material impairment of the Implants & Prosthetics reporting unit. Additionally, if market conditions worsen, such as a further decline in demand for premium implants, the resulting reduction in projected long-term growth rates would also likely lead to a material impairment for this reporting unit. Goodwill associated with the Implants & Prosthetics reporting unit was $1,141 million as of June 30, 2024.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions segment continued to approximate carrying values as of June 30, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying value of these assets within the aforementioned segment was $203 million as of June 30, 2024.

Impairment during the Three Months Ended March 31, 2024

In the three months ended March 31, 2024, the Company identified indicators of a more likely than not impairment related to certain indefinite-lived imaging product trade names within the Connected Technology Solutions segment. The decline in fair value of these indefinite-lived trade names was driven by declines in volumes during the three months ended March 31, 2024, which was due in part to a loss in market share from competitive pricing pressures, as well as unfavorable economic conditions in certain markets. These factors contributed to a reduction in forecasted revenues in the near term. The trade names were evaluated for impairment using an income approach, specifically a relief from royalty method. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $6 million for the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change

Cash (used in) provided by:
Operating activities	$233	$83	$150
Investing activities	(93)	(67)	(26)
Financing activities	(185)	(70)	(115)
Effect of exchange rate changes on cash and cash equivalents	(10)	(16)	6
Net (decrease) increase in cash and cash equivalents	$(55)	$(70)	$15

Cash provided by operating activities increased compared to the six months ended June 30, 2023, primarily as a result of changes in working capital including higher collections on accounts receivable due largely to timing of customer remittances, and a lower build of inventory during the current period. Cash provided by operating activities for the first six months of 2024 also includes receipt of a $42 million foreign income tax refund. These increases in operating cash were partially offset by other changes in working capital including higher payments to vendors during the current period due to timing. At June 30, 2024, the number of days for sales outstanding in accounts receivable decreased by 7 days to 52 days as compared to 59 days at December 31, 2023, and the number of days of sales in inventory increased by 2 days to 128 days at June 30, 2024 as compared to 126 days at December 31, 2023.

The cash used in investing activities increased compared to the six months ended June 30, 2023, due to higher cash paid on settlement of derivatives of $9 million and higher capital expenditures of $14 million. The Company estimates capital expenditures to be in the range of approximately $170 million to $200 million for the full year 2024 and expects these investments to include additional implementation expenses for our new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

The increase of cash used in financing activities compared to the six months ended June 30, 2023 was primarily driven by lower short-term borrowings in 2024 of $100 million. For both the six months ended June 30, 2024 and 2023, the Company made common stock repurchases totaling $150 million.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2024, the Company had $1.29 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. The Company intends to repurchase $100 million of shares in the third quarter of 2024, subject to market conditions. At June 30, 2024, the Company held 61.9 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	June 30, 2024	December 31, 2023

Notes payable and current portion of debt	$362	$322
Long-term debt	1,737	1,796
Less: Cash and cash equivalents	279	334
Net debt	1,820	1,784

Total equity	3,064	3,294
Total capitalization	$4,884	$5,078

Total net debt to total capitalization ratio	37.3%	35.1%

At June 30, 2024, the Company had $454 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $270 million outstanding borrowings under the commercial paper facility at June 30, 2024 resulting in $430 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $41 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2024, the Company had $17 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: (1) a ratio of total debt outstanding to total capital not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At June 30, 2024, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2024, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings (the “2023 Plan”). The 2023 Plan estimated a reduction in the Company’s global workforce of approximately 8% to 10% and annual cost savings of approximately $200 million. The target for cost savings has been substantially met as of June 30, 2024, with the benefits mostly offset in the short term by additional investments in sales personnel, our new global ERP system, and other transformation initiatives.

As of June 30, 2024, in conjunction with the 2023 Plan, the Company incurred $86 million in restructuring charges, from inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

On July 29, 2024, the Board of Directors of the Company approved an additional plan to restructure the Company’s business to improve operational performance and drive shareholder value creation (the “2024 Plan”). In connection with the 2024 Plan, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. The Company expects to incur between $40 million and $50 million in non-recurring restructuring charges under the 2024 Plan, primarily related to employee transition, severance payments and employee benefits, which are expected to be expensed and paid in cash in 2024 and 2025.

Actions taken under the 2024 Plan will seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. The Company anticipates that the 2024 Plan will be substantially completed by the end of 2025 and result in $80 to $100 million in annual cost savings.

The estimates of the charges and expenditures that the Company expects to incur in connection with the 2024 Plan, and the timing thereof, are subject to several assumptions, including local law requirements in various jurisdictions and co-determination aspects in countries where required. Actual amounts may differ materially from estimates. In addition, the Company may incur additional charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Plan. For further details refer to Note 8, Restructuring and Other Costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Beginning in the second quarter of 2022, the Company’s financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee of the Company’s Board of Directors, and subsequently, associated litigation and the external investigation by the SEC which are ongoing. These costs totaled $61 million for the year ended December 31, 2022 and $19 million for the year ended December 31, 2023. In the six months ended June 30, 2024, the Company recorded $4 million of similar costs, including legal defense expenses pertaining to the matters described in Note 14, Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, and expects that it will continue to incur such costs in the second half of 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2024, the Company had authorization to repurchase $1.29 billion in shares of common stock remaining under the share repurchase program.

During the three months ended June 30, 2024, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

April 1, 2024 to April 30, 2024	—	$—	$—	$1,440
May 1, 2024 to May 31, 2024	3.5	27.98	99	1,341
June 1, 2024 to June 30, 2024	1.9	27.60	51	1,290
	5.4	$27.85	$150

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy, effective May 21, 2024* (Filed herewith)
10.2	DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (1)
10.3	DENTSPLY SIRONA Inc. Amended and Restated Employee Stock Purchase Plan* (1)
10.4	Form of Share-Settled Restricted Stock Unit Award Agreement (Director) under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
10.5	Form of Share-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.6	Form of Share-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.7	Form of Cash-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.8	Form of Cash-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.9	Form of Option Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated May 24, 2024 (No. 333-279714).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	July 31, 2024
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	July 31, 2024
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer