Form 10-Q
period 2024-09-30
DENTSPLY SIRONA Inc.
filed 2024-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 18, 2024, DENTSPLY SIRONA Inc. had 198,779,568 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, reference throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refers to financial information and transactions of DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Such statements are subject to numerous assumptions, risks, uncertainties, and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K") and in Part II, Item 1A, “Risk Factors” of this Form 10-Q, and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$951	$947	$2,888	$2,953
Cost of products sold	456	452	1,376	1,389

Gross profit	495	495	1,512	1,564

Selling, general, and administrative expenses	390	372	1,204	1,204
Research and development expenses	40	46	123	141
Goodwill and intangible asset impairments	504	307	510	307
Restructuring and other costs	23	6	45	70

Operating loss	(462)	(236)	(370)	(158)

Other income and expenses:
Interest expense, net	18	19	53	61
Other (income) expense, net	(2)	(5)	(10)	13

Loss before income taxes	(478)	(250)	(413)	(232)
Provision (benefit) for income taxes	17	16	69	(28)

Net loss	(495)	(266)	(482)	(204)

Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	(5)

Net loss attributable to Dentsply Sirona	$(494)	$(266)	$(480)	$(199)

Loss per common share attributable to Dentsply Sirona:
Basic	$(2.46)	$(1.25)	$(2.35)	$(0.94)
Diluted	$(2.46)	$(1.25)	$(2.35)	$(0.94)

Weighted average common shares outstanding:
Basic	201.0	211.8	204.7	212.7
Diluted	201.0	211.8	204.7	212.7

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(495)	$(266)	$(482)	$(204)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	75	(64)	3	(49)
Net (loss) gain on derivative financial instruments	(36)	27	(5)	20
Total other comprehensive income (loss), net of tax	39	(37)	(2)	(29)

Total comprehensive loss	(456)	(303)	(484)	(233)

Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	(2)	(5)

Total comprehensive loss attributable to Dentsply Sirona	$(455)	$(303)	$(482)	$(228)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$296	$334
Accounts and notes receivable-trade, net	671	695
Inventories, net	619	624
Prepaid expenses and other current assets	335	320
Total Current Assets	1,921	1,973

Property, plant, and equipment, net	817	800
Operating lease right-of-use assets, net	150	178
Identifiable intangible assets, net	1,538	1,705
Goodwill	1,937	2,438
Other noncurrent assets	263	276
Total Assets	$6,626	$7,370

Liabilities and Equity
Current Liabilities:
Accounts payable	$297	$305
Accrued liabilities	798	749
Income taxes payable	25	49
Notes payable and current portion of long-term debt	422	322
Total Current Liabilities	1,542	1,425

Long-term debt	1,795	1,796
Operating lease liabilities	103	125
Deferred income taxes	193	228
Other noncurrent liabilities	503	502
Total Liabilities	4,136	4,076

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2024 and December 31, 2023
198.8 million and 207.2 million shares outstanding at September 30, 2024 and December 31, 2023
Capital in excess of par value	6,639	6,643
(Accumulated deficit) retained earnings	(374)	205
Accumulated other comprehensive loss	(638)	(636)
Treasury stock, at cost, 65.7 million and 57.3 million shares at September 30, 2024 and December 31, 2023, respectively	(3,139)	(2,922)
Total Dentsply Sirona Equity	2,491	3,293

Noncontrolling interests	(1)	1
Total Equity	2,490	3,294
Total Liabilities and Equity	$6,626	$7,370
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net income (loss)	—	—	18	—	—	18	(1)	17
Other comprehensive loss	—	—	—	(30)	—	(30)	—	(30)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.16 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258
Net loss	—		(4)	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Treasury shares purchased	—	—	—	—	(152)	(152)	—	(152)
Restricted stock unit distributions	—	(20)	—	—	15	(5)	—	(5)
Cash dividends declared ($0.16 per share)	—	—	(34)	—	—	(34)	—	(34)
Balance at June 30, 2024	$3	$6,631	$152	$(677)	$(3,045)	$3,064	$—	$3,064
Net loss	—	—	(494)	—	—	(494)	(1)	(495)
Other comprehensive income	—	—	—	39	—	39	—	39
Stock-based compensation expense	—	12	—	—	—	12	—	12
Funding of employee stock purchase plan	—	(2)	—	—	5	3	—	3
Treasury shares purchased	—	—	—	—	(101)	(101)	—	(101)
Restricted stock unit distributions	—	(3)	—	—	2	(1)	—	(1)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(31)	—	—	(31)	—	(31)
Balance at September 30, 2024	$3	$6,639	$(374)	$(638)	$(3,139)	$2,491	$(1)	$2,490

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(19)	—	—	(19)	(4)	(23)
Other comprehensive income	—	—	—	14	—	14	—	14
Stock-based compensation expense	—	17	—	—	—	17	—	17
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Accelerated share repurchase	—	(30)	—	—	(121)	(151)	—	(151)
Restricted stock unit distributions	—	(12)	—	—	8	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at March 31, 2023	$3	$6,604	$407	$(614)	$(2,759)	$3,641	$(3)	$3,638
Net income (loss)	—	—	86	—	—	86	(1)	85
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Exercise of stock options	—	—	—	—	1	1	—	1
Stock-based compensation expense	—	14	—	—	—	14	—	14
Accelerated share repurchase	—	30	—	—	(30)	—	—	—
Restricted stock unit dividends	—	—	(1)	—	—	(1)	—	(1)
Cash dividends declared ($0.14 per share)	—	—	(29)	—	—	(29)	—	(29)
Balance at June 30, 2023	$3	$6,648	$463	$(620)	$(2,788)	$3,706	$(4)	$3,702
Net loss	—	—	(266)	—	—	(266)	—	(266)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation expense	—	2	—	—	—	2	—	2
Funding of employee stock purchase plan	—	(1)	—	—	3	2	—	2
Restricted stock unit distributions	—	(4)	—	—	2	(2)	—	(2)
Cash dividends ($0.14 per share)	—	—	(30)	—	—	(30)	—	(30)
Balance at September 30, 2023	$3	$6,645	$167	$(657)	$(2,783)	$3,375	$(4)	$3,371

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(482)	$(204)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	99	99
Amortization of intangible assets	162	159
Goodwill and intangible asset impairments	510	307
Deferred income taxes	(20)	(107)
Stock-based compensation expense	35	33
Other non-cash expense	36	29
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	19	(31)
Inventories, net	2	(45)
Prepaid expenses and other current assets	61	(52)
Other noncurrent assets	(6)	(4)
Accounts payable	(6)	(10)
Accrued liabilities	(17)	16
Income taxes	(15)	(6)
Other noncurrent liabilities	(4)	33
Net cash provided by operating activities	374	217

Cash flows from investing activities:
Capital expenditures	(129)	(109)
Cash received on derivative contracts	—	39
Cash paid on derivative contracts	(12)	—
Other investing activities	1	1
Net cash used in investing activities	(140)	(69)

Cash flows from financing activities:
Cash paid for treasury stock	(250)	(150)
Proceeds on short-term borrowings	99	68
Cash dividends paid	(95)	(86)
Proceeds from long-term borrowings	—	2
Repayments on long-term borrowings	(8)	(6)
Other financing activities, net	(10)	(7)
Net cash used in financing activities	(264)	(179)
Effect of exchange rate changes on cash and cash equivalents	(8)	(25)
Net decrease in cash and cash equivalents	(38)	(56)
Cash and cash equivalents at beginning of period	334	365
Cash and cash equivalents at end of period	$296	$309
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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about significant expenses in their reportable segment results on both an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted and should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company expects this ASU to only impact the Company’s disclosures with no impacts to results of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose additional income tax information, primarily related to the income tax rate reconciliation and income taxes paid on an annual basis. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted and should be applied prospectively. The Company expects this ASU to only impact the Company’s disclosures with no impacts to results of operations, financial position, or cash flows.

Seasonality

The Company’s business is subject to quarterly fluctuations in demand due to price changes, marketing and promotional programs, management of inventory levels by distributors and other customers, and implementation of strategic initiatives, which may impact sales levels in any given period. Demand can also fluctuate based on the timing of dental tradeshows, new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, demographic disruptions, macroeconomic conditions, or other factors. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial planning reasons, which can impact the timing of the Company’s consolidated net sales, net income, and cash flows. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

Equipment & Instruments	$138	$148	$402	$480
CAD/CAM	131	128	367	370
Connected Technology Solutions	269	276	$769	$850

Essential Dental Solutions	369	347	$1,108	$1,110

Orthodontics	83	83	$276	$255
Implants & Prosthetics	158	169	512	526
Orthodontic and Implant Solutions	241	252	$788	$781

Wellspect Healthcare	72	72	$223	$212

Total net sales	$951	$947	$2,888	$2,953

Net sales disaggregated by geographic region for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

United States	$374	$356	$1,089	$1,069
Europe	347	354	1,110	1,153
Rest of World	230	237	689	731
Total net sales	$951	$947	$2,888	$2,953

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been satisfied. The Company recorded deferred revenue of $123 million and $67 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at September 30, 2024. The Company recorded deferred revenue of $91 million and $57 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2023. During the three and nine months ended September 30, 2024, the Company recognized approximately $14 million and $77 million of net sales, respectively, which was previously deferred as of December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized approximately $12 million and $59 million, respectively, which was previously deferred as of December 31, 2022. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $15 million at September 30, 2024 and $17 million at December 31, 2023. For the three and nine months ended September 30, 2024 and 2023, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK COMPENSATION

The amounts of stock compensation expense recorded in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

Cost of products sold	$—	$1	$2	$3
Selling, general, and administrative expense	11	1	31	25
Research and development expense	1	1	2	3
Restructuring and other costs	—	(1)	—	2
Total stock-based compensation expense	$12	$2	$35	$33

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the nine months ended September 30, 2024 and 2023 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive (loss) income before reclassifications and tax impact	(34)	—	42	—	8
Tax expense	(28)	—	(10)	—	(38)
Other comprehensive (loss) income, net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive income	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)
Other comprehensive (loss) before reclassifications and tax impact	(14)	—	(2)	—	(16)
Tax benefit	4	—	1	—	5
Other comprehensive (loss), net of tax, before reclassifications	(10)	—	(1)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) in other comprehensive income	(10)	—	(1)	—	(11)
Balance, net of tax, at June 30, 2024	$(545)	$(13)	$(76)	$(43)	$(677)
Other comprehensive income (loss) before reclassifications and tax impact	58	—	(46)	—	12
Tax benefit	17	—	10	—	27
Other comprehensive income (loss), net of tax, before reclassifications	75	—	(36)	—	39
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	75	—	(36)	—	39
Balance, net of tax, at September 30, 2024	$(470)	$(13)	$(112)	$(43)	$(638)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2022	$(522)	$(17)	$(73)	$(16)	$(628)
Other comprehensive income (loss) before reclassifications and tax impact	6	(1)	—	—	5
Tax benefit	9	—	—	—	9
Other comprehensive income (loss), net of tax, before reclassifications	15	(1)	—	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	15	(1)	—	—	14
Balance, net of tax, at March 31, 2023	$(507)	$(18)	$(73)	$(16)	$(614)
Other comprehensive loss before reclassifications and tax impact	(3)	—	(11)	—	(14)
Tax benefit	3	—	3	—	6
Other comprehensive loss, net of tax, before reclassifications	—	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2	—	—	2
Net increase (decrease) in other comprehensive income	—	2	(8)	—	(6)
Balance, net of tax, at June 30, 2023	$(507)	$(16)	$(81)	$(16)	$(620)
Other comprehensive (loss) income before reclassifications and tax impact	(60)	1	33	—	(26)
Tax expense	(4)	—	(8)	—	(12)
Other comprehensive (loss) income, net of tax, before reclassifications	(64)	1	25	—	(38)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	—	1
Net (decrease) increase in other comprehensive income	(64)	2	25	—	(37)
Balance, net of tax, at September 30, 2023	$(571)	$(14)	$(56)	$(16)	$(657)
At September 30, 2024 and December 31, 2023, the cumulative tax adjustments were $160 million and $166 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $357 million and $360 million at September 30, 2024 and December 31, 2023, respectively, and cumulative losses on loans designated as hedges of net investments of $113 million at both September 30, 2024 and December 31, 2023.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 were not significant.

NOTE 5 – LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 was as follows:

Basic loss per common share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2024	2023	2024	2023

Net loss attributable to Dentsply Sirona	$(494)	$(266)	$(480)	$(199)

Weighted average common shares outstanding	201.0	211.8	204.7	212.7

Basic loss per common share	$(2.46)	$(1.25)	$(2.35)	$(0.94)

Diluted loss per common share	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2024	2023	2024	2023

Net loss attributable to Dentsply Sirona	$(494)	$(266)	$(480)	$(199)

Weighted average common shares outstanding	201.0	211.8	204.7	212.7
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	—	—
Total weighted average diluted shares outstanding	201.0	211.8	204.7	212.7

Diluted loss per common share	$(2.46)	$(1.25)	$(2.35)	$(0.94)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	0.5	1.1	0.6	1.1

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	3.9	3.0	4.2	3.4

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At September 30, 2024, the Company had authorization to repurchase $1.19 billion in shares of common stock remaining under the share repurchase program.

For the three and nine months ended September 30, 2024, the Company repurchased approximately 4.0 million and 9.4 million, respectively, outstanding shares of common stock through open market purchases at a cost of $100 million and $250 million, respectively.

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

The Company evaluates performance of the segments based on net sales and adjusted operating income. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarters unallocated costs, goodwill and intangible asset impairments, restructuring and other costs, interest expense, net, other (income) expense, net, amortization of intangible assets, and depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations. Asset and other balance sheet information is not reported to the CODM.

The Company’s segment information for the three and nine months ended September 30, 2024 and 2023 was as follows:

Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

Connected Technology Solutions	$269	$276	$769	$850
Essential Dental Solutions	369	347	1,108	1,110
Orthodontic and Implant Solutions	241	252	788	781
Wellspect Healthcare	72	72	223	212
Total net sales	$951	$947	$2,888	$2,953

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

Connected Technology Solutions	$16	$22	$21	$54
Essential Dental Solutions	132	115	372	365
Orthodontic and Implant Solutions	24	31	108	129
Wellspect Healthcare	26	26	73	65
Segment adjusted operating income	198	194	574	613

Reconciling items expense (income):
All other (a)	79	64	227	235
Goodwill and intangible asset impairments	504	307	510	307
Restructuring and other costs	23	6	45	70
Interest expense, net	18	19	53	61
Other (income) expense, net	(2)	(5)	(10)	13
Amortization of intangible assets	54	53	162	159
Loss before income taxes	$(478)	$(250)	$(413)	$(232)
(a) Includes unallocated corporate headquarters costs.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2024	December 31, 2023

Raw materials and supplies	$180	$185
Work-in-process	78	77
Finished goods	361	362
Inventories, net	$619	$624

The Company's inventory reserve was $104 million at September 30, 2024 and $107 million at December 31, 2023.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the three and nine months ended September 30, 2024 and 2023 were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2024	2023	2024	2023

Cost of products sold	$—	$—	$1	$4
Selling, general, and administrative expenses	2	1	6	2
Restructuring and other costs	23	6	45	70
Total restructuring and other costs	$25	$7	$52	$76

Restructuring and other costs of $45 million recorded in the first nine months of 2024 consisted primarily of employee severance benefits and other restructuring costs related to the plans approved by the Board of Directors of the Company on July 29, 2024 (the “2024 Plan”) and on February 14, 2023 (the “2023 Plan”).

With the 2024 Plan, the Company seeks to improve operational performance and drive shareholder value creation. In connection with the 2024 Plan, which is expected to be substantially completed by the end of 2025, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. Actions taken under the 2024 Plan will seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. As of September 30, 2024, the Company has incurred $24 million in restructuring charges under the 2024 Plan since its inception. In total, the Company expects to incur between $40 million and $50 million in non-recurring restructuring charges under the 2024 Plan, primarily related to employee transition, severance payments, and employee benefits, which are expected to be expensed and paid in cash in 2024 and 2025.

With the 2023 Plan, the Company sought to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings. The 2023 Plan’s annual cost savings target of $200 million has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global Enterprise Resource Planning (“ERP”) system, and other transformation initiatives. As of September 30, 2024, the Company has incurred $86 million in restructuring charges under the 2023 Plan since its inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities, which mostly consist of consulting, legal, and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

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

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at September 30, 2024 was as follows:

	Severance
(in millions)	2022 and Prior Plans	2023 Plans	2024 Plans	Total

Balance at December 31, 2023	$2	$37	$—	$39
Provisions	—	22	24	46
Amounts applied	(1)	(33)	(1)	(35)
Change in estimates	—	(3)	—	(3)
Balance at September 30, 2024	$1	$23	$23	$47

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plans	2024 Plans	Total

Balance at December 31, 2023	$1	$—	$—	$1
Provisions	—	2	—	2
Amounts applied	—	(2)	—	(2)
Balance at September 30, 2024	$1	$—	$—	$1
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2023	Provisions	Amounts Applied	Change in Estimates	September 30, 2024

Connected Technology Solutions	$13	$19	$(20)	$(2)	$10
Essential Dental Solutions	17	11	(6)	—	22
Orthodontic and Implant Solutions	9	11	(8)	(1)	11
Wellspect Healthcare	1	4	(1)	—	4
All Other	—	3	(2)	—	1
Total	$40	$48	$(37)	$(3)	$48

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

The following summarizes the notional amounts of cash flow hedges, hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2024 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Cash Flow Hedges
Foreign exchange forward contracts	$—	$—
Interest rate swaps	—	—
Total derivative instruments designated as cash flow hedges	$—	$—

Hedges of Net Investments
Foreign exchange forward contracts	$888	$89
Cross currency basis swaps	297	—
Total derivative instruments designated as hedges of net investments	$1,185	$89

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	—	—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$830	$830
Total derivative instruments not designated as hedges	$830	$830

Cash Flow Hedges

Foreign Exchange Risk Management

The Company hedges select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings or losses. The Company designates certain foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts through AOCI based on the assessed effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value is deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time-value component of the fair value of the derivative is reported on a straight-line basis in Cost of products sold in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

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

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of September 30, 2024 and December 31, 2023, $17 million and $19 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At September 30, 2024, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Income (Loss).

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instrument is amortized on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows, except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three and nine months ended September 30, 2024 and 2023 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	2024			2023
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$456	$18	$(2)	$452	$19	$(5)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$—
Interest rate swaps	—	—	—	—	—	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(1)	$—	$(1)	$—
Foreign exchange forward contracts	—	—	(6)	—	—	(5)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$3	$—
Foreign exchange forward contracts	—	—	—	—	—	(1)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended		Consolidated Statements of Operations Location	Three Months Ended
(in millions)	2024	2023		2024	2023

Cash Flow Hedges
Foreign exchange forward contracts	$—	$1	Cost of products sold	$—	$(1)
Interest rate swaps	—	—	Interest expense, net	—	—

Hedges of Net Investments
Cross currency basis swaps	$(8)	$3	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(38)	29	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	—	1	Other expense (income), net	—	—

	Nine Months Ended
	2024			2023
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$1,376	$53	$(10)	$1,389	$61	$13

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$—
Interest rate swaps	—	2	—	—	2	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(3)	$—	$(3)	$—
Foreign exchange forward contracts	—	—	(19)	—	—	(6)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$6	$—	$—	$8	$—
Foreign exchange forward contracts	—	—	—	—	—	(4)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Nine Months Ended		Consolidated Statements of Operations Location	Nine Months Ended
(in millions)	2024	2023		2024	2023

Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	Cost of products sold	$—	$(1)
Interest rate swaps	—	—	Interest expense, net	2	(2)

Hedges of Net Investments
Cross currency basis swaps	$—	$(6)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(5)	26	Other expense (income), net	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	Interest expense, net	$—	$—
Foreign exchange forward contracts	—	2	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$2	$34
Interest rate swaps	—	—	5	11
Cross currency basis swaps	3	5	—	—
Total	$3	$5	$7	$45

Not Designated as Hedges:
Foreign exchange forward contracts	$10	$—	$5	$—
Total	$10	$—	$5	$—

	December 31, 2023
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$3	$—	$4	$47
Interest rate swaps	—	—	9	19
Cross currency basis swaps	4	4	—	—
Total	$7	$4	$13	$66

Not Designated as Hedges:
Foreign exchange forward contracts	$5	$—	$5	$—
Total	$5	$—	$5	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$10	$—	$10	$(7)	$—	$3
Cross currency basis swaps	8	—	8	(3)	—	5
Total assets	$18	$—	$18	$(10)	$—	$8

Liabilities
Foreign exchange forward contracts	$41	$—	$41	$(8)	$—	$33
Interest rate swaps	16	—	16	(2)	—	14
Total liabilities	$57	$—	$57	$(10)	$—	$47

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2023 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(5)	$—	$3
Cross currency basis swaps	8	—	8	(4)	—	4
Total assets	$16	$—	$16	$(9)	$—	$7

Liabilities
Foreign exchange forward contracts	$56	$—	$56	$(7)	$—	$49
Interest rate swaps	28	—	28	(2)	—	26
Total liabilities	$84	$—	$84	$(9)	$—	$75

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company's total debt were $2,134 million and $2,217 million, respectively, at September 30, 2024. At December 31, 2023, the estimated fair and carrying values were $2,018 million and $2,118 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at September 30, 2024 and December 31, 2023 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$8	$—	$8	$—
Foreign exchange forward contracts	10	—	10	—
Total assets	$18	$—	$18	$—

Liabilities
Interest rate swaps	$16	$—	$16	$—
Foreign exchange forward contracts	41	—	41	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$61	$—	$57	$4

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$8	$—	$8	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$16	$—	$16	$—

Liabilities
Interest rate swaps	$28	$—	$28	$—
Foreign exchange forward contracts	56	—	56	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$88	$—	$84	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2024.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2024 and 2023 were (3.3%) and (6.3%), respectively. For the nine months ended September 30, 2024 and 2023, the rates were (16.7%) and 12.1%, respectively. The effective tax rates for 2024 include discrete expenses resulting from implementing an internal reorganization. In contrast, the rates for 2023 were significantly affected by the partial release of the valuation allowance on net operating loss carryforwards.

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

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $500 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had outstanding borrowings of $331 million and $225 million under the commercial paper facility at September 30, 2024 and December 31, 2023, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $38 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $13 million. At September 30, 2024, the weighted-average interest rate for short-term debt was 5.6%.

At September 30, 2024, the Company had $394 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans, and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At September 30, 2024, the Company was in compliance with all debt covenants.

Interest expense, net includes interest income of $5 million and $4 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense, net includes interest income of $15 million and $11 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income primarily relates to interest-bearing cash equivalents and customer financing for the Company’s direct-to-consumer aligner solutions.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company's policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate the asset might be impaired. Based on the annual test performed on April 1, 2024, it was previously determined that the fair values of the Company’s reporting units and indefinite-lived intangible assets more likely than not exceeded their carrying values, resulting in no impairment.

In the quarter ended September 30, 2024, the Company identified indicators of a more likely than not impairment for two of its reporting units, Orthodontic Aligner Solutions and Implant & Prosthetic Solutions, which together comprise all of the Orthodontic and Implant Solutions segment. The decline in fair value for the Orthodontic Aligner Solutions reporting unit was driven by adverse impacts from legislative trends pertaining to the Company’s direct-to-consumer aligner business, specifically the Company’s experience of slower than expected improvements in conversion rates for new aligner customers in the third quarter as the Company continued to modify its operating model in response to those trends. Laws relating to teledentistry enacted in Florida and Illinois during the third quarter, and the potential for similar laws to be introduced in other states, required adjustments to the Company’s process for engaging with customers which resulted in a decline in forecasted revenues in the near term, as well as a longer-term decline in operating margins for the business. The reduction in fair value was also the result of continued macroeconomic pressures and weaker than expected demand for the direct-to-consumer business. The reduction in fair value for the Implant & Prosthetic Solutions reporting unit was driven by weakened demand, particularly in North American and European markets, in conjunction with competitive pressures and adverse impacts of ongoing global conflicts in certain markets, as well as lower long-term expectations for volumes of lab materials. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term for both reporting units. The higher inflationary environment has impacted the discretionary spending behavior of the Company’s customers more generally, further reducing global demand for certain products in favor of lower cost options.

For the goodwill impairment test as of September 30, 2024, the fair values of the Orthodontic Aligner Solutions and Implant & Prosthetic Solutions reporting units were computed using a discounted cash flow model with inputs developed using both internal and market-based data. The discounted cash flow model uses ten-year forecasted cash flows plus a terminal value based on capitalizing the last period's cash flows using a perpetual growth rate. Significant assumptions used in the discounted cash flow model included, but were not limited to, discount rates ranging from 9.5% to 10.0%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of each respective reporting unit's business. As a result, the Company recorded pre-tax goodwill impairment charges as of September 30, 2024 of $145 million for the Orthodontic Aligner Solutions reporting unit and $359 million for the Implant & Prosthetic Solutions reporting unit, both within the Orthodontic and Implant Solutions segment. The impairment charge related to the Orthodontic Aligner Solutions reporting unit resulted in a full write-off of the remaining goodwill balance for this reporting unit. As the fair value of the Implant & Prosthetic Solutions reporting unit approximates its carrying value as of September 30, 2024, any further decline in key assumptions could result in additional impairment in future periods. The remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $814 million as of September 30, 2024.

Based on quantitative and qualitative analyses performed for the other reporting units and the Company’s indefinite-lived intangible assets, the Company believes there is no indication that the carrying value more likely than not exceeds the fair value in each case as of September 30, 2024. For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 50 basis points. The results of this sensitivity analysis at September 30, 2024 indicate that none of the other reporting units would be impaired.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions segment continued to approximate carrying values as of September 30, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying value of these assets within the Connected Technology Solutions segment was $211 million as of September 30, 2024.

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

Impairment during the Three Months Ended September 30, 2023

In the quarter ended September 30, 2023, the Company identified indicators of a more likely than not impairment related to its Connected Technology Solutions reporting unit, which comprises all the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors because of weakened demand, particularly in European markets, and increased discount rates. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly in relation to demand for products which are commonly financed by end customers and are therefore adversely impacted by an environment of higher interest rates. The reporting unit was evaluated for impairment using an income approach, specifically a discounted cash flow model. As a result, the Company recorded a pre-tax goodwill impairment charge for the three months ended September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions segment. This charge was recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

Additionally, in conjunction with the third quarter test in 2023, the Company conducted an impairment test on the long-lived intangible assets related to the businesses within the Connected Technology Solutions reporting unit within the Connected Technology Solutions segment. The Company also identified an indicator of impairment for the indefinite-lived intangible assets within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment and determined certain trade names and trademarks were impaired. These indefinite-lived intangible assets were evaluated for impairment using an income approach, specifically a relief from royalty method. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $14 million and $2 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2023. The impairment charge was primarily driven by macroeconomic factors such as weakened demand, higher cost of capital, and cost inflation, which are contributing to reduced forecasted revenues. These charges were recorded in Goodwill and intangible asset impairment in the Consolidated Statements of Operations.

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2023
Goodwill	$291	$840	$1,323	$275	$2,729
Accumulated impairment losses (a)	(291)	—	—	—	(291)
Goodwill, net at December 31, 2023	—	840	1,323	275	2,438

Impairment	—	—	(504)	—	(504)
Foreign Currency Translation	—	2	(5)	6	3

Balance at September 30, 2024
Goodwill	$291	$842	$1,318	$281	$2,732
Accumulated impairment losses (a)	$(291)	$—	$(504)	$—	$(795)
Goodwill, net at September 30, 2024	$—	$842	$814	$281	$1,937
(a) The Company realigned segments in 2023, and at that time, there was an accumulated impairment loss that was not allocated to the new segments.

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,702	$(1,110)	$592	$1,697	$(1,006)	$691
Trade names and trademarks	272	(111)	161	271	(102)	169
Licensing agreements	30	(28)	2	30	(27)	3
Customer relationships	1,073	(737)	336	1,070	(680)	390
Total definite-lived	3,077	(1,986)	1,091	3,068	(1,815)	1,253

Indefinite-lived trade names and trademarks	442	—	442	447	—	447
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	447	—	447	452	—	452

Total identifiable intangible assets	$3,524	$(1,986)	$1,538	$3,520	$(1,815)	$1,705

In 2021, the Company purchased certain developed technology rights for an initial payment of $3 million and minimum guaranteed contingent payments of $17 million to be made upon reaching certain regulatory and commercial milestones. The contingent payments are not considered probable as of September 30, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain individual defendants. The case has been narrowed since its inception. The plaintiff’s remaining claims are that the Company and certain individual defendants violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between May 6, 2016 and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of all purchasers of the Company's stock during the period from December 8, 2015 through August 6, 2018. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the Court on March 29, 2023, and the Company’s answer to the second amended complaint was filed on May 12, 2023. On September 29, 2023, the plaintiff filed a motion for class certification. The Company’s opposition to the plaintiff's motion for class certification was filed on February 8, 2024, the plaintiff’s reply was filed on May 10, 2024, the Company’s sur-reply in further opposition was filed on September 6, 2024, and the plaintiff was granted leave to file a sur-sur reply on October 7, 2024. On June 7, 2024, the Company served a motion for judgment on the pleadings seeking dismissal of additional portions of the amended complaint. The plaintiff served its opposition on July 26, 2024, and the motion was fully briefed and filed on August 16, 2024 upon the filing of the Company’s reply. The parties have been engaging in settlement discussions with the assistance of a mediator, but no settlement has been reached. At this stage, the Company has recognized a liability as of September 30, 2024, with an offsetting insurance receivable, and with no impact to the income statement in the three and nine months ended September 30, 2024.

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

On September 19, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Manfre Derivative Litigation, Presura Derivative Litigation, and Snee Derivative Litigation.

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

The arbitral tribunal observed that such claims should have been brought against SIRONA Holdings GmbH, which is a party to the FA but not to the SPA, before the Court of Salzburg in Austria based on the jurisdictional clause of the FA. The arbitration award has been duly served to Mr. Gobbetti and his time to appeal expires on December 3, 2024.

Except as noted above, no specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, although the Company may elect to settle certain litigation matters, but there can be no assurance that the Company will be successful in any defense or that matters can be settled on terms favorable to the Company. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under its indemnification obligations, which could adversely affect the Company's business, results of operations and cash flows. At this stage, the Company has accrued losses which are assessed to be more likely than not, along with related insurance receivables, but the Company is unable to assess whether any incremental material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

The Internal Revenue Service (“IRS”) is conducting an examination of the Company's U.S. federal income tax returns for the tax years 2015 and 2016. The Company received a Notice of Proposed Adjustment in April 2023 and a Revenue Agent Report in January 2024 from the IRS examination team proposing an adjustment related to an internal reorganization completed in 2016 with respect to the integration of certain operations of Sirona Dental Systems, Inc. following its acquisition in 2016. Although the proposed adjustment does not result in any additional federal income tax liability for the internal reorganization, if sustained, the proposed adjustment would result in the Company owing additional federal income taxes on a distribution of $451 million related to a stock redemption that occurred after the internal reorganization was completed in 2016. The amount of additional federal income taxes due for 2016 would be approximately $2 million, excluding interest. The proposed adjustment, if sustained, would also result in a loss of foreign tax credits carried forward to later tax years. The Company believes that it accurately reported the federal income tax consequences of the internal restructuring and stock redemption in its tax returns and in April 2024, submitted an administrative protest with the IRS Independent Office of Appeals contesting the examination team’s proposed adjustments. The IRS examination team provided the Company with a rebuttal to the Company’s administrative protest during August 2024 and informed the Company that the dispute would be forwarded to the IRS Independent Office of Appeals. The Company intends to vigorously defend its reported positions and believes that it is more likely than not that its positions will be sustained. The Company has not accrued a liability relating to the proposed tax adjustments. However, the outcome of this dispute involves a number of uncertainties, including those relating to the application of the Internal Revenue Code and other federal income tax authorities and judicial precedent. Accordingly, there can be no assurance that the dispute with the IRS will be resolved favorably.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At September 30, 2024, non-cancelable purchase commitments were as follows:

(in millions)

2024	$73
2025	171
2026	69
2027	43
2028	41
Thereafter	—
Total	$397
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the Company’s 2023 Form 10-K.

The table above includes commitments under the Company’s agreement with a cloud services provider supporting the Company’s digital platform which requires minimum purchases totaling $89 million through 2028.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, the Company has a limited history of prior indemnification claims, and the payments the Company has made under such agreements have not had a material effect on its results of operations, cash flows or financial position. As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by the Company could be significant and could have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

NOTE 15 – SUBSEQUENT EVENTS

On October 24, 2024, the Company announced the voluntary suspension of the sale and marketing of its Byte aligner system and impression kits, while the Company conducts a review of certain regulatory requirements related to these products. The Company’s decision was made in communication with the U.S. Food and Drug Administration (the “FDA”). In connection with this review, and the Company’s proactive efforts to continuously improve its processes, the Company has suspended shipment and processing of new and recently placed orders for Byte aligners and impression kits. The Company expects this suspension of sales to have a material impact on the Company’s results of operations. The sales of Byte aligner systems and impression kits represent approximately 5% of the Company’s revenue for the nine months ended September 30, 2024, and the assets related to the Byte aligner business are approximately 6% of the Company’s assets at September 30, 2024. The Byte aligner business is included within the Orthodontic and Implant Solutions operating segment.

While the Company is evaluating and assessing the appropriate next steps, the Company is unable to estimate the timeframe or provide any assurances that it can return Byte aligners and impression kits to the market. The results of this review may also require the Company to further change or discontinue its current business model and operations of its direct-to-consumer aligner business, which could result in a greater material adverse impact on the Company’s business, financial condition, and results of operations, including asset impairments. In addition, the Company’s failure to promptly resolve these issues or to comply with the U.S. medical device regulatory requirements in general could result in regulatory action being initiated by the FDA that would have a material adverse impact on the Company’s financial status and results of operations. The FDA’s actions could include, among other things, fines, injunctions, consent decrees, civil money penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket approvals and criminal prosecution.

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

The impact of the Israel-Hamas war

The terrorist attacks by Hamas militants crossing the border from Gaza to Israel in October 2023 and the subsequent military response by the Israeli government in Gaza has resulted in significant unrest and uncertainty within that region. During the course of 2024, the state of Israel has also been a target of coordinated missile and drone attacks launched by the Republic of Iran and by Iran’s terrorist proxy organization in Lebanon. These events have heightened the possibility that escalating violence and involvement of other terrorist groups or foreign powers in the region may further impact our employees and operations. Additionally, in May 2024, in response to ongoing military actions, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market. Sales of our products made in Israel and sold in Turkey represent less than 2% of our global sales of Implant & Prosthetic Solutions, but this product category is an area of relatively high potential growth. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, which together employ approximately 350 associates. These facilities remain open and continue to operate. We may, however, decide to discontinue production at these facilities for the safety of our employees, or we could face future production slowdowns or interruptions at either location due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

For the three months ended September 30, 2024, net sales of products produced at these sites comprised approximately 3% of consolidated net sales and 12% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel total $179 million as of September 30, 2024, consisting primarily of acquired technology, property, plant and equipment, cash, and inventory associated with our operations in country. Overall, the Company’s operations in Israel have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or fixed asset impairments through the nine months ended September 30, 2024 due to the conflict. The Company continues to monitor developments and prepare contingency plans to limit potential disruption to its operations.

Additionally, we sell products from across our portfolio to distributors of dental products and direct to dental practices within Israel and its neighboring countries which may face reduced patient traffic and demand for our products in the near term. Net sales for products sold to our customers in Israel comprised approximately 1% of our consolidated net sales for the three months ended September 30, 2024.

While Israel does not constitute a material portion of our business, a significant escalation or expansion of the conflict’s current scope and economic disruption could result in loss of sales and market position, disrupt our supply chain, broaden inflationary costs including energy prices, and have a material adverse effect on our results of operations, including impairment of the net assets in Israel or goodwill within the Implant & Prosthetic Solutions reporting unit.

The impact of the war in Ukraine

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. The Company also sources certain raw materials and components from Russia and Ukraine and has taken actions to minimize any adverse impacts from disrupted supply chains related to these items. The Company’s operations in Ukraine consist primarily of R&D activities, which continue from locations that focus on the safety of employees. Overall, the Company’s operations in Russia and Ukraine have not been materially impacted by the conflict, and consequently, the Company has not recorded any allowance for doubtful accounts, inventory reserves, or asset impairments through the nine months ended September 30, 2024 as a result of the conflict.

For the three months ended September 30, 2024, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $68 million as of September 30, 2024. These net assets include $40 million of cash and cash equivalents held within Russia as of September 30, 2024, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes. It is unclear whether the remaining financial institutions which the Company relies upon for bank transfers from Russia will ultimately be able to continue facilitating payments, or for how long. If these restrictions on cash transfers from Russia worsen, or if we are not able to obtain long-term relief from these restrictions, we may need to take additional actions, including potential suspension of our business in Russia.

A significant escalation or expansion of economic disruption from the conflict could interrupt our supply chain, broaden inflationary costs, impair our assets located in Russia, result in a loss of sales, and have a material adverse effect on our results of operations.

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

The challenging macroeconomic conditions have also negatively impacted demand for the Company’s products and may continue to do so in the future. Specifically, higher interest rates have put pressure on the ability and willingness of our customers to obtain financing for equipment purchases, which affects volumes for these products. The higher cost of borrowing has also reduced patient demand for elective dental procedures, which affects sales of the Company’s offerings more broadly. The Company has also faced additional competitive pressure for lower-priced options for investments in new equipment by dental practices, in particular for imaging products. While the Company has taken steps to address competitive pressures, such as the reintroduction of its Orthophos SL 2D and 3D products, these trends may continue. While patient volumes have largely remained stable in the United States, the impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which represented 10% of the Company’s sales for the nine months ended September 30, 2024. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Although conditions, including inflation, appeared to improve marginally in the first half 2024, demand for investments in new dental equipment continues to be weak, and economic forecasts by the German government now project there will be no growth through the end of 2024. The Company therefore believes the challenging macroeconomic and market conditions in Germany are likely to persist and negatively impact sales of equipment in the fourth quarter.

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

Suspension of Byte aligner shipments

On October 24, 2024, we announced that as a precautionary measure, we were voluntarily suspending the sale and marketing of our direct-to-consumer Byte aligner systems and impression kits while we conduct a review of certain regulatory requirements related to these products. We expect this suspension of sales to have a material impact on our results of operations in future periods. The sales of Byte aligner systems and impression kits represented approximately 5% of our annual revenue for the year ended December 31, 2023. For additional information, see Note 15, Subsequent Events, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q and see also Part II, Item 1A, “Risk Factors” of this Form 10-Q.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$951	$947	$4	0.5%	$2,888	$2,953	$(65)	(2.2%)
Unfavorable foreign exchange impact				(0.8%)				(1.2%)
Organic sales				1.3%				(1.0%)
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for the three months ended September 30, 2024 was led by the performance of the Essential Dental Solutions segment, driven by higher volume in preventive and restorative products, particularly in the United States as described below. The increase was partially offset by unfavorable pricing in the Connected Technology Solutions segment and lower volumes in the Orthodontic and Implant Solutions segment.

The decrease in organic sales for the nine months ended September 30, 2024 was primarily due to weaker demand for products in Connected Technology Solutions, particularly outside the United States, partially offset by growth in the Wellspect Healthcare segment and orthodontics products. The organic sales decrease for the nine months ended September 30, 2024 was also driven by weaker demand for implant and prosthetic solutions, primarily in the United States and Europe.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$269	$276	$(7)	(2.3%)	$769	$850	$(81)	(9.5%)
Unfavorable foreign exchange impact				(0.9%)				(1.4%)
Organic sales				(1.4%)				(8.1%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for both the three and nine months ended September 30, 2024 was primarily due to lower volumes of imaging equipment and treatment centers across all three regions, driven in part by competitive pressures including pricing as well as unfavorable economic conditions. The organic sales decrease for the three months ended September 30, 2024 was lower than the decrease for the nine months ended September 30, 2024 as a result of higher volumes of treatment centers sold in Europe and higher volumes of CAD/CAM equipment sold in the United States and Rest of World during the three months ended September 30, 2024.

Essential Dental Solutions

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$369	$347	$22	6.6%	$1,108	$1,110	$(2)	(0.1%)
Unfavorable foreign exchange impact				(0.9%)				(1.0%)
Organic sales				7.5%				0.9%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for the three months ended September 30, 2024 was driven by higher volumes of preventive and restorative products in the United States. As described below, the higher volumes of preventive and restorative products in the United States was driven by a shift in the timing of approximately $20 million in distributor orders from the fourth quarter into the third quarter in advance of a fourth quarter Enterprise Resource Planning (“ERP”) system deployment in the United States.

The increase in organic sales for the nine months ended September 30, 2024 was primarily due to higher volumes of endodontic products in Rest of World, offset by lower overall demand in Europe.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$241	$252	$(11)	(4.6%)	$788	$781	$7	0.9%
Unfavorable foreign exchange impact				(0.7%)				(1.3%)
Organic sales				(3.9%)				2.2%
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for the three months ended September 30, 2024 was primarily driven by a decrease in volume for implants and prosthetics products across all regions and weaker demand in the United States for orthodontics, as sales for our direct-to-consumer aligner business were negatively impacted by legislative trends as described below. The decrease was partially offset by growth in Europe and Rest of World for orthodontics products.

The increase in organic sales for the nine months ended September 30, 2024 was primarily driven by higher volumes of orthodontics products in all regions, coupled with an increase in demand for implants products in Rest of World. This was partially offset by lower volumes of implants and prosthetics products in the United States and Europe.

Prior to the suspension of Byte aligner sales and shipments on October 24, 2024, as discussed under Note 15, Subsequent Events, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q, sales for our direct-to-consumer aligner business continued to be negatively impacted in the third quarter by changes made to our operating model in response to legislative trends. Beginning in the second quarter, legislative changes in Nevada required us to discontinue new patient recruitment for our current direct-to-consumer aligner business model in that state. Additionally, laws relating to teledentistry enacted in Florida and Illinois during the third quarter prompted us to make certain adjustments to our processes and workflow for engaging with customers and other parts of our direct-to-consumer aligner business model. Our response to these regulatory and legislative developments has resulted in reductions of sales of direct-to-consumer orthodontics products by approximately $15 million during the first nine months of 2024. We expect these adjustments would have continued to have a negative impact in the fourth quarter of 2024 and into 2025 prior to the suspension of sales as discussed under Note 15, Subsequent Events, in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. We are also monitoring potential legislative initiatives underway in additional states, which could result in rules similar to those imposed in Florida and Illinois being enacted in 2025. Future legislative changes at the state or federal level, or changes in the interpretation of existing legislation by regulators, may further impact the current business model and operations of our direct-to-consumer aligner business or require us to evaluate patient recruitment strategies in certain states. We continue to monitor these legal developments. For additional information, see Part I, Item 1, “Business - Regulation” and Part 1, Item 1A, “Risk Factors” in our 2023 Form 10-K as updated in Part II, Item 1A “Risk Factors” in this Form 10-Q.

Wellspect Healthcare

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$72	$72	$—	(0.4%)	$223	$212	$11	4.9%
Unfavorable foreign exchange impact				(0.4%)				(0.6%)
Organic sales				—%				5.5%
Percentages are based on actual values and may not reconcile due to rounding.

Organic sales for the three months ended September 30, 2024 were flat as higher volumes from new product net sales and growth in Europe were offset due to timing of orders with a distributor in the United States.

The increase in organic sales for the nine months ended September 30, 2024 was driven by higher volumes in all regions, particularly in Europe, primarily driven by new product launches.

Net Sales by Region

United States

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$374	$356	$18	5.0%	$1,089	$1,069	$20	1.9%
Unfavorable foreign exchange impact				(0.1%)				—%
Organic sales				5.1%				1.9%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for the three months ended September 30, 2024 was driven by timing of orders for preventive and restorative consumable products in the United States, as distributors placed orders of approximately $20 million in advance of our fourth quarter deployment of a new ERP system. We expect distributor inventory levels of consumables products to return to historical averages by the end of the fourth quarter. The increase in organic sales was partially offset by lower volumes for Orthodontic and Implant Solutions.

Volumes for imaging products in the three months ended September 30, 2024 were positively impacted by a higher seasonal build in distributor inventory of approximately $13 million, compared to a build of approximately $8 million in the three months ended September 30, 2023. Similarly, volumes for CAD/CAM products were positively affected by a build in distributor inventory levels of approximately $35 million in the three months ended September 30, 2024, compared to approximately $20 million in the three months ended September 30, 2023, due in part to distributor stocking of our new intraoral scanner, as well as lower than expected retail demand in the third quarter. Levels of distributor inventory for CAD/CAM products at September 30, 2024 are approximately $24 million higher than the levels at September 30, 2023. We expect levels to return to historical averages by the end of the fourth quarter.

The increase in organic sales for the nine months ended September 30, 2024 was primarily due to an increase in demand for certain orthodontics products and CAD/CAM products, partially offset by a decrease in demand for implants and imaging products. Volumes for imaging products in the nine months ended September 30, 2024 included an increase in distributor inventory during the period of approximately $2 million compared to a build of approximately $15 million in the nine months ended September 30, 2023. Volumes for CAD/CAM products were positively affected by build in distributor inventory levels of approximately $28 million in the nine months ended September 30, 2024, compared to approximately $2 million in the nine months ended September 30, 2023.

Europe

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$347	$354	$(7)	(1.8%)	$1,110	$1,153	$(43)	(3.7%)
Favorable foreign exchange impact				0.2%				(0.2%)
Organic sales				(2.0%)				(3.5%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales for both the three and nine months ended September 30, 2024 was primarily due to lower demand for imaging products within the Connected Technology Solutions segment and lower demand for implants and prosthetics products, which was primarily a result of unfavorable market and macroeconomic trends. These decreases were partially offset by higher demand for orthodontics and Wellspect products.

Rest of World

A reconciliation of net sales to organic sales for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Net sales	$230	$237	$(7)	(3.0%)	$689	$731	$(42)	(5.7%)
Unfavorable foreign exchange impact				(3.6%)				(4.3%)
Organic sales				0.6%				(1.4%)
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales for the three months ended September 30, 2024 was primarily driven by an increase in demand for Essential Dental Solutions products, offset by lower demand for Connected Technology Solutions, particularly related to treatment centers and imaging.

The decrease in organic sales for the nine months ended September 30, 2024 was primarily driven by unfavorable pricing for Connected Technology Solutions products, particularly in Japan, where there was lower volume due to competitive pressures. These decreases were partially offset by increased volumes for implants products. The local volume-based procurement program in China resulted in increased volumes for implants products during the first half of 2024, representing a marked improvement from the program's adverse impact in early 2023; however, volumes in China declined in the third quarter due to current macroeconomic conditions.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Gross profit	$495	$495	$—	0.2%	$1,512	$1,564	$(52)	(3.3%)

Gross profit as a percentage of net sales	52.1%	52.2%	(10) bps		52.4%	53.0%	(60) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales for the three months ended September 30, 2024 decreased primarily due to unfavorable pricing and mix of CAD/CAM and implants products, as well as lower volumes of imaging products, which was offset by increased volumes in the Essential Dental Solutions segment for preventive and restorative products.

Gross profit as a percentage of net sales for the nine months ended September 30, 2024 declined primarily due to lower volumes of imaging products, partially offset by improved pricing in Essential Dental Solutions.

Higher manufacturing and input costs for the both the three and nine months ended September 30, 2024 were partially offset by a decrease in warranty costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$390	$372	$18	5.2%	$1,204	$1,204	$—	0.1%
Research and development expenses ("R&D")	40	46	(6)	(12.0%)	123	141	(18)	(12.2%)
Goodwill and intangible asset impairments	504	307	197	NM	510	307	203	NM
Restructuring and other costs	23	6	17	NM	45	70	(25)	NM

SG&A as a percentage of net sales	41.0%	39.1%	190 bps		41.7%	40.8%	90 bps
R&D as a percentage of net sales	4.2%	4.8%	(60) bps		4.3%	4.8%	(50) bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

The increase in SG&A expenses for the three months ended September 30, 2024 was primarily driven by higher selling costs, particularly in Orthodontic and Implant Solutions, and costs related to a new global ERP system. The comparative three months ended September 30, 2023 included a gain from release of employee compensation accruals as a result of a settlement. These increases were partly offset by lower headcount costs as a result of restructuring activities.

The decrease in SG&A expenses for the nine months ended September 30, 2024 was driven by lower headcount costs, travel costs, and professional service costs. The decrease was mostly offset by higher selling costs, particularly in Orthodontic and Implant Solutions.

R&D Expenses

For the three and nine months ended September 30, 2024, R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

For the three months ended September 30, 2024, the Company recorded pre-tax goodwill impairment charges of $504 million for the Orthodontic Aligner Solutions and Implant & Prosthetic reporting units, both within the Orthodontic and Implant Solutions segment. The charge for the Orthodontic Aligner Solutions reporting unit was driven by adverse impacts from legislative trends pertaining to the Company’s direct-to-consumer aligner business, specifically the Company’s experience of slower than expected improvements in conversion rates for new aligner customers in the third quarter as the Company continued to modify its operating model in response to those trends. The charge for the Implant & Prosthetic Solutions reporting unit was driven by weakened demand, particularly in North American and European markets, in conjunction with competitive pressures and adverse impacts of ongoing global conflicts in certain markets, as well as lower long-term expectations for volumes of lab materials. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term for the two reporting units within the Orthodontic and Implant Solutions segment. For the nine months ended September 30, 2024, the Company also recorded an intangible asset impairment charge of $6 million. The charge was related to indefinite-lived imaging product trade names within the Connected Technology Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

For the three and nine months ended September 30, 2024, the Company recorded $23 million and $45 million, respectively, of restructuring and other costs, and for the three and nine months ended September 30, 2023, the Company recorded $6 million and $70 million, respectively. The expenses in 2023 consisted primarily of severance costs in conjunction with the restructuring plan announced in February 2023 (the “2023 Plan”). On July 31, 2024, the Company announced a new restructuring plan (the “2024 Plan”). The expenses in 2024 primarily consist of severance costs in conjunction with the 2023 Plan and the 2024 Plan. For further details refer to Material Trends in Capital Resources below, and Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)(a)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Connected Technology Solutions	$16	$22	$(6)	(26.5%)	$21	$54	$(33)	(60.7%)

Essential Dental Solutions	132	115	17	15.3%	372	365	$7	2.2%

Orthodontic and Implant Solutions	24	31	(7)	(23.9%)	108	129	$(21)	(16.3%)

Wellspect Healthcare	26	26	—	(0.9%)	73	65	$8	12.2%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income for both the three and nine months ended September 30, 2024 is due to the lower organic sales noted above, unfavorable manufacturing leverage from lower volumes, and unfavorable product mix as a result of lower sales for certain higher margin CAD/CAM equipment products. These decreases were partially offset by lower headcount-related costs and product warranty and return costs.

Essential Dental Solutions

The increase in segment adjusted operating income for both the three and nine months ended September 30, 2024 is due to the higher organic sales noted above and favorable product mix, particularly in the three months ended September 30, 2024.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for both the three and nine months ended September 30, 2024 is due to unfavorable geographic mix for implants products, higher distribution and manufacturing costs, an increase in advertising and selling costs, and higher headcount, primarily for key customer-facing roles in the orthodontics business. As noted above, operating income for the three months ended September 30, 2024 was unfavorably impacted by a decline in sales for implants and direct-to-consumer aligners.

For the nine months ended September 30, 2024 these drivers were partially offset by the organic sales increase, primarily for orthodontics products.

Wellspect Healthcare

Segment adjusted operating income was flat for the three months ended September 30, 2024 due to the sales trend noted above, as well as stable margins and operating costs.

The increase in segment adjusted operating income for the nine months ended September 30, 2024 was due to the increase in sales noted above, as well as margin improvement due to the favorable manufacturing leverage of higher volumes.

Other Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Interest expense, net	$18	$19	$(1)	(11.2%)	$53	$61	$(8)	(14.9%)
Other (income) expense, net	(2)	(5)	3	NM	(10)	13	(23)	NM
Net interest and other expense (income)	$16	$14	$2		$43	$74	$(31)
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended September 30, 2024 decreased compared to the three months ended September 30, 2023. Interest expense, net decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven primarily by lower short-term and other borrowings.

Other (income) expense, net

Other (income) expense, net for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	2024	2023	$ Change

Foreign exchange (gains) losses	$(3)	$(6)	$3	$(17)	$4	$(21)
Loss (gain) from equity method investments	—	1	(1)	—	4	(4)
Defined benefit pension plan expenses	1	1	—	6	5	1
Other non-operating (income) expense	—	(1)	1	1	—	1
Other (income) expense, net	$(2)	$(5)	$3	$(10)	$13	$(23)

Foreign exchange (gains) losses include revaluation of intercompany payables and loans, as well as a benefit from our Swiss franc net investment hedge totaling $6 million and $17 million for the three and nine months ended September 30, 2024, respectively.

Income Taxes and Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	$ Change	2024	2023	$ Change

Provision (benefit) for income taxes	$17	$16	$1	$69	$(28)	$97

Effective income tax rate	(3.3%)	(6.3%)		(16.7%)	12.1%

Net loss attributable to Dentsply Sirona	$(494)	$(266)	$(228)	$(480)	$(199)	$(281)

Diluted loss per common share	$(2.46)	$(1.25)		$(2.35)	$(0.94)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended September 30, 2024 and 2023 were (3.3%) and (6.3%), respectively. For the nine months ended September 30, 2024 and 2023, the rates were (16.7%) and 12.1%, respectively. The effective tax rates for 2024 include discrete expenses resulting from implementing an internal reorganization. In contrast, the rates for 2023 were significantly affected by the partial release of the valuation allowance on net operating loss carryforwards.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names, trademarks, and in-process R&D and are not subject to amortization; instead, they are tested for impairment annually at April 1 or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flow, unanticipated competition, increased interest rates, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

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

In the quarter ended September 30, 2024, the Company identified indicators of a more likely than not impairment for two of its reporting units, Orthodontic Aligner Solutions and Implant & Prosthetic Solutions, which together comprise all of the Orthodontic and Implant Solutions segment. The decline in fair value for the Orthodontic Aligner Solutions reporting unit was driven by adverse impacts from legislative trends pertaining to the Company’s direct-to-consumer aligner business, specifically the Company’s experience of slower than expected improvements in conversion rates for new aligner customers in the third quarter as the Company continued to modify its operating model in response to those trends. Laws relating to teledentistry enacted in Florida and Illinois during the third quarter, and the potential for similar laws to be introduced in other states, required adjustments to the Company’s process for engaging with customers which resulted in a decline in forecasted revenues in the near term, as well as a longer-term decline in operating margins for the business. The reduction in fair value was also the result of continued macroeconomic pressures and weaker than expected demand for the direct-to-consumer business. The reduction in fair value for the Implant & Prosthetic Solutions reporting unit was driven by weakened demand, particularly in North American and European markets, in conjunction with competitive pressures and adverse impacts of ongoing global conflicts in certain markets, as well as lower long-term expectations for volumes of lab materials. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term for both reporting units. The higher inflationary environment has impacted the discretionary spending behavior of the Company’s customers more generally, further reducing global demand for certain products in favor of lower cost options. As a result, the Company recorded pre-tax goodwill impairment charges as of September 30, 2024 of $145 million for the Orthodontic Aligner Solutions reporting unit and $359 million for the Implant & Prosthetic Solutions reporting unit, both within the Orthodontic and Implant Solutions segment. The impairment charge related to the Orthodontic Aligner Solutions reporting unit resulted in a full write-off of the remaining goodwill balance for this reporting unit. As the fair value of the Implant & Prosthetic Solutions reporting unit approximates its carrying value as of September 30, 2024, any further decline in key assumptions could result in additional impairment in future periods. The remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $814 million as of September 30, 2024.

Based on quantitative and qualitative analyses performed for the other reporting units and the Company’s indefinite-lived intangible assets, the Company believes there is no indication that the carrying value more likely than not exceeds the fair value in each case as of September 30, 2024. For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 50 basis points. The results of this sensitivity analysis at September 30, 2024 indicate that none of the other reporting units would be impaired.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions segment continued to approximate carrying values as of September 30, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying value of these assets within the Connected Technology Solutions segment was $211 million as of September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change

Cash (used in) provided by:
Operating activities	$374	$217	$157
Investing activities	(140)	(69)	(71)
Financing activities	(264)	(179)	(85)
Effect of exchange rate changes on cash and cash equivalents	(8)	(25)	17
Net (decrease) increase in cash and cash equivalents	$(38)	$(56)	$18

Cash provided by operating activities increased compared to the nine months ended September 30, 2023, primarily as a result of changes in working capital, including higher collections on accounts receivable due largely to timing of customer remittances, management of inventory levels during the current period compared to an increase in the prior year, and lower payments to vendors during the current period due to timing. Cash provided by operating activities for the first nine months of 2024 also includes receipt of a $42 million foreign income tax refund. At September 30, 2024, the number of days for sales outstanding in accounts receivable increased by 3 days to 62 days as compared to 59 days at December 31, 2023, and the number of days of sales in inventory was 126 days at both September 30, 2024 and December 31, 2023.

The cash used in investing activities increased compared to the nine months ended September 30, 2023, due to higher capital expenditures of $20 million and lower net cash proceeds on settlement of derivatives of $51 million. The Company estimates capital expenditures to be in the range of approximately $170 million to $200 million for the full year 2024 and expects these investments to include additional implementation expenses for the Company’s new global ERP system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

The increase of cash used in financing activities compared to the nine months ended September 30, 2023 was primarily driven by additional treasury share repurchases of $100 million.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2024, the Company had $1.19 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At September 30, 2024, the Company held 65.7 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2024	December 31, 2023

Notes payable and current portion of debt	$422	$322
Long-term debt	1,795	1,796
Less: Cash and cash equivalents	296	334
Net debt	1,921	1,784

Total equity	2,490	3,294
Total capitalization	$4,411	$5,078

Total net debt to total capitalization ratio	43.6%	35.1%

At September 30, 2024, the Company had $394 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $500 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $331 million outstanding borrowings under the commercial paper facility at September 30, 2024 resulting in $369 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $38 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2024, the Company had $13 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: (1) a ratio of total debt outstanding to total capital not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At September 30, 2024, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2024, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Material Trends in Capital Resources

On July 29, 2024, the Board of Directors of the Company approved an additional plan to restructure the Company’s business to improve operational performance and drive shareholder value creation (the “2024 Plan”). In connection with the 2024 Plan, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The Company anticipates that the 2024 Plan will be substantially completed by the end of 2025 and result in $80 million to $100 million in annual cost savings. The proposed changes are subject to co-determination processes with employee representative groups in countries where required.

As of September 30, 2024, in conjunction with the 2024 Plan, the Company has incurred $24 million in restructuring charges from inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be expensed and paid in cash in 2024 and 2025. Actions taken under the 2024 Plan will seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. The Company expects to incur between $40 million and $50 million in non-recurring restructuring charges under the 2024 Plan.

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings (the “2023 Plan”). The Company estimated a reduction in its global workforce of approximately 8% to 10% and annual cost savings of approximately $200 million pursuant to the 2023 Plan. The target for cost savings has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global ERP system, and other transformation initiatives.

As of September 30, 2024, in conjunction with the 2023 Plan, the Company incurred $86 million in restructuring charges, from inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

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

Beginning in the second quarter of 2022, the Company’s financial results have also been impacted by the costs associated with the internal investigation conducted and completed by the Audit and Finance Committee of the Company’s Board of Directors, and subsequently, associated litigation and the external investigation by the SEC which are ongoing. These costs totaled $61 million for the year ended December 31, 2022 and $19 million for the year ended December 31, 2023. In the nine months ended September 30, 2024, the Company recorded $6 million of similar costs, including legal defense expenses pertaining to the matters described in Note 14, Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q, and expects that it will continue to incur such costs in the remainder of 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as set forth below, there have been no material changes to our risk factors disclosed in Part 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2023:

We voluntarily suspended the sale and marketing of our direct-to-consumer Byte aligner systems and impression kits while we conduct a review of certain regulatory requirements related to these products. As a result of the suspension, we expect to experience material adverse effects on our business, financial condition, and results of operations.

On October 24, 2024, we announced the voluntary suspension of the sale and marketing of our direct-to-consumer Byte aligner systems and impression kits while we conduct a review of certain regulatory requirements related to these products. Our decision was made in communication with the U.S. Food and Drug Administration (the “FDA”).

We expect this suspension of sales to have a material impact on our results of operations. The sales of Byte aligner systems and impression kits represented approximately 5% of our annual revenue for the nine months ended September 30, 2024, and the assets related to the Byte aligner business are approximately 6% of the Company’s assets as of September 30, 2024. While we are evaluating and assessing the appropriate next steps as we explore strategic alternatives, we are unable to estimate the timeframe or provide any assurances that we can resume marketing, sales, and shipment of Byte aligners and impression kits. The results of our review may also require us to further change or discontinue our current business model and operations of our direct-to-consumer aligner business, which could result in a greater material adverse impact on our business, financial condition, and results of operations, including asset impairments. In addition, failure to promptly resolve these issues or to comply with the U.S. medical device regulatory requirements, in general, could result in regulatory action being initiated by the FDA that would have a material adverse impact on our business, financial condition, and results of operations, including asset impairments. FDA actions could include, among other things, fines, injunctions, consent decrees, civil money penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket approvals, and criminal prosecution.

Even if we are able to resume sales and marketing in the United States, the commercial prospects for Byte aligner systems and impression kits as revised may be permanently diminished and the product may no longer be commercially viable. Furthermore, there is no guarantee that we will be successful in our endeavor to resume sales and marketing of Byte aligner systems and impression kits, and we may make a strategic decision to wind down the business if we believe that the product is no longer commercially viable, which may result in significant impairment charges.

Increases in banking restrictions on cash payments made from Russia could harm our financial performance and ability to conduct business in that market.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, following the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. However, subsequent to the invasion and the start of these sanctions in 2022, the Russian government responded by imposing significant currency control measures which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia.

Due to these restrictions, which were renewed by the Russian central bank in September 2024, we are likely to continue to be limited in our ability to transfer our accumulated cash balance out of Russia without incurring substantial costs, if we are able to transfer our accumulated cash balance at all. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes. It is unclear whether the remaining financial institutions which the Company relies upon for bank transfers from Russia will ultimately be able to continue facilitating payments, or for how long.

If these restrictions on cash transfers from Russia worsen, or if we are not able to obtain long-term relief from these restrictions, we may need to take additional actions, including potential suspension of sales and operations in Russia.

For the nine months ended September 30, 2024, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $68 million. These net assets include $40 million of cash and cash equivalents held within Russia as of September 30, 2024, as well as inventory and trade accounts receivable. A significant escalation or expansion of economic disruption could interrupt our supply chain, broaden inflationary costs, impair our assets located in Russia, result in a loss of sales, and have a material adverse effect on our results of operations.

We have recognized substantial goodwill impairment charges, most recently in the September 2024 quarter, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, perpetual revenue growth rates, operating margin percentages, and net working capital assumptions of the business as well as current market conditions affecting the dental and medical device industries in both the United States and globally. Given the uncertainty in the marketplace and other factors affecting management's assumptions underlying our discounted cash flow model, the assumptions and projections used in the analyses may not be realized and our current estimates could vary significantly in the future, which may result in one or more additional goodwill or indefinite-lived intangible asset impairment charges in the future.

In the quarter ended September 30, 2024, the Company identified indicators of a more likely than not impairment for two of its reporting units, Orthodontic Aligner Solutions and Implant & Prosthetic Solutions, which together comprise all of the Orthodontic and Implant Solutions segment. As a result, the Company recorded pre-tax goodwill impairment charges as of September 30, 2024 of $145 million for the Orthodontic Aligner Solutions reporting unit and $359 million for the Implant & Prosthetic Solutions reporting unit, both within the Orthodontic and Implant Solutions segment. The impairment charge related to the Orthodontic Aligner Solutions reporting unit resulted in a full write-off of the remaining goodwill balance for this reporting unit. As the fair value of the Implant & Prosthetic Solutions reporting unit approximates its carrying value as of September 30, 2024, any further decline in key assumptions could result in additional impairment in future periods. The remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $814 million as of September 30, 2024.

Based on quantitative and qualitative analyses performed for the other reporting units and the Company’s indefinite-lived intangible assets, the Company believes there is no indication that the carrying value more likely than not exceeds the fair value in each case as of September 30, 2024. For the Company's reporting units that were not impaired, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 50 basis points. The results of this sensitivity analysis at September 30, 2024 indicate that none of the other reporting units would be impaired.

The fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions segment continued to approximate carrying values as of September 30, 2024. Any further decline in key assumptions could result in additional impairments in future periods. The carrying value of these assets within the aforementioned segment was $211 million as of September 30, 2024.

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

At September 30, 2024, the Company has $447 million of indefinite-lived intangible assets and $1.9 billion of goodwill recorded on its balance sheet.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2024, the Company had authorization to repurchase $1.19 billion in shares of common stock remaining under the share repurchase program.

During the three months ended September 30, 2024, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Dollar Value of Shares that May be Purchased Under the Stock Repurchase Program
Period

July 1, 2024 to July 31, 2024	—	$—	$—	$1,290
August 1, 2024 to August 31, 2024	3.0	24.91	74	1,216
September 1, 2024 to September 30, 2024	1.0	25.38	26	1,190
	4.0	$25.03	$100

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Form of Share-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
10.2	Form of Share-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
10.3	Form of Cash-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
10.4	Form of Cash-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
10.5	Form of Option Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (1)
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statement Chief Financial Officer
32	Section 906 Certification Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.
(1) Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2024, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	November 7, 2024
	Simon D. Campion	Date
President and
Chief Executive Officer

/s/	Glenn G. Coleman	November 7, 2024
	Glenn G. Coleman	Date
Executive Vice President and
Chief Financial Officer