Form 10-Q
period 2025-03-31
DENTSPLY SIRONA Inc.
filed 2025-05-08
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 18, 2025, DENTSPLY SIRONA Inc. had 199,293,385 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, references throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refer to DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties, and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) and other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$879	$953
Cost of products sold	413	447

Gross profit	466	506

Selling, general, and administrative expenses	358	415
Research and development expenses	36	42
Intangible asset impairments	—	6
Restructuring and other costs	9	1

Operating income	63	42

Other income and expenses:
Interest expense, net	19	18
Other (income) expense, net	—	(7)

Income before income taxes	44	31
Provision for income taxes	25	14

Net income	19	17

Less: Net loss attributable to noncontrolling interests	(1)	(1)

Net income attributable to Dentsply Sirona	$20	$18

Earnings per common share attributable to Dentsply Sirona:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average common shares outstanding:
Basic	199.1	207.4
Diluted	199.8	208.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$19	$17

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	87	(62)
Net (loss) gain on derivative financial instruments	(16)	32
Total other comprehensive income (loss), net of tax	71	(30)

Total comprehensive income (loss)	90	(13)

Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)

Total comprehensive income (loss) attributable to Dentsply Sirona	$91	$(12)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$398	$272
Accounts and notes receivable-trade, net	604	556
Inventories, net	612	564
Prepaid expenses and other current assets	364	354
Total Current Assets	1,978	1,746

Property, plant, and equipment, net	791	766
Operating lease right-of-use assets, net	133	136
Identifiable intangible assets, net	1,212	1,207
Goodwill	1,632	1,597
Other noncurrent assets	304	301
Total Assets	$6,050	$5,753

Liabilities and Equity
Current Liabilities:
Accounts payable	$276	$241
Accrued liabilities	738	754
Income taxes payable	37	45
Notes payable and current portion of long-term debt	742	549
Total Current Liabilities	1,793	1,589

Long-term debt	1,593	1,586
Operating lease liabilities	88	91
Deferred income taxes	134	129
Other noncurrent liabilities	432	415
Total Liabilities	4,040	3,810

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at March 31, 2025 and December 31, 2024
199.3 million and 198.8 million shares outstanding at March 31, 2025 and December 31, 2024
Capital in excess of par value	6,631	6,640
Accumulated deficit	(848)	(835)
Accumulated other comprehensive loss	(659)	(730)
Treasury stock, at cost, 65.2 million and 65.7 million shares at March 31, 2025 and December 31, 2024, respectively	(3,117)	(3,136)
Total Dentsply Sirona Equity	2,010	1,942

Noncontrolling interests	—	1
Total Equity	2,010	1,943
Total Liabilities and Equity	$6,050	$5,753
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net income (loss)	—	—	20	—	—	20	(1)	19
Other comprehensive loss	—	—	—	71	—	71	—	71
Stock-based compensation expense	—	10	—	—	—	10	—	10
Funding of employee stock purchase plan	—	(3)	—	—	5	2	—	2
Restricted stock unit distributions	—	(17)	—	—	14	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at March 31, 2025	$3	$6,631	$(848)	$(659)	$(3,117)	$2,010	$—	$2,010

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net loss	—	—	18	—	—	18	(1)	17
Other comprehensive income	—	—	—	(30)	—	(30)	—	(30)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.14 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$19	$17

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	34	32
Amortization of intangible assets	45	54
Indefinite-lived intangible asset impairment	—	6
Deferred income taxes	1	(9)
Stock-based compensation expense	10	11
Other non-cash expense	9	19
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	(31)	27
Inventories, net	(26)	(5)
Prepaid expenses and other current assets	(1)	(28)
Other noncurrent assets	4	(6)
Accounts payable	14	(28)
Accrued liabilities	(44)	(50)
Income taxes	(12)	(2)
Other noncurrent liabilities	(15)	(13)
Net cash provided by operating activities	7	25

Cash flows from investing activities:
Capital expenditures	(19)	(34)
Cash received on derivative contracts	1	—
Cash paid on derivative contracts	—	(9)
Proceeds from sale of property, plant, and equipment	1	—
Net cash used in investing activities	(17)	(43)

Cash flows from financing activities:
(Repayments) proceeds on short-term borrowings, net	(272)	23
Proceeds from 364-day bridge loan	435	—
Cash dividends paid	(32)	(29)
Repayments on long-term borrowings	(2)	(3)
Cash paid for deferred financing costs	(3)	—
Other financing activities, net	(3)	(5)
Net cash provided by (used in) financing activities	123	(14)
Effect of exchange rate changes on cash and cash equivalents	13	(11)
Net increase (decrease) in cash and cash equivalents	126	(43)
Cash and cash equivalents at beginning of period	272	334
Cash and cash equivalents at end of period	$398	$291

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$13	$15
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$22	$24
Exchange of inventory for naming and other rights	$14	$—
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Certain prior period amounts have been reclassified to conform to current year presentation. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025 (the “2024 Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose additional income tax information, primarily related to the income tax rate reconciliation and income taxes paid on an annual basis. The amendments are intended to enhance the transparency and decision-usefulness of income tax disclosures. The Company has adopted this accounting standard as of January 1, 2025, which impacts annual disclosures only. This update did not have an impact to results of operations, financial position, or cash flows.

Accounting Pronouncements Not Yet Adopted

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

Seasonality

The Company’s business is subject to quarterly fluctuations in demand due to seasonality, which can impact the timing of the Company’s consolidated net sales, net income, and cash flows. Demand can fluctuate based on the timing of dental tradeshows and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns. Some dental practices in certain countries may also delay purchasing equipment and restocking consumables until year-end due to tax or other financial planning reasons. In addition, the timing of holidays and vacations, particularly throughout Europe, may shift demand across quarters. Sales for the industry and the Company are generally strongest in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE RECOGNITION

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

Equipment & Instruments	$134	$125
CAD/CAM	101	122
Connected Technology Solutions	235	247

Essential Dental Solutions	353	364

Orthodontics	59	98
Implants & Prosthetics	158	173
Orthodontic and Implant Solutions	217	271

Wellspect Healthcare	74	71

Total net sales	$879	$953

Net sales disaggregated by geographic region were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

United States	$302	$356
Europe	362	376
Rest of World	215	221
Total net sales	$879	$953

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been satisfied, and deferred revenue associated with loyalty points earned but not yet redeemed by customers under the Company’s loyalty point program. The Company recorded deferred revenue of $110 million and $49 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at March 31, 2025. The Company recorded deferred revenue of $95 million and $49 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2024. During the three months ended March 31, 2025, the Company recognized approximately $40 million of net sales, which was previously deferred as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized approximately $41 million of net sales, which was previously deferred as of December 31, 2023. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $9 million at March 31, 2025 and $14 million at December 31, 2024. For the three months ended March 31, 2025 and 2024, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK-BASED COMPENSATION

The amounts of stock-based compensation expense recorded in the Company's Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

Cost of products sold	$1	$1
Selling, general, and administrative expense	9	10
Total stock-based compensation expense	$10	$11

NOTE 4 – COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended March 31, 2025 and 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive (loss) income before reclassifications and tax impact	75	—	(21)	—	54
Tax expense	12	—	5	—	17
Other comprehensive (loss) income, net of tax, before reclassifications	87	—	(16)	—	71
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive income	87	—	(16)	—	71
Balance, net of tax, at March 31, 2025	$(532)	$(10)	$(86)	$(31)	$(659)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive income (loss) before reclassifications and tax impact	(34)	—	42	—	8
Tax benefit	(28)	—	(10)	—	(38)
Other comprehensive income (loss), net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive income	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)
At March 31, 2025 and December 31, 2024, the cumulative tax adjustments were $135 million and $118 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $443 million and $552 million at March 31, 2025 and December 31, 2024, respectively, and cumulative losses on loans designated as hedges of net investments of $89 million and $67 million at March 31, 2025 and December 31, 2024, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 were not significant.

NOTE 5 – EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share were as follows:

Basic earnings per common share	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024

Net income attributable to Dentsply Sirona	$20	$18

Weighted average common shares outstanding	199.1	207.4

Basic earnings per common share	$0.10	$0.09

Diluted earnings per common share	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024

Net income attributable to Dentsply Sirona	$20	$18

Weighted average common shares outstanding	199.1	207.4
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	0.8	1.1
Total weighted average diluted shares outstanding	199.8	208.5

Diluted earnings per common share	$0.10	$0.09

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	3.6	3.3

NOTE 6 – SEGMENT INFORMATION

The Company’s reportable segment information was as follows:

	Three Months Ended March 31,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	235	353	217	74	879

Adjusted cost of products sold (a)	$135	$124	93	27
Adjusted selling expenses (b)	$57	$71	54	13
Adjusted G&A expenses (b)	$19	$18	22	6
Adjusted R&D expenses (c)	$17	$5	11	2

Segment adjusted operating income	$7	$135	37	26	205

Reconciling items (income) expense:
Unallocated corporate costs (d)					87
Interest expense, net					19
Restructuring and other costs					9
Amortization of intangibles					45
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Income before income taxes					44

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

	Three Months Ended March 31,
(in millions)	2024

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	247	364	271	71	953

Adjusted cost of products sold (a)	146	139	100	26
Adjusted selling expenses (b)	62	83	83	13
Adjusted G&A expenses (b)	18	21	33	6
Adjusted R&D expenses (c)	19	6	13	3

Segment adjusted operating income	2	115	42	23	182

Reconciling items (income) expense:
Unallocated corporate costs (d)					79
Interest expense, net					18
Other (income) expense, net					(7)
Goodwill and intangible asset impairments					6
Restructuring and other costs					1
Amortization of intangibles					54
Income before income taxes					31

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

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2025	2024

Connected Technology Solutions	43	43
Essential Dental Solutions	9	8
Orthodontic and Implant Solutions	19	25
Wellspect Healthcare	2	5
All other (a)	6	5
Total	79	86
(a) Includes unallocated corporate costs for depreciation and amortization.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	March 31, 2025	December 31, 2024

Raw materials and supplies	$184	$172
Work-in-process	80	72
Finished goods	348	320
Inventories, net	$612	$564

The Company's inventory reserve was $98 million at both March 31, 2025 and December 31, 2024.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

Cost of products sold	$—	$—
Selling, general, and administrative expenses	1	3
Restructuring and other costs	9	1
Total restructuring and other costs	$10	$4

Restructuring and other costs of $9 million recorded in the first three months of 2025 consisted primarily of employee severance benefits and other restructuring costs related to the plan approved by the Board of Directors of the Company on July 29, 2024 (the “2024 Plan”) and other restructuring actions, including the continuation of the global supply chain transformation initiatives from prior years.

With the 2024 Plan, the Company seeks to improve operational performance and drive stockholder value creation. In connection with the 2024 Plan, which is expected to be substantially completed by the end of 2025, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. Actions taken under the 2024 Plan will seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. As of March 31, 2025, the Company has incurred $30 million in restructuring charges under the 2024 Plan since its inception. In total, including the charges already incurred, the Company expects to incur between $35 million and $50 million in non-recurring restructuring charges under the 2024 Plan, primarily related to employee transition, severance payments, and employee benefits, which are expected to be expensed and paid in cash by the end of 2025.

With the restructuring plan approved by the Board of Directors of the Company on February 14, 2023 (the “2023 Plan”), the Company sought to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings. The 2023 Plan’s annual cost savings target of $200 million has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global Enterprise Resource Planning (“ERP”) system, and other transformation initiatives. As of March 31, 2025, the Company has incurred $86 million in restructuring charges under the 2023 Plan since its inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities, which mostly consist of consulting, legal, and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

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

The liabilities associated with the Company's restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at March 31, 2025 was as follows:

	Severance
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$13	$19	$—	$32
Provisions	—	2	6	8
Amounts applied	(6)	(9)	—	(15)
Change in estimates	(1)	—	—	(1)
Balance at March 31, 2025	$6	$12	$6	$24

	Other Restructuring Costs
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$1	$—	$—	$1
Provisions	—	—	—	—
Amounts applied	—	—	—	—
Balance at March 31, 2025	$1	$—	$—	$1
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2024	Provisions	Amounts Applied	Change in Estimates	March 31, 2025

Connected Technology Solutions	$9	$2	$(7)	$(1)	$3
Essential Dental Solutions	11	(2)	(3)	—	6
Orthodontic and Implant Solutions	9	1	(2)	—	8
Wellspect Healthcare	3	1	(1)	—	3
All Other	1	6	(2)	—	5
Total	$33	$8	$(15)	$(1)	$25

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

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at March 31, 2025 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Hedges of Net Investments
Foreign exchange forward contracts	$830	$200
Cross currency basis swaps	289	—
Total derivative instruments designated as hedges of net investments	$1,119	$200

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	—	—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$732	$732
Total derivative instruments not designated as hedges	$732	$732

Cash Flow Hedges

Interest Rate Risk Management

The Company enters into interest rate swap contracts to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of both March 31, 2025 and December 31, 2024, $16 million of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At March 31, 2025, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Loss.

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

Gains and (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedges for the three months ended March 31, 2025 and 2024 were not significant.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Three Months Ended March 31,
	2025			2024
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$413	$19	$—	$447	$18	$(7)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	1	—	—	—	—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$—	$—	$—	$(1)
Foreign exchange forward contracts	—	—	(6)	—	—	(6)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$1	$—	$—	$2	$—
Foreign exchange forward contracts	—	—	—	—	—	(1)

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$(1)

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,		Consolidated Statements of Operations Location	Three Months Ended March 31,
(in millions)	2025	2024		2025	2024

Hedges of Net Investments
Cross currency basis swaps	$(5)	$4	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(16)	38	Other expense (income), net	—	—
Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company's derivatives in the Consolidated Balance Sheets were as follows:

	March 31, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$3	$1	$—	$3
Interest rate swaps	—	—	5	12
Cross currency basis swaps	3	10	—	—
Total	$6	$11	$5	$15

Not Designated as Hedges:
Foreign exchange forward contracts	$14	$—	$11	$—
Total	$14	$—	$11	$—

	December 31, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$9	$—	$1
Interest rate swaps	—	—	4	17
Cross currency basis swaps	4	14	—	—
Total	$9	$23	$4	$18

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$8	$—
Total	$4	$—	$8	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2025 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$18	$—	$18	$(13)	$—	$5
Cross currency basis swaps	13	—	13	(6)	—	7
Total assets	$31	$—	$31	$(19)	$—	$12

Liabilities
Foreign exchange forward contracts	$14	$—	$14	$(9)	$—	$5
Interest rate swaps	17	—	17	(10)	—	7
Total liabilities	$31	$—	$31	$(19)	$—	$12

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$18	$—	$18	$(5)	$—	$13
Cross currency basis swaps	18	—	18	(6)	—	12
Total assets	$36	$—	$36	$(11)	$—	$25

Liabilities
Foreign exchange forward contracts	$9	$—	$9	$(4)	$—	$5
Interest rate swaps	21	—	21	(7)	—	14
Total liabilities	$30	$—	$30	$(11)	$—	$19

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company's total debt were $2,243 million and $2,336 million, respectively, at March 31, 2025. At December 31, 2024, the estimated fair and carrying values were $2,037 million and $2,135 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at March 31, 2025 and December 31, 2024 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	March 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$13	$—	$13	$—
Foreign exchange forward contracts	18	—	18	—
Total assets	$31	$—	$31	$—

Liabilities
Interest rate swaps	$17	$—	$17	$—
Foreign exchange forward contracts	14	—	14	—
Contingent consideration on acquisitions	4	—	—	4
Total liabilities	$35	$—	$31	$4

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$18	$—	$18	$—
Foreign exchange forward contracts	18	—	18	—
Total assets	$36	$—	$36	$—

Liabilities
Interest rate swaps	$21	$—	$21	$—
Foreign exchange forward contracts	9	—	9	—
Contingent consideration on acquisitions	4	—	—	4
Total liabilities	$34	$—	$30	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the three months ended March 31, 2025.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2025 and 2024 were 56.8% and 44.9%, respectively. The increase in effective tax rate is primarily driven by additional valuation allowance recorded in the three months ended March 31, 2025.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had outstanding borrowings of $140 million and $410 million under the commercial paper facility at March 31, 2025 and December 31, 2024, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $33 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $9 million.

On March 19, 2025, the Company entered into a 364-day term loan of $435 million with a maturity date of March 18, 2026 (the “Bridge Loan”). Borrowings under the Bridge Loan will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate (such borrowings, “Term Benchmark Loans”), or (ii) a base rate, plus, in each case, an applicable margin calculated based on the Company’s credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services at the time and, in the case of Term Benchmark Loans, an adjustment of 10 basis points. In the event that the Bridge Loan remains outstanding for more than 90, 180, or 270 days, the Company will be obligated to pay duration fees of 0.50%, 0.75% and 1.00%, respectively, of the principal amounts outstanding on such dates. The net proceeds were $432 million, net of issuance fees totaling $3 million. The proceeds are being used to repay borrowings under the commercial paper facility and for other general corporate purposes.

At March 31, 2025, the weighted-average interest rate for short-term debt, inclusive of the Bridge Loan, was 5.6%.

At March 31, 2025, the Company had $584 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans, and senior notes contain certain affirmative and negative debt covenants relating to the Company's operations and financial condition. At March 31, 2025, the Company was in compliance with all debt covenants.

Interest expense, net includes interest income of $4 million and $5 million for the three months ended March 31, 2025 and 2024, respectively. Interest income primarily relates to interest-bearing cash equivalents and customer financing for the Company’s direct-to-consumer aligner solutions.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company’s policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate the asset might be impaired. Impairment charges are recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended March 31, 2025, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in a more likely than not impairment of any of its goodwill or indefinite-lived intangible assets during the course of the quarter, and concluded there were no such indicators.

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

A reconciliation of changes in the Company’s goodwill by reportable segment were as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2024
Goodwill	$291	$829	$1,276	$265	$2,661
Accumulated impairment losses	(291)	—	(773)	—	(1,064)
Goodwill, net at December 31, 2024	—	829	503	265	1,597

Impairment	—	—	—	—	—
Foreign Currency Translation	—	10	19	6	35

Balance at March 31, 2025
Goodwill	$291	$839	$1,295	$271	$2,696
Accumulated impairment losses	$(291)	$—	$(773)	$—	$(1,064)
Goodwill, net at March 31, 2025	$—	$839	$522	$271	$1,632

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,688	$(1,146)	$542	$1,639	$(1,079)	$560
Trade names and trademarks	80	(74)	6	79	(73)	6
Licensing agreements	43	(29)	14	29	(28)	1
Customer relationships	1,049	(755)	294	1,019	(716)	303
Total definite-lived	2,860	(2,004)	856	2,766	(1,896)	870

Indefinite-lived trade names and trademarks	351	—	351	332	—	332
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	356	—	356	337	—	337

Total identifiable intangible assets	$3,216	$(2,004)	$1,212	$3,103	$(1,896)	$1,207

In the three months ended March 31, 2025, the Company acquired naming and certain other rights to a university dental laboratory in exchange for $14 million of equipment and consumable products to be transferred to the university through 2040. These rights were recorded as an intangible asset to be amortized over a fifteen-year period, with an offsetting contract liability that will be relieved as the products are provided to the university.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York (the “EDNY Court”) against the Company and certain individual defendants. The case was narrowed following its inception. The plaintiff’s claims which, as discussed below, have now been settled in principal, are that the Company and certain individual defendants violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between May 6, 2016 and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of all purchasers of the Company's stock during the period from December 8, 2015 through August 6, 2018. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the EDNY Court on March 29, 2023, and the Company’s answer to the second amended complaint was filed on May 12, 2023. Following additional motion practice—which remained outstanding with the EDNY Court—and discovery, the parties engaged in settlement discussions with the assistance of a mediator, and, in January 2025, reached a settlement in principal to resolve the case in full for $84 million, of which the Company expects to receive an offsetting insurance receivable of approximately $78 million while paying the rest in cash. The excess of the settlement liability over the corresponding insurance policy receivable resulted in $6 million of legal expense which was recorded during the year ended December 31, 2024. The settlement agreement, which was negotiated and signed in January, is pending approval by the EDNY Court. A motion for preliminary approval of the settlement was filed on March 17, 2025.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss was filed on December 8, 2023, and Defendants’ reply was filed on January 8, 2024. The motion to dismiss was granted as to Mr. Chadha and granted in part and denied in part as to the Company, Mr. Casey, and Mr. Gomez in a ruling by the SDNY Court on May 1, 2024. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint Robbins Geller Rudman & Dowd LLP as class counsel. Defendants’ opposition to Lead Plaintiffs’ motion was filed on December 20, 2024, and Lead Plaintiffs’ reply was filed on February 28, 2025.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the internal investigation by the Audit and Finance Committee of the Company’s Board of Directors. The Company continues to cooperate with the SEC regarding this matter.

Separately, on July 13, 2023, Company stockholder George Presura filed a stockholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Presura Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of

Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels. On August 4, 2023, the Delaware Court of Chancery stayed the Presura Derivative Litigation until the earlier of public announcement of a settlement of the Securities Litigation or resolution of the pending motion to dismiss in the Securities Litigation.

Additionally, on March 26, 2024, Company stockholder Calvin Snee filed a stockholder derivative suit in the Delaware Court of Chancery captioned Calvin Snee, derivatively on behalf of Dentsply Sirona Inc. v. Donald M. Casey Jr., et al. and Dentsply Sirona Inc, No. 2024-0308 (the “Snee Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Presura Derivative Litigation and the Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On May 2, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Presura Derivative Litigation and Snee Derivative Litigation.

On July 19, 2024, Company stockholder Frank Manfre filed a stockholder derivative suit in the Delaware Court of Chancery captioned Frank Manfre, derivatively on behalf of nominal defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona Inc., No. 2024-0763 (the “Manfre Derivative Litigation”). The complaint asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The complaint in this case contains allegations similar to those in the Snee Derivative Litigation, the Presura Derivative Litigation, and the Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On September 19, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Manfre Derivative Litigation, Presura Derivative Litigation, and Snee Derivative Litigation.

On November 26, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned North Collier Fire Control and Rescue District Firefighters’ Retirement Plan v. Dentsply Sirona Inc., et al., No. 1:24-cv-09083 (the “North Collier Action”). On December 18, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Calvin v. Dentsply Sirona Inc., et al., No. 1:24-cv-09764 (the “Calvin Action”), and on December 19, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Key West Police & Fire Pension Fund v. Dentsply Sirona Inc., et al., No. 1:24-cv-09819 (the “Key West Action”). The complaints in these three cases allege that, for different alleged class periods over the period from May 6, 2021 through November 6, 2024, the Company and certain current and former officers violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the performance of the Company’s Byte aligners business, following the Company’s acquisition of Byte LLC in December 2020. On February 21, 2025, the SDNY Court entered an order consolidating the North Collier Action, the Calvin Action, and the Key West Action under the caption In re Dentsply Sirona, Inc. Securities Litigation, No. 24-cv-9083 (the “2024 Securities Litigation”), and appointing HANSAINVEST Hanseatische Investment-Gesellschaft mit beschränkter Haftung and City of Miami General Employees’ & Sanitation Employees’ Retirement Trust as lead plaintiffs and Bernstein Litowitz Berger & Grossmann LLP as lead counsel for the consolidated case. An amended complaint is due May 9, 2025.

Separately, on March 18, 2025, Company stockholder Kevin O’Connor filed a stockholder derivative suit in the SDNY Court captioned Kevin O’Connor, derivatively on behalf of Dentsply Sirona Inc. v. Simon D. Campion, et al. and Dentsply Sirona Inc., No. 1:25-cv-02246 (the “O’Connor Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers. The derivative complaint in this case contains allegations similar to those in the 2024 Securities Litigation, and it alleges that during the period from December 1, 2022 through November 6, 2024, various of the defendants breached fiduciary duties by, among other things, causing or allowing the Company to issue or make materially false and misleading statements concerning the Company’s financial condition and business operations as related to the acquisition of Byte LLC.

Additionally, on April 9, 2025, Company stockholder William Andreotti filed a stockholder derivative suit in the SDNY Court captioned William Andreotti, Derivatively on Behalf of Dentsply Sirona, Inc. v. Simon D. Campion, et al. and Dentsply Sirona, Inc., No. 1:25-cv-02931 (the “Andreotti Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers. The derivative complaint in this case contains allegations similar to those in the O’Connor Derivative Litigation and the 2024 Securities Litigation, and it alleges that beginning on December 1, 2022, various of the defendants breached fiduciary duties and were unjustly enriched by disseminating or approving materially false and misleading statements or omissions related to the acquisition of Byte LLC.

On March 21, 2023, Mr. Carlo Gobbetti filed a claim in the Milan Chamber of Arbitration against Dentsply Sirona Italia S.r.l. (“DSI”), Italy, a wholly owned subsidiary of the Company, seeking a total of €28 million for the alleged failure to pay a portion of the purchase price pursuant to a Share Purchase Agreement, dated October 8, 2012 (the “SPA”), in which Sirona Dental Systems, S.r.l., which at the time of execution of the SPA was a wholly-owned subsidiary of Sirona Dental Systems, Inc., acquired all of the shares of MHT S.p.A., an Italian corporation, from Mr. Gobbetti, and various other sellers. Sirona Dental Systems S.r.l. merged into Dentsply Italia S.r.l. in 2018 (the surviving entity is now DSI). Under the SPA, a portion of the purchase price equal to €7 million was required to be deposited into an escrow account (the “Escrow Account”) and released to Mr. Gobbetti and the other sellers upon the satisfaction of certain conditions, including the delivery by July 2013 of a new prototype of an MHT S.p.A. camera which had to meet certain specifications. In connection with the closing of the share purchase transaction, the SPA was supplemented by a Facility Agreement, also dated October 8, 2012 (the “FA”), which specifically set out the mechanics of payment and release of the proceeds of the Escrow Account. The Austrian notary public, Mr. Gottfried Schachinger, acting as escrow agent, Mr. Gobbetti, and SIRONA Holdings GmbH, an affiliate of Sirona Dental Systems, Inc. which paid the €7 million into the Escrow Account, were parties to the FA. The FA is subject to Austrian law and to the jurisdiction of the Court of Salzburg in Austria.

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

Mr. Gobbetti appealed the ruling of the arbitral tribunal on December 2, 2024 before the Court of Appeals of Milan, Italy (the “Court of Appeals”) arguing that the ruling is null and void. According to Mr. Gobbetti, the arbitral tribunal did not grant him appropriate defense rights under the Italian Civil Code and did not fully address the merits of his claims, despite acknowledging jurisdiction. Mr. Gobbetti asked the Court of Appeals to directly sentence DSI to pay the €7 million, plus damages of €21 million and interest accruing until the time of payment. On April 17, 2025, DSI filed its statement of defense, asking the Court of Appeals to reject Mr. Gobbetti’s appeal and confirm the arbitral award in its entirety. The first hearing in the appeal proceedings took place on May 7, 2025, and the Court of Appeals concluded that there was no need to take additional evidence. A final hearing is scheduled for February 11, 2026.

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

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition, sales, and trading practices, personal injury, and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory, damages. Except as otherwise noted, the Company generally cannot predict what the eventual outcome of the above-described pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations, or liquidity.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At March 31, 2025, non-cancelable purchase commitments were as follows:

(in millions)

2025	136
2026	105
2027	70
2028	40
2029	—
Thereafter	—
Total	$351
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the 2024 Form 10-K.

The table above includes commitments under the Company’s agreement with a cloud services provider supporting the Company’s digital platform which requires minimum purchases totaling $81 million through 2028.

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

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, the Company has a limited history of prior indemnification claims, and the payments made under such agreements have not had a material effect on the Company’s results of operations, cash flows or financial position. Except as noted in the “Contingencies” section herein, as of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by the Company could be significant and could have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

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

Company Profile

DENTSPLY SIRONA Inc. is the world’s largest diversified manufacturer of professional dental products and technologies, with a 138-year history of innovation and service to the dental industry, and a vision of improving oral health and continence care globally. Dentsply Sirona develops, manufactures, and markets comprehensive solutions, including technologically advanced dental equipment supported by cloud-enabled solutions, dental products, and healthcare consumable products in urology and enterology under a strong portfolio of world-class brands. Dentsply Sirona’s innovative products provide high-quality, effective, and connected solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina, and its shares of common stock are listed in the United States on Nasdaq under the symbol XRAY.

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

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. Wellspect is one of the world’s leading manufacturers of intermittent urinary catheters, with LoFric as its most known brand. To help those with chronic or severe constipation, Wellspect also offers an advanced irrigation system, Navina, which combines a high degree of user convenience, clinical effectiveness and connectivity into one smart system.

The impact of global economic conditions

Various headwinds are expected to weigh on global growth throughout the remainder of 2025, due in large part to increasing uncertainties related to global trade policy and inflation. A number of key macroeconomic forecasts were sharply lowered in April 2025 in response to the potential for a severe escalation in global trade barriers and competition. Weaker overall growth in the United States and narrowing interest rate differentials suggest the potential for further depreciation of the U.S. dollar and heightened risk of recession. Markets in several other regions, including Europe, have continued to experience varying degrees of pressures inhibiting growth and face concerns about the systemic impacts of adverse economic conditions and geopolitical events. Changes in trade policy, supply chain constraints, higher energy costs, labor shortages, and geopolitical tensions in the Middle East and Ukraine have all contributed to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates. In recent years the Company has experienced higher prices for certain raw materials, including electronic components, which have led to a negative impact on margins. Although the rate of inflation showed signs of slowing at the start of 2025, prices for both raw materials and wages are expected to remain high through the remainder of the year, and prices may potentially increase if trade conflicts deepen. The Company may not be successful in its efforts to fully mitigate or offset the impacts of cost inflation.

The challenging macroeconomic conditions have also negatively impacted demand for the Company’s products and may continue to do so in the future. These conditions include a steep decline in measures of consumer confidence in the United States since the start of the year. Additionally, higher interest rates have put pressure on the ability and willingness of our customers to obtain financing for equipment purchases, which adversely affects volumes for these products. The higher cost of borrowing has also reduced patient demand for elective dental procedures, which affects sales of the Company’s offerings more broadly. The Company has also faced additional competitive pressure from dental practices for lower-priced options for equipment and other products, in particular imaging products and implants. While the Company has taken steps to address competitive pressures, such as the reintroduction of its Orthophos SL 2D and 3D products, these trends may continue. While patient volumes have largely remained stable in the United States, the impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which represented 11% of the Company’s sales for the three months ended March 31, 2025. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Although conditions, including inflation, marginally improved in 2024, economic forecasts by the German government project limited growth in 2025. The Company anticipates that the challenging macroeconomic and market conditions in Germany are likely to persist and may negatively impact sales of equipment in 2025, despite moderate growth in the first quarter.

In anticipation of a continued inflationary trend and potentially deteriorating macroeconomic environment, we have attempted to mitigate these pressures through the following actions, among others:

•Driving strategic procurement initiatives to leverage alternative sources of raw materials and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities and other areas of our business, including the most recent restructuring plan approved by our Board of Directors on July 29, 2024;
•Optimizing our customer management and implementing strategic investments in our commercial sales organization in key markets, particularly the United States; and
•Refining our focus on developing a winning portfolio with global scale to maximize market share in a competitive pricing environment.

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States and other countries. The U.S. government has recently implemented or is in the process of implementing various tariffs on the importation of goods from certain countries, a number of which are applicable to the Company’s supply chain, operations, and sales. On April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods and incremental tariff rates on goods imported from specified nations, including China and those in the European Union. The announced tariffs incremental to the baseline were subsequently suspended for a period of 90 days; however, China’s tariff rate was raised to 145%.

The tariffs enacted and proposed by the Trump Administration to date and retaliatory tariffs by other countries could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant share of the dental equipment that we sell in the United States is manufactured in Europe. Europe is also a major market for our products, while sales in China represent less than 5% of the Company’s global sales on an annual basis. If the United States’ previously announced incremental tariffs imposed on member states of the European Union go into effect, or if member states of the European Union subsequently impose retaliatory tariffs on the United States, there may be a material impact on our business and results of operations. We continue to monitor and evaluate the ongoing and potential impacts of the tariffs and changes in trade policy, whether implemented or proposed, on our supply chain, costs, sales and profitability. We seek to implement strategies that would mitigate such impacts, including by reviewing competitive pricing strategies to offset tariffs and evaluating potential sourcing options that work with our vendors and merchants to seek to minimize products sourced from high tariff rate countries, both for existing products and for new product development. The impact that these tariffs and changes in trade policy will ultimately have on our financial results remains unclear, including the impact on demand for our products in certain markets if prices rise as a consequence of import tariffs. For additional information, see Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

The impact of geopolitical conflicts

In 2025, geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from the Russia-Ukraine conflict and the conflict in the Middle East. Overall, the Company’s operations in Russia, Ukraine, and Israel have not been materially impacted by these conflicts.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the three months ended March 31, 2025, net sales of products produced at these sites comprised approximately 4% of our consolidated net sales and 15% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $153 million as of March 31, 2025, consisting primarily of acquired technology, property, plant and equipment, inventory, and cash associated with our operations in the country.

In May 2024, in response to ongoing military actions by Israel in the Gaza strip, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market, which were still in effect as of March 31, 2025. Sales of our products made in Israel and sold in Turkey have historically represented approximately 1% of our global sales of the Implant & Prosthetic Solutions reporting unit, but this product category is an area of relatively high potential growth. The loss of sales to Turkey in 2024 was partially offset by sales of implants produced outside of Israel. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the three months ended March 31, 2025, net sales in Russia and Ukraine were approximately 2% of our consolidated net sales, and net assets in these countries were $87 million as of March 31, 2025. These net assets include $49 million of cash and cash equivalents held within Russia as of March 31, 2025, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes. It is unclear whether the remaining financial institutions which the Company relies upon for bank transfers from Russia will ultimately be able to continue facilitating payments, or for how long. If these restrictions on cash transfers from Russia worsen, or if we are not able to obtain long-term relief from these restrictions, we may need to take additional actions, including potential suspension of our business in Russia.

Distribution arrangements

In July 2024, the Company delivered a one-year notice of non-renewal in connection with its non-exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the distribution of dental equipment in the United States and Canada. It is anticipated that Patterson will continue to be one of the Company’s two largest distributors as a percentage of the Company’s global revenue during the one-year notice period. The Company intends to continue to engage in discussions for new distribution agreements with Patterson. However, failure to successfully renegotiate the distribution agreements or secure potential new agreements with another distributor could have a material adverse effect on the Company’s business, operating results and financial condition. The Company has not incurred any charges against earnings to date related to non-renewal of the distribution agreements. For additional information, see Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also presents changes in net sales on an organic sales basis, which is a Non-GAAP measure. The Company defines “organic sales” as the reported net sales adjusted for: (1) net sales from acquired and divested businesses recorded prior to the first anniversary of the acquisition or divestiture; (2) net sales attributable to discontinued product lines in both the current and prior year periods; and (3) the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates.

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

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$879	$953	$(74)	(7.7%)
Unfavorable foreign exchange impact				(3.3%)
Organic sales				(4.4%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was driven by lower volumes in the Orthodontic and Implant Solutions segment as a result of the suspension of the sale and marketing of Byte aligner system and impression kits announced in October 2024, as well as lower volumes of implants and prosthetics products across all regions. These decreases were partially offset by growth in the Wellspect Healthcare segment.

Net Sales by Segment

Connected Technology Solutions

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$235	$247	$(12)	(4.7%)
Unfavorable foreign exchange impact				(4.2%)
Organic sales				(0.5%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to lower volumes of CAD/CAM products across all three regions, driven in part by lower demand and competitive pressures including pricing. The decrease was partially offset by higher volumes of imaging products across all three regions, as well as higher sales of treatment centers, which was primarily due to the timing of fulfilling a one-time order in Europe during the quarter.

Essential Dental Solutions

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$353	$364	$(11)	(2.7%)
Unfavorable foreign exchange impact				(3.1%)
Organic sales				0.4%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was driven by growth in Europe and Rest of World, in part due to favorable pricing of restorative products, partially offset by lower volumes of endodontic and restorative products in the United States.

Orthodontic and Implant Solutions

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$217	$271	$(54)	(20.0%)
Unfavorable foreign exchange impact				(2.3%)
Organic sales				(17.7%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily driven by weaker sales of aligners in the United States, which were negatively impacted by the suspension of the sale and marketing of Byte aligner system and impression kits announced in October 2024, as well as a decrease in volume for implants and prosthetics products across all three regions. The decrease was partially offset by higher volumes of orthodontic products in Europe. Additionally, during the three months ended March 31, 2025, the Company refined its estimate of expected customer refunds for the Byte aligner business, resulting in an $8 million favorable adjustment to net sales.

Wellspect Healthcare

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$74	$71	$3	3.4%
Unfavorable foreign exchange impact				(4.6%)
Organic sales				8.0%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was due to higher volumes across all regions, particularly in Europe and the United States, driven in part by new product launches.

Net Sales by Region

United States

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$302	$356	$(54)	(15.2%)
Unfavorable foreign exchange impact				(0.3%)
Organic sales				(14.9%)
Percentages are based on actual values and may not reconcile due to rounding.

The decrease in organic sales was primarily due to the suspension of the sale and marketing of Byte aligner system and impression kits announced in October 2024. The decrease was also due to lower volumes for CAD/CAM equipment, implants products, and endodontic and restorative products. These decreases were partially offset by higher volumes for preventive products, imaging equipment, and Wellspect Healthcare products.

Organic sales of CAD/CAM were negatively affected by wholesale volumes for CAD/CAM products relative to the three months ended March 31, 2024 due in part to timing of distributor orders. Volumes for CAD/CAM products during the three months ended March 31, 2025 included a seasonal build of inventory held by distributors of approximately $4 million compared to a higher build of approximately $9 million for the three months ended March 31, 2024.

Volumes for imaging products in the three months ended March 31, 2025 were positively impacted by a build in distributor inventory of approximately $6 million, compared to a decrease of approximately $7 million in the three months ended March 31, 2024, while retail sales during the quarter were comparatively lower.

Distributor inventory levels for both CAD/CAM and imaging products at March 31, 2025 approximate historical averages.

Europe

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$362	$376	$(14)	(3.4%)
Unfavorable foreign exchange impact				(4.5%)
Organic sales				1.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily due to higher volumes of imaging equipment and treatment centers within the Connected Technology Solutions segment, higher volumes and favorable pricing of restorative products in the Essential Dental Solutions segment, and higher volumes in the Wellspect Healthcare business, primarily driven by new product launches. These increases were partially offset by lower volumes of CAD/CAM equipment and implants and prosthetics products.

Rest of World

A reconciliation of net sales to organic sales is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Net sales	$215	$221	$(6)	(2.8%)
Unfavorable foreign exchange impact				(5.9%)
Organic sales				3.1%
Percentages are based on actual values and may not reconcile due to rounding.

The increase in organic sales was primarily driven by higher volumes of treatment center and imaging products and growth in the Wellspect Healthcare segment. These increases were partially offset by lower volumes for endodontic products and CAD/CAM products, and unfavorable pricing for implants and prosthetics products.

Gross Profit

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Gross profit	$466	$506	$(40)	(7.9%)

Gross profit as a percentage of net sales	53.0%	53.1%	(10) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales for the three months ended March 31, 2025 showed a slight decline as the unfavorable absorption on lower volumes, foreign currency translation, and unfavorable mix of endodontic, CAD/CAM, and implants products were mostly offset by the impact of the one-time benefits to revenue noted above and a decrease in warranty costs.

Operating Expenses

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Selling, general, and administrative expenses ("SG&A")	$358	$415	$(57)	(13.6%)
Research and development expenses ("R&D")	36	42	(6)	(14.8%)
Intangible asset impairments	—	6	(6)	NM
Restructuring and other costs	9	1	8	NM

SG&A as a percentage of net sales	40.7%	43.5%	(280) bps
R&D as a percentage of net sales	4.1%	4.4%	(30) bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

The decrease in SG&A expenses for the three months ended March 31, 2025 was primarily driven by lower headcount costs for Byte and lower sales and advertising costs for Byte products after the suspension of the sale and marketing of Byte aligner systems and impression kits announced in October 2024. The decrease was also due to lower headcount costs as a result of restructuring activities.

R&D Expenses

For the three months ended March 31, 2025, R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

For the three months ended March 31, 2025, no goodwill or intangible asset impairment charges were recorded. For the three months ended March 31, 2024, the Company recorded an intangible asset impairment charge of $6 million. The charge was related to indefinite-lived imaging product trade names within the Connected Technology Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Restructuring and Other Costs

For the three months ended March 31, 2025 and March 31, 2024, the Company recorded restructuring and other costs of $9 million and $1 million, respectively. The expenses in 2025 primarily consist of costs in connection with various restructuring initiatives. The expenses in 2024 consisted primarily of severance costs in conjunction with the restructuring plan announced in February 2023. For further details refer to Material Trends in Capital Resources below, and Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions, except percentages)(a)	2025	2024	$ Change	% Change

Connected Technology Solutions	$7	$2	$5	370.4%

Essential Dental Solutions	135	115	20	17.1%

Orthodontic and Implant Solutions	37	42	(5)	(11.5%)

Wellspect Healthcare	26	23	3	14.2%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The increase in segment adjusted operating income for the three months ended March 31, 2025 is due to improved margins primarily as a result of lower product warranty costs. The increase was partially offset by the lower organic sales noted above.

Essential Dental Solutions

The increase in segment adjusted operating income for the three months ended March 31, 2025 is due to lower headcount costs and professional service costs, favorable pricing particularly in Europe, and higher organic sales noted above.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for the three months ended March 31, 2025 is due to the lower organic sales for direct-to-consumer aligners and implants and prosthetics products noted above. The decreases were partially offset by lower headcount costs and professional service costs, as well as an adjustment to net sales for estimated customer refunds for the Byte aligner business as noted above.

Wellspect Healthcare

The increase in segment adjusted operating income for the three months ended March 31, 2025 is due to the increase in organic sales noted above, as well as margin improvement due to the favorable manufacturing leverage from higher volumes.

Other Income and Expense

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Interest expense, net	$19	$18	$1	9.1%
Other (income) expense, net	—	(7)	7	NM
Net interest and other expense (income)	$19	$11	$8
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to a higher average carrying balance of short-term borrowings.

Other (income) expense, net

Other (income) expense, net for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change

Foreign exchange gains	$(2)	$(9)	$7
Defined benefit pension plan expenses	2	2	—
Other (income) expense, net	$—	$(7)	$7

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	$ Change

Provision for income taxes	$25	$14	$11

Effective income tax rate	56.8%	44.9%

Net loss attributable to Dentsply Sirona	$20	$18	$2

Diluted earnings per common share	$0.10	$0.09
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended March 31, 2025 and 2024 were 56.8% and 44.9%, respectively. The increase in effective tax rate is primarily driven by additional valuation allowance recorded in the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired and is allocated among the Company's reporting units. Indefinite-lived intangible assets consist of trade names, trademarks, and in-process R&D. Neither goodwill nor indefinite-lived intangible assets are amortized; instead, they are tested for impairment annually at April 1 or more frequently if events or circumstances indicate that the carrying value may be impaired, or if a decision is made to sell, discontinue, or divest a business. Judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flows, unanticipated competition, increased interest rates, or slower growth rates, among others.

For the three months ended March 31, 2025, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in a more likely than not impairment of any of its goodwill or indefinite-lived intangible assets during the course of the quarter, and concluded there were no such indicators. As of March 31, 2025 the estimated fair value of the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment exceeded its carrying value by less than 10%. The Company performed a hypothetical sensitivity analysis, based on the last impairment test performed as of December 31, 2024, by increasing the discount rate by 50 basis points. An increase of the discount rate by 50 basis points would result in a material impairment of the Implant & Prosthetic Solutions reporting unit, and therefore this reporting unit remains at-risk for future goodwill impairment. Additionally, the fair values of certain indefinite-lived intangible assets within the Orthodontic and Implant Solutions and Connected Technology Solutions segments continue to approximate carrying value. Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the annual or interim tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect to the fair value of either the reporting units or intangible assets and could result in a future impairment charge. Goodwill associated with the Implant & Prosthetic Solutions reporting unit was $522 million at March 31, 2025, and the carrying values of the at-risk indefinite-lived intangible assets within the Orthodontic and Implant Solutions and Connected Technology Solutions segments were $83 million and $159 million, respectively, at March 31, 2025.

For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q, and Critical Accounting Estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change

Cash (used in) provided by:
Operating activities	$7	$25	$(18)
Investing activities	(17)	(43)	26
Financing activities	123	(14)	137
Effect of exchange rate changes on cash and cash equivalents	13	(11)	24
Net (decrease) increase in cash and cash equivalents	$126	$(43)	$169

Cash provided by operating activities decreased compared to the three months ended March 31, 2024, primarily as a result of changes in working capital, including higher accounts receivable due largely to timing of sales and customer remittances and higher build of inventory during the current period, partially offset by lower payments to vendors during the current period due to timing. At March 31, 2025, the number of days for sales outstanding in accounts receivable increased by 4 days to 59 days as compared to 55 days at December 31, 2024, and the number of days of sales in inventory increased by 8 days to 132 days at March 31, 2025 as compared to 124 days at December 31, 2024.

The cash used in investing activities decreased compared to the three months ended March 31, 2024, due to lower capital expenditures of $15 million and no cash paid on the settlement of derivatives, compared to $9 million paid for the interest rate swap closure in the prior year. The Company estimates capital expenditures to be in the range of approximately $160 million to $190 million for the full year 2025 and expects these investments to include expenses for the ongoing implementation of a new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

On March 19, 2025, the Company entered into a 364-day term loan of $435 million with a maturity date of March 18, 2026 (the “Bridge Loan”). Borrowings under the Bridge Loan will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate (such borrowings, “Term Benchmark Loans”), or (ii) a base rate, plus, in each case, an applicable margin calculated based on the Company’s credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services at the time and, in the case of Term Benchmark Loans, an adjustment of 10 basis points. In the event that the Bridge Loan remains outstanding for more than 90, 180, or 270 days, the Company will be obligated to pay duration fees of 0.50%, 0.75% and 1.00%, respectively, of the principal amounts outstanding on such dates. The net proceeds were $432 million, net of issuance fees totaling $3 million. The proceeds are being used to repay borrowings under the commercial paper facility and for other general corporate purposes.

Cash provided by financing activities increased compared to the three months ended March 31, 2024 primarily as a result of the Company entering into the Bridge Loan. The increase in cash provided by financing activities was partially offset by repayments on the commercial paper facility.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At March 31, 2025, the Company had $1.19 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. The Company is restricted from making share repurchases during the duration of the Bridge Loan. At March 31, 2025, the Company held 65.2 million shares of treasury stock.

The Company's ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	March 31, 2025	December 31, 2024

Notes payable and current portion of debt	$742	$549
Long-term debt	1,593	1,586
Less: Cash and cash equivalents	398	272
Net debt	1,937	1,863

Total equity	2,010	1,943
Total capitalization	$3,947	$3,806

Total net debt to total capitalization ratio	49.1%	48.9%

At March 31, 2025, the Company had $584 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is

$700 million. The Company had $140 million outstanding borrowings under the commercial paper facility at March 31, 2025 resulting in $560 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $33 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2025, the Company had $9 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants are: (1) a ratio of total debt outstanding to total capital not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At March 31, 2025, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At March 31, 2025, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near-term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Restructuring Plans

On July 29, 2024, the Board of Directors of the Company approved a plan to restructure the Company’s business to improve operational performance and drive stockholder value creation (the “2024 Plan”). In connection with the 2024 Plan, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The Company anticipates that the 2024 Plan will be substantially completed by the end of 2025 and result in $80 million to $100 million in annual cost savings. The proposed changes are subject to co-determination processes with employee representative groups in countries where required.

As of March 31, 2025, in connection with the 2024 Plan, the Company has incurred $30 million in restructuring charges from inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be expensed and paid in cash in 2024 and 2025. Actions taken under the 2024 Plan will seek to streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. In total, including the charges already incurred, the Company expects to incur between $35 million and $50 million in non-recurring restructuring charges under the 2024 Plan.

On February 14, 2023, the Board of Directors of the Company approved a plan to restructure the Company’s business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings (the “2023 Plan”). The Company estimated a reduction in its global workforce of approximately 8% to 10% and annual cost savings of approximately $200 million pursuant to the 2023 Plan. The target for cost savings has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global ERP system, and other transformation initiatives. During the course of 2023 and 2024, the Company incurred $86 million in restructuring charges in conjunction with the 2023 Plan, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities which mostly consist of consulting, legal and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 1, Business and Basis of Presentation, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K.

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as the Company’s principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company has committed to a multi-year project to implement a new ERP system using a global platform. The implementation is underway and is expected to continue to occur in phases over the next several years. In connection with the ERP implementation, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

Except with respect to the continued implementations of the new ERP system, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, “Risk Factors” in the
Company’s Form 10-K for the year ended December 31, 2024.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company had no repurchases of common shares under the stock repurchase program.
On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At March 31, 2025, the Company had authorization to repurchase $1.19 billion in shares of common stock remaining under the share repurchase program. As mentioned above, the Company is restricted from making share repurchases during the duration of the Bridge Loan, which has a final maturity date of March 18, 2026.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Amendment to the Dentsply Sirona Inc. Supplemental Executive Retirement Plan* (Filed herewith)
10.2	Bridge Loan Agreement, dated as of March 19, 2025, among Dentsply Sirona Inc., the lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent and Goldman Sachs Bank USA, as Sole Bookrunner and Sole Lead Arranger (1)
10.3	Assignment and Assumption and Amendment to Credit Agreement, dated as of March 31, 2025, among Dentsply Sirona, Inc., PNC Bank, National Association, Commerzbank AG, New York Branch, Truist Bank, and Goldman Sachs Bank USA (Filed herewith)
31.1	Section 302 Certification Statement of the Chief Executive Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.
(1) Incorporated by reference to exhibit included in the Company’s Form 8-K, dated March 19, 2025, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Simon D. Campion	May 8, 2025
	Simon D. Campion	Date
President and
Chief Executive Officer