Form 10-Q
period 2025-06-30
DENTSPLY SIRONA Inc.
filed 2025-08-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 18, 2025, DENTSPLY SIRONA Inc. had 199,483,861 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$936	$984	$1,815	$1,937
Cost of products sold	446	473	859	920

Gross profit	490	511	956	1,017

Selling, general, and administrative expenses	342	399	700	814
Research and development expenses	37	41	73	83
Goodwill and intangible asset impairments	235	—	235	6
Restructuring and other costs	4	21	13	22

Operating (loss) income	(128)	50	(65)	92

Other income and expenses:
Interest expense, net	24	17	43	35
Other expense (income), net	1	(1)	1	(8)

(Loss) income before income taxes	(153)	34	(109)	65
(Benefit) provision for income taxes	(109)	38	(84)	52

Net (loss) income	(44)	(4)	(25)	13

Less: Net income (loss) attributable to noncontrolling interest	1	—	—	(1)

Net (loss) income attributable to Dentsply Sirona	$(45)	$(4)	$(25)	$14

(Loss) earnings per common share attributable to Dentsply Sirona:
Basic	$(0.22)	$(0.02)	$(0.13)	$0.07
Diluted	$(0.22)	$(0.02)	$(0.13)	$0.07

Weighted average common shares outstanding:
Basic	199.3	205.6	199.2	206.5
Diluted	199.3	205.6	199.2	207.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) income	$(44)	$(4)	$(25)	$13

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	106	(10)	193	(72)
Net (loss) gain on derivative financial instruments	(88)	(1)	(104)	31
Total other comprehensive income (loss), net of tax	18	(11)	89	(41)

Total comprehensive (loss) income	(26)	(15)	64	(28)

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	—	(1)

Total comprehensive (loss) income attributable to Dentsply Sirona	$(27)	$(15)	$64	$(27)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$359	$272
Accounts and notes receivable-trade, net	646	556
Inventories, net	675	564
Prepaid expenses and other current assets	286	354
Total Current Assets	1,966	1,746

Property, plant, and equipment, net	840	766
Operating lease right-of-use assets, net	139	136
Identifiable intangible assets, net	1,133	1,207
Goodwill	1,528	1,597
Other noncurrent assets	463	301
Total Assets	$6,069	$5,753

Liabilities and Equity
Current Liabilities:
Accounts payable	$268	$241
Accrued liabilities	672	754
Income taxes payable	42	45
Notes payable and current portion of long-term debt	184	549
Total Current Liabilities	1,166	1,589

Long-term debt	2,218	1,586
Operating lease liabilities	92	91
Deferred income taxes	109	129
Other noncurrent liabilities	523	415
Total Liabilities	4,108	3,810

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2025 and December 31, 2024
199.3 million and 198.8 million shares outstanding at June 30, 2025 and December 31, 2024
Capital in excess of par value	6,638	6,640
Accumulated deficit	(925)	(835)
Accumulated other comprehensive loss	(641)	(730)
Treasury stock, at cost, 65.2 million and 65.7 million shares at June 30, 2025 and December 31, 2024, respectively	(3,115)	(3,136)
Total Dentsply Sirona Equity	1,960	1,942

Noncontrolling interests	1	1
Total Equity	1,961	1,943
Total Liabilities and Equity	$6,069	$5,753
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net income (loss)	—	—	20	—	—	20	(1)	19
Other comprehensive loss	—	—	—	71	—	71	—	71
Stock-based compensation expense	—	10	—	—	—	10	—	10
Funding of employee stock purchase plan	—	(3)	—	—	5	2	—	2
Restricted stock unit distributions	—	(17)	—	—	14	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at March 31, 2025	$3	$6,631	$(848)	$(659)	$(3,117)	$2,010	$—	$2,010
Net (loss) income	—		(45)	—	—	(45)	1	(44)
Other comprehensive loss	—	—	—	18	—	18	—	18
Stock-based compensation expense	—	9	—	—	—	9	—	9
Restricted stock unit distributions	—	(2)	—	—	2	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at June 30, 2025	$3	$6,638	$(925)	$(641)	$(3,115)	$1,960	$1	$1,961

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net income (loss)	—	—	18	—	—	18	(1)	17
Other comprehensive income	—	—	—	(30)	—	(30)	—	(30)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.16 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258
Net (loss) income	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Treasury shares purchased	—	—	—	—	(152)	(152)	—	(152)
Restricted stock unit distributions	—	(20)	—	—	15	(5)	—	(5)
Cash dividends declared ($0.16 per share)	—	—	(34)	—	—	(34)	—	(34)
Balance at June 30, 2024	$3	$6,631	$152	$(677)	$(3,045)	$3,064	$—	$3,064

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net (loss) income	$(25)	$13

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68	64
Amortization of intangible assets	99	108
Goodwill asset impairment	156	—
Indefinite-lived intangible asset impairment	79	6
Deferred income taxes	(136)	(11)
Stock-based compensation expense	19	23
Other non-cash expense	19	38
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	(31)	86
Inventories, net	(47)	(7)
Prepaid expenses and other current assets	26	29
Other noncurrent assets	1	(6)
Accounts payable	(10)	(11)
Accrued liabilities	(35)	(78)
Income taxes	(55)	(9)
Other noncurrent liabilities	(73)	(12)
Net cash provided by operating activities	55	233

Cash flows from investing activities:
Capital expenditures	(51)	(86)
Cash received on derivative contracts	1	1
Cash paid on derivative contracts	(2)	(9)
Proceeds from sale of property, plant, and equipment	1	1
Net cash used in investing activities	(51)	(93)

Cash flows from financing activities:
Cash paid for treasury stock	—	(150)
Proceeds from 364-day bridge loan	435	—
Repayment of 364-day bridge loan	(435)	—
(Repayments) proceeds on other short-term borrowings, net	(413)	43
Cash dividends paid	(64)	(62)
Proceeds from long-term borrowings	550	—
Repayments on long-term borrowings	(2)	(6)
Cash paid for deferred financing costs	(13)	—
Other financing activities, net	(3)	(10)
Net cash provided by (used in) financing activities	55	(185)
Effect of exchange rate changes on cash and cash equivalents	28	(10)
Net increase (decrease) in cash and cash equivalents	87	(55)
Cash and cash equivalents at beginning of period	272	334
Cash and cash equivalents at end of period	$359	$279

Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$25	$29
Exchange of inventory for naming and other rights	$14	$—
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

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments,” which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, and early adoption is permitted if the entity has also adopted ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” for that period. The Company does not anticipate that this update will materially impact the Company’s consolidated financial statements or related disclosures.

Seasonality

The Company’s business is subject to quarterly fluctuations in demand due to seasonality, which can impact the timing of the Company’s consolidated net sales, net income, and cash flows. Demand can fluctuate based on the timing of dental tradeshows and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns. Some dental practices in certain countries may also delay purchasing equipment and restocking consumable products until year-end due to tax or other financial planning reasons. In addition, the timing of holidays and vacations, particularly throughout Europe, may shift demand across quarters. Sales for the industry and the Company are generally stronger in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE RECOGNITION

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Equipment & Instruments	$136	$139	$270	$264
CAD/CAM	107	114	208	236
Connected Technology Solutions	243	253	$478	$500

Essential Dental Solutions	387	375	$740	$739

Orthodontics	63	95	$122	$193
Implants & Prosthetics	163	181	321	354
Orthodontic and Implant Solutions	226	276	$443	$547

Wellspect Healthcare	80	80	$154	$151

Total net sales	$936	$984	$1,815	$1,937

Net sales disaggregated by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

United States	$293	$360	$595	$715
Europe	404	387	766	763
Rest of World	239	237	454	459
Total net sales	$936	$984	$1,815	$1,937

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been satisfied, and deferred revenue associated with loyalty points earned but not yet redeemed by customers under the Company’s loyalty point program. The Company recorded deferred revenue of $109 million and $36 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at June 30, 2025. The Company recorded deferred revenue of $95 million and $49 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2024. During the three and six months ended June 30, 2025, the Company recognized approximately $29 million and $70 million of net sales, respectively, which were previously deferred as of December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized approximately $23 million and $62 million of net sales, respectively, which were previously deferred as of December 31, 2023. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11 million at June 30, 2025 and $14 million at December 31, 2024. For the three and six months ended June 30, 2025 and 2024, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK-BASED COMPENSATION

The amounts of stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Cost of products sold	$—	$1	$1	$2
Selling, general, and administrative expense	8	10	17	20
Research and development expense	1	1	1	1
Total stock-based compensation expense	$9	$12	$19	$23

NOTE 4 – COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2025 and 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive (loss) income before reclassifications and tax impact	75	—	(21)	—	54
Tax expense	12	—	5	—	17
Other comprehensive income (loss), net of tax, before reclassifications	87	—	(16)	—	71
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	87	—	(16)	—	71
Balance, net of tax, at March 31, 2025	$(532)	$(10)	$(86)	$(31)	$(659)
Other comprehensive (loss) before reclassifications and tax impact	75	—	(115)	—	(40)
Tax expense	31	—	27	—	58
Other comprehensive income (loss) before reclassifications and tax impact	106	—	(88)	—	18
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	106	—	(88)	—	18

Balance, net of tax, at June 30, 2025	$(426)	$(10)	$(174)	$(31)	$(641)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive income (loss) before reclassifications and tax impact	(34)	—	42	—	8
Tax benefit	(28)	—	(10)	—	(38)
Other comprehensive income (loss), net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive loss	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)
Other comprehensive loss before reclassifications and tax impact	(14)	—	(2)	—	(16)
Tax expense	4	—	1	—	5
Other comprehensive loss, net of tax, before reclassifications	(10)	—	(1)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive loss	(10)	—	(1)	—	(11)
Balance, net of tax, at June 30, 2024	$(545)	$(13)	$(76)	$(43)	$(677)
At June 30, 2025 and December 31, 2024, the cumulative tax adjustments were $193 million and $118 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $275 million and $552 million at June 30, 2025 and December 31, 2024, respectively, and cumulative losses on loans designated as hedges of net investments of $151 million and $67 million at June 30, 2025 and December 31, 2024, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 were not significant.

NOTE 5 – (LOSS) EARNINGS PER COMMON SHARE

The computations of basic and diluted (loss) earnings per common share were as follows:

Basic (Loss) Earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Net (loss) income attributable to Dentsply Sirona	$(45)	$(4)	$(25)	$14

Weighted average common shares outstanding	199.3	205.6	199.2	206.5

Basic (loss) earnings per common share	$(0.22)	$(0.02)	$(0.13)	$0.07

Diluted (loss) earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Net (loss) income attributable to Dentsply Sirona	$(45)	$(4)	$(25)	$14

Weighted average common shares outstanding	199.3	205.6	199.2	206.5
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	—	0.8
Total weighted average diluted shares outstanding	199.3	205.6	199.2	207.3

Diluted (loss) earnings per common share	$(0.22)	$(0.02)	$(0.13)	$0.07

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	0.5	0.5	0.7	—

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	5.7	4.2	4.6	4.1

NOTE 6 – SEGMENT INFORMATION

The Company has four operating segments, organized primarily by product, which are also the Company’s reportable segments. These are (i) Connected Technology Solutions, (ii) Essential Dental Solutions, (iii) Orthodontic and Implant Solutions, and (iv) Wellspect Healthcare. These operating segments are identified in accordance with how the Company’s chief operating decision maker (“CODM”) regularly reviews financial results and uses this information to evaluate the Company’s performance and allocate resources. The Company’s CODM is the Chief Executive Officer.

The Company’s reportable segment information was as follows:

	Three Months Ended June 30,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$243	$387	$226	$80	$936

Adjusted cost of products sold (a)	140	138	98	33
Adjusted selling expenses (b)	54	72	54	13
Adjusted G&A expenses (b)	20	20	17	7
Adjusted R&D expenses (c)	17	6	12	2

Segment adjusted operating income	$12	$151	$45	$25	$233

Reconciling items (income) expense:
Unallocated corporate costs (d)					$68
Interest expense, net					24
Other expense (income), net					1
Goodwill and intangible asset impairments					235
Restructuring and other costs					4
Amortization of intangibles					54
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					—
Loss before income taxes					$(153)

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
(d) Unallocated corporate costs consist of general corporate expenses including corporate headcount costs, depreciation and amortization, certain professional service fees, and other operating costs which are not assigned to a specific segment.

	Three Months Ended June 30,
(in millions)	2024

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$253	$375	$276	$80	$984

Adjusted cost of products sold (a)	150	147	106	32
Adjusted selling expenses (b)	61	80	81	14
Adjusted G&A expenses (b)	20	18	33	7
Adjusted R&D expenses (c)	19	5	14	3

Segment adjusted operating income	$3	$125	$42	$24	$194

Reconciling items (income) expense:
Unallocated corporate costs (d)					$69
Interest expense, net					17
Other expense (income), net					(1)
Goodwill and intangible asset impairments					—
Restructuring and other costs					21
Amortization of intangibles					54
Income before income taxes					$34

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
(d) Unallocated corporate costs consist of general corporate expenses including corporate headcount costs, depreciation and amortization, certain professional service fees, and other operating costs which are not assigned to a specific segment.

	Six Months Ended June 30,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$478	$740	$443	$154	$1,815

Adjusted cost of products sold (a)	275	262	191	60
Adjusted selling expenses (b)	112	142	108	26
Adjusted G&A expenses (b)	38	38	39	13
Adjusted R&D expenses (c)	34	11	23	5

Segment adjusted operating income	$19	$287	$82	$50	$438

Reconciling items (income) expense:
Unallocated corporate costs (d)					$155
Interest expense, net					43
Other expense (income), net					1
Goodwill and intangible asset impairments					235
Restructuring and other costs					13
Amortization of intangibles					99
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Loss before income taxes					$(109)

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
(d) Unallocated corporate costs consist of general corporate expenses including corporate headcount costs, depreciation and amortization, certain professional service fees, and other operating costs which are not assigned to a specific segment.

	Six Months Ended June 30,
(in millions)	2024

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$500	$739	$547	$151	$1,937

Adjusted cost of products sold (a)	296	285	206	59
Adjusted selling expenses (b)	122	163	164	27
Adjusted G&A expenses (b)	39	39	67	13
Adjusted R&D expenses (c)	38	12	26	5

Segment adjusted operating income	$5	$240	$84	$47	$376

Reconciling items (income) expense:
Unallocated corporate costs (d)					$148
Interest expense, net					35
Other expense (income), net					(8)
Goodwill and intangible asset impairments					6
Restructuring and other costs					22
Amortization of intangibles					108
Income before income taxes					$65

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
(d) Unallocated corporate costs consist of general corporate expenses including corporate headcount costs, depreciation and amortization, certain professional service fees, and other operating costs which are not assigned to a specific segment.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Connected Technology Solutions	46	43	89	86
Essential Dental Solutions	8	8	17	17
Orthodontic and Implant Solutions	23	25	42	50
Wellspect Healthcare	5	5	7	9
All other (a)	6	5	12	10
Total	88	86	167	172
(a) Includes unallocated corporate costs for depreciation and amortization.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2025	December 31, 2024

Raw materials and supplies	$198	$172
Work-in-process	88	72
Finished goods	389	320
Inventories, net	$675	$564

The Company’s inventory reserve was $103 million and $98 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Cost of products sold	$—	$1	$—	$1
Selling, general, and administrative expenses	—	1	1	4
Restructuring and other costs	4	21	13	22
Total restructuring and other costs	$4	$23	$14	$27

Restructuring and other costs of $13 million recorded in the first six months of 2025 consisted primarily of employee severance benefits and other restructuring costs for various restructuring actions, including the continuation of the global supply chain transformation initiatives from prior years, and for the plan approved by the Board of Directors of the Company on July 29, 2024 (the “2024 Plan”).

With the 2024 Plan, the Company seeks to improve operational performance and drive stockholder value creation. In connection with the 2024 Plan, which is expected to be substantially completed by the end of 2025, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. Actions taken under the 2024 Plan seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. As of June 30, 2025, the Company has incurred $30 million in restructuring charges under the 2024 Plan since its inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be paid by the end of 2025. Remaining restructuring charges attributable to the 2024 Plan are not expected to be material.

With the restructuring plan approved by the Board of Directors of the Company on February 14, 2023 (the “2023 Plan”), the Company sought to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings. The 2023 Plan’s annual cost savings target of $200 million has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global Enterprise Resource Planning (“ERP”) system, and other transformation initiatives. As of June 30, 2025, the Company has incurred $86 million in restructuring charges under the 2023 Plan since its inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities, which mostly consist of consulting, legal, and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at June 30, 2025 was as follows:

	Severance
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$13	$19	$—	$32
Provisions	1	2	9	12
Amounts applied	(10)	(16)	(1)	(27)
Change in estimates	(2)	—	—	(2)
Balance at June 30, 2025	$2	$5	$8	$15

	Other Restructuring Costs
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$1	$—	$—	$1
Provisions	1	—	—	1
Amounts applied	(1)	—	—	(1)
Balance at June 30, 2025	$1	$—	$—	$1
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2024	Provisions	Amounts Applied	Change in Estimates	June 30, 2025

Connected Technology Solutions	$9	$3	$(9)	$(2)	$1
Essential Dental Solutions	11	—	(6)	—	5
Orthodontic and Implant Solutions	9	2	(4)	—	7
Wellspect Healthcare	3	1	(2)	—	2
All Other	1	7	(7)	—	1
Total	$33	$13	$(28)	$(2)	$16

NOTE 9 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company’s business activities and operations expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and cash flows. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert fixed rate debt into variable rate debt or vice versa. The Company does not hold derivative instruments for trading or speculative purposes.

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2025 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Hedges of Net Investments
Foreign exchange forward contracts	$898	$220
Cross currency basis swaps	315	—
Total derivative instruments designated as hedges of net investments	$1,213	$220

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	—	—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$572	$572
Total derivative instruments not designated as hedges	$572	$572

Cash Flow Hedges

Interest Rate Risk Management

The Company enters into interest rate swap contracts to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of June 30, 2025 and December 31, 2024, $15 million and $16 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At June 30, 2025, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Loss.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instrument is amortized on a straight-line basis in Other expense (income), net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows, except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

The fair value of the foreign currency exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

On July 1, 2025, the Company entered into a series of USD to CHF cross-currency basis swaps with a total notional amount of $1.1 billion. The cross-currency basis swaps were designated as a hedge of net investments at inception. The following table summarizes the details of the cross-currency basis swaps.

(in millions)
Tenor	Notional Value	Interest Rate	Maturity Date
5 Year	$550	4.519%	June 12, 2030
7 Year	$275	4.415%	July 1, 2032
10 Year	$275	4.301%	July 1, 2035

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

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Three Months Ended June 30,
	2025			2024
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$446	$24	$1	$473	$17	$(1)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Interest rate swaps	$—	$1	$—	$—	$1	$—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(2)	$—	$—	$(1)
Foreign exchange forward contracts	—	—	(6)	—	—	(6)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$2	$—
Foreign exchange forward contracts	—	—	—	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$13	$—	$—	$—

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,		Consolidated Statements of Operations Location	Three Months Ended June 30,
(in millions)	2025	2024		2025	2024

Cash Flow Hedges
Interest rate swaps	—	—	Interest expense, net	(1)	(1)

Hedges of Net Investments
Cross currency basis swaps	$(24)	$4	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(91)	(6)	Other expense (income), net	—	—

	Six Months Ended June 30,
	2025			2024
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$859	$43	$1	$920	$35	$(8)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Interest rate swaps	$—	$2	$—	$—	$2	$—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(2)	$—	$—	$(2)
Foreign exchange forward contracts	—	—	(12)	—	—	(12)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$3	$—	$—	$4	$—
Foreign exchange forward contracts	—	—	—	—	—	(1)

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$12	$—	$—	$—

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,		Consolidated Statements of Operations Location	Six Months Ended June 30,
(in millions)	2025	2024		2025	2024

Cash Flow Hedges
Interest rate swaps	—	—	Interest expense, net	(2)	(2)

Hedges of Net Investments
Cross currency basis swaps	$(29)	$8	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(107)	32	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$17	$66
Interest rate swaps	—	—	4	11
Cross currency basis swaps	4	—	—	15
Total	$4	$—	$21	$92

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$16	$—
Total	$4	$—	$16	$—

	December 31, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$9	$—	$1
Interest rate swaps	—	—	4	17
Cross currency basis swaps	4	14	—	—
Total	$9	$23	$4	$18

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$8	$—
Total	$4	$—	$8	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2025 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Total assets	$4	$—	$4	$(4)	$—	$—

Liabilities
Foreign exchange forward contracts	$99	$—	$99	$(4)	$—	$95
Interest rate swaps	15	—	15	—	—	15
Cross currency basis swaps	11	—	11	—	—	11
Total liabilities	$125	$—	$125	$(4)	$—	$121

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$18	$—	$18	$(5)	$—	$13
Cross currency basis swaps	18	—	18	(6)	—	12
Total assets	$36	$—	$36	$(11)	$—	$25

Liabilities
Foreign exchange forward contracts	$9	$—	$9	$(4)	$—	$5
Interest rate swaps	21	—	21	(7)	—	14
Total liabilities	$30	$—	$30	$(11)	$—	$19

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company’s total debt were $2,329 million and $2,402 million, respectively, at June 30, 2025. At December 31, 2024, the estimated fair and carrying values were $2,037 million and $2,135 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at June 30, 2025 and December 31, 2024 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$4	$—	$4	$—
Total assets	$4	$—	$4	$—

Liabilities
Interest rate swaps	$15	$—	$15	$—
Cross currency basis swaps	11	—	11	—
Foreign exchange forward contracts	99	—	99	—
Total liabilities	$125	$—	$125	$—

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$18	$—	$18	$—
Foreign exchange forward contracts	18	—	18	—
Total assets	$36	$—	$36	$—

Liabilities
Interest rate swaps	$21	$—	$21	$—
Foreign exchange forward contracts	9	—	9	—
Contingent consideration on acquisitions	4	—	—	4
Total liabilities	$34	$—	$30	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the six months ended June 30, 2025.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2025 and 2024 were 71.2% and 114.4%, respectively. For the six months ended June 30, 2025 and 2024 the rates were 76.9% and 81.2%, respectively. The decrease in effective tax rate is primarily driven by additional impairments recorded in the three and six months ended June 30, 2025.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had no outstanding borrowings under the commercial paper facility at June 30, 2025 and $410 million in outstanding borrowings under the commercial paper facility at December 31, 2024, and the Company had no outstanding borrowings under the multi-currency revolving credit facility at June 30, 2025 and December 31, 2024. The Company also has access to $44 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $7 million.

On March 19, 2025, the Company entered into a 364-day term loan of $435 million with a maturity date of March 18, 2026 (the “Bridge Loan Facility”). The proceeds were $432 million, net of issuance fees totaling $3 million. The net proceeds from the Bridge Loan Facility were used to repay indebtedness under the Company’s commercial paper facility and pre-fund repayment of certain other short-term indebtedness. Subsequently, on June 12, 2025, the Company issued $550 million aggregate principal amount of 8.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (the “Notes”) through a public offering. The proceeds from the sale of the Notes were $545 million after deduction of underwriters’ fees. On June 12, 2025, the Company used a portion of these proceeds to repay in full the outstanding principal and accrued interest due under the Bridge Loan Facility, which was then terminated as a result of the repayment. The Company intends to use the remaining proceeds from the sale of the Notes for general corporate purposes.

At June 30, 2025, the weighted-average interest rate for short-term debt was 4.8%.

At June 30, 2025, the Company had $737 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility, term loans, and senior notes contain certain affirmative and negative debt covenants relating to the Company’s operations and financial condition. On June 3, 2025, the Company entered into agreements with the applicable noteholders to amend certain provisions of its private placement notes and also obtained the consent of the requisite lenders under its revolving credit facility to amend certain provisions of that credit agreement. Under the amended terms, the Company and the relevant counterparties agreed to, among other things: (i) establish a financial covenant requiring that the ratio of senior debt to capitalization shall not exceed 0.6, (ii) increase the maximum allowable consolidated leverage ratio to 0.65, (iii) adjust the German subsidiary debt to be treated as permitted debt under a newly designated standalone basket, and (iv) implement provisions governing interest rate adjustments in the event that the Company’s credit rating is downgraded below investment grade. At June 30, 2025, the Company was in compliance with the aforementioned provisions.

Interest expense, net includes interest income of $3 million and $5 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense, net includes interest income of $7 million and $10 million for the six months ended June 30, 2025 and 2024, respectively. Interest income primarily relates to interest-bearing cash equivalents.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company’s policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate a given asset might be impaired. For the goodwill impairment tests as of April 1, 2025, the Company utilized an income-based approach for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment and performed a qualitative assessment for the other two reporting units with goodwill balances, due to the significant excess of fair value over carrying value for those units.

As a result of the annual goodwill impairment test, the Company determined that the fair value of the Implant & Prosthetic Solutions reporting unit was below its carrying value. Fair value was determined using a discounted cash flow model based on inputs developed from internal and market-based data, including ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 12.5%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit’s business. The reduction in fair value for the Implant & Prosthetic Solutions reporting unit determined by this model was primarily driven by the impact of tariffs and lower projected volumes, due partly to competitive pressures, particularly in the United States and European markets. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term. As a result of this test, the Company recorded a pre-tax goodwill impairment charge as of June 30, 2025 of $156 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment, which was recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations. Based on the qualitative assessment performed for the other reporting units, the Company believes there is no indication that the carrying value more likely than not exceeds the fair value in each case as of April 1, 2025.

Indefinite-lived intangible assets were assessed either through a computation of fair value using an income approach, specifically a relief from royalty method for acquired trade names and trademarks, or through a qualitative assessment for in-process research and development (“R&D”). The Company’s significant assumptions in the relief from royalty method include, but were not limited to, discount rates (ranging from 11.0% to 15.0%), revenue growth rates (including perpetual growth rates) and royalty rates, all of which were determined using the judgment of management. Other assumptions are consistent with those applied to goodwill impairment testing. These assumptions for both the goodwill and indefinite-lived intangible asset tests were developed in consideration of current market conditions and future expectations which include, but were not limited to, impact from competition and new product developments. In conjunction with this annual test, the Company identified impairments of certain indefinite-lived intangible assets including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of the trade names and trademarks was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s premium equipment and implant products due partly to competitive pressure, which is contributing to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended June 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets during the course of the quarter and concluded there were no such indicators. However, following the impairments taken during the quarter, the fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments continued to approximate carrying values as of June 30, 2025. Any further decline in key assumptions, such as an increase in the discount rate by 50 basis points or further reduction in projected revenues or margins, would likely lead to additional material impairments of the Implant & Prosthetic Solutions reporting unit, the above-mentioned intangible assets, or both. Remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $376 million as of June 30, 2025, which represents all remaining goodwill within the Orthodontic and Implant Solutions segment. The remaining carrying values of the indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments approximate fair value and were $109 million and $95 million, respectively, as of June 30, 2025.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2024
Goodwill	$291	$829	$1,276	$265	$2,661
Accumulated impairment losses	(291)	—	(773)	—	(1,064)
Goodwill, net at December 31, 2024	—	829	503	265	1,597

Impairment	—	—	(156)	—	(156)
Foreign Currency Translation	—	31	29	27	87

Balance at June 30, 2025
Goodwill	$291	$860	$1,305	$292	$2,748
Accumulated impairment losses	$(291)	$—	$(929)	$—	$(1,220)
Goodwill, net at June 30, 2025	$—	$860	$376	$292	$1,528

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,787	$(1,263)	$524	$1,639	$(1,079)	$560
Trade names and trademarks	84	(78)	6	79	(73)	6
Licensing agreements	44	(30)	14	29	(28)	1
Customer relationships	1,102	(813)	289	1,019	(716)	303
Total definite-lived	3,017	(2,184)	833	2,766	(1,896)	870

Indefinite-lived trade names and trademarks	$295	$—	$295	$332	$—	$332
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	300	—	300	337	—	337

Total identifiable intangible assets	$3,317	$(2,184)	$1,133	$3,103	$(1,896)	$1,207

In the six months ended June 30, 2025, the Company acquired naming and certain other rights to a university dental laboratory in exchange for $14 million of equipment and consumable products to be transferred to the university through 2040. These rights were recorded as an intangible asset to be amortized over a fifteen-year period, with an offsetting contract liability that will be relieved as the equipment and products are provided to the university.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York (the “EDNY Court”) against the Company and certain individual defendants. The case was narrowed following its inception. The plaintiff’s claims which, as discussed below, have now been preliminarily approved for settlement, are that the Company and certain individual defendants violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products. In addition, the plaintiff alleges that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between May 6, 2016 and August 7, 2018. The plaintiff asserts claims on behalf of a putative class consisting of all purchasers of the Company’s stock during the period from December 8, 2015 through August 6, 2018. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the EDNY Court on March 29, 2023, and the Company’s answer to the second amended complaint was filed on May 12, 2023. Following additional motion practice—which remained outstanding with the EDNY Court—and discovery, the parties engaged in settlement discussions with the assistance of a mediator, and, in January 2025, reached a settlement in principal to resolve the case in full for $84 million. In connection with the settlement, the Company received an offsetting insurance receivable of approximately $78 million and paid the rest in cash. The excess of the settlement liability over the corresponding insurance policy receivable resulted in $6 million of legal expense which was recorded during the year ended December 31, 2024. The settlement agreement, which was negotiated and signed in January, was preliminarily approved by the EDNY Court. A final settlement approval hearing is scheduled for September 10, 2025.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs’ opposition to Defendants’ motion to dismiss was filed on December 8, 2023, and Defendants’ reply was filed on January 8, 2024. The motion to dismiss was granted as to Mr. Chadha and granted in part and denied in part as to the Company, Mr. Casey, and Mr. Gomez in a ruling by the SDNY Court on May 1, 2024. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint class counsel. Defendants’ opposition to Lead Plaintiffs’ motion was filed on December 20, 2024, and Lead Plaintiffs’ reply was filed on February 28, 2025. On July 10, 2025, the SDNY Court granted Lead Plaintiffs’ motion for class certification, appointed the Lead Plaintiffs as class representatives, and appointed class counsel.

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

On November 26, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned North Collier Fire Control and Rescue District Firefighters’ Retirement Plan v. Dentsply Sirona Inc., et al., No. 1:24-cv-09083 (the “North Collier Action”). On December 18, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Calvin v. Dentsply Sirona Inc., et al., No. 1:24-cv-09764 (the “Calvin Action”), and on December 19, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Key West Police & Fire Pension Fund v. Dentsply Sirona Inc., et al., No. 1:24-cv-09819 (the “Key West Action”). The complaints in these three cases allege that, for different alleged class periods over the period from May 6, 2021 through November 6, 2024, the Company and certain current and former officers violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the performance of the Company’s Byte aligners business, following the Company’s acquisition of Byte LLC in December 2020. On February 21, 2025, the SDNY Court entered an order consolidating the North Collier Action, the Calvin Action, and the Key West Action under the caption In re Dentsply Sirona, Inc. Securities Litigation, No. 24-cv-9083 (the “2024 Securities Litigation”), and appointed lead plaintiffs and lead counsel for the consolidated case. An amended complaint was filed on May 9, 2025. On July 8, 2025, the Company and certain current and former officers of the Company filed a motion to dismiss the amended complaint.

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

On April 29, 2025, the SDNY Court issued an order consolidating and staying the O’Connor Derivative Litigation and the Andreotti Derivative Litigation.

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

Mr. Gobbetti claims that he is entitled to receive the €7 million outstanding balance of the purchase price under the SPA, plus €21 million for damages incurred as a consequence of the failure to make the payment. Mr. Gobbetti claims that he has a right to receive the full purchase price under the SPA even if the conditions set out in the SPA to deliver a prototype of the MHT S.p.A. camera by July 2013 were not met. On May 15, 2023, DSI filed its initial statement of defense denying that Mr. Gobbetti and the other sellers were entitled to receive the funds deposited in the Escrow Account and further disputing the allegations. Following the constitution of the arbitral tribunal, hearings were held on September 13, 2023 and January 19, 2024, to illustrate and discuss the positions of the parties. The parties also developed their arguments in several rounds of defensive briefs. The final submissions were completed on April 15, 2024, and the final hearing for discussion took place on May 8, 2024. On July 22, 2024, the arbitral tribunal rejected all of Mr. Gobbetti’s claims, ruling that the Company had met its contractual obligations under the SPA, particularly regarding the balance of the purchase price. The arbitral tribunal also dismissed Mr. Gobbetti’s claims in tort and those pertaining to the FA for lack of jurisdiction and lack of capacity for the Company to be sued. The arbitral tribunal observed that such claims should have been brought against SIRONA Holdings GmbH, which is a party to the FA but not to the SPA, before the Court of Salzburg in Austria based on the jurisdictional clause of the FA.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At June 30, 2025, non-cancelable purchase commitments were as follows:

(in millions)

2025	$94
2026	107
2027	66
2028	43
2029	—
Thereafter	—
Total	$310
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the 2024 Form 10-K.

The table above includes commitments under the Company’s agreement with a cloud services provider supporting the Company’s digital platform which requires minimum purchases totaling $73 million through 2028.

Indemnification

In the normal course of business to facilitate sales of the Company’s products and services, the Company indemnifies certain parties, including customers, vendors, lessors, services providers, and others, with respect to certain matters, including, but not limited to, services to be provided by or for the Company, and intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, the Company has a limited history of prior indemnification claims, and the payments made under such agreements have not had a material effect on the Company’s results of operations, cash flows or financial position. Except as noted in the “Contingencies” section herein, as of June 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible. However, to the extent that valid indemnification claims arise in the future, future payments by the Company could be significant and could have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

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

The impact of global economic conditions

Various headwinds are expected to weigh on global growth throughout the remainder of 2025, due in large part to increasing uncertainties related to global trade policies and inflation. Weaker overall growth in the United States and narrowing interest rate differentials suggest the potential for further depreciation of the U.S. dollar and heightened risk of recession. Markets in several other regions, including Europe, have continued to experience varying degrees of pressures inhibiting growth and face concerns about the systemic impacts of adverse economic conditions and geopolitical events. Changes in trade policy, supply chain constraints, higher energy costs, labor shortages, and geopolitical tensions in the Middle East and Ukraine have all contributed to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates. In recent years, the Company has experienced higher prices for certain raw materials, including electronic components, which have led to a negative impact on margins. The Company may not be successful in its efforts to fully mitigate or offset the impacts of cost inflation.

The challenging macroeconomic conditions have impacted consumer confidence, ability and willingness of clinicians to obtain financing to purchase equipment, and consumer discretionary spending for elective procedures, leading to adverse impacts on the Company’s results of operations. The Company has taken actions to attempt to mitigate the effects of the macroeconomic conditions and may take further actions in the future. While patient volumes have largely remained stable in the United States, the impact of macroeconomic declines and high interest rates has been particularly apparent in Germany, which represented 11% of the Company’s sales for the six months ended June 30, 2025. Germany was in a recession for most of 2023 and 2024, largely due to persistent high inflation and falling household spending. The Company anticipates that the challenging macroeconomic and market conditions in Germany are likely to persist and may negatively impact sales of equipment in 2025, despite moderate growth in the first half of the year.

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

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States and other countries. The U.S. government has recently implemented or is in the process of implementing various tariffs on the importation of goods from certain countries, a number of which are applicable to the Company’s supply chain, operations, and sales, including a baseline 10% tariff on all foreign goods, a 15% tariff in lieu of the baseline tariff on goods from countries in the European Union, and higher incremental tariff rates on goods imported from other specified nations.

The tariffs enacted and proposed by the Trump Administration to date and retaliatory tariffs by other countries could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant share of the dental equipment that we sell in the United States is manufactured in Europe. Europe is also a major market for our products, including certain consumable products made in the United States, while sales in China represent less than 5% of the Company’s global sales on an annual basis. We continue to monitor and evaluate the ongoing and potential impacts of the tariffs and changes in trade policy, whether implemented or proposed, on our supply chain, costs, net sales and profitability. We have implemented and continue to evaluate additional strategies that would mitigate such impacts, including competitive pricing strategies to offset tariffs and evaluating potential sourcing options that work with our vendors and merchants to seek to minimize products sourced from high tariff rate countries, both for existing products and for new product development. The impact that these tariffs and changes in trade policy will ultimately have on our financial results remains uncertain, including the impact on demand for our products in certain markets if prices rise as a consequence of import tariffs. For additional information, see Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

The impact of geopolitical conflicts

Geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from both the Russia-Ukraine conflict and the conflict in the Middle East, neither of which has eased during the second quarter. Overall, the Company’s operations in Russia, Ukraine, and Israel have not been materially impacted by these conflicts.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the six months ended June 30, 2025, net sales of products produced at these sites comprised approximately 3% of our consolidated net sales and 13% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $163 million as of June 30, 2025, consisting primarily of acquired technology, property, plant and equipment, cash, and inventory associated with our operations in the country.

In May 2024, in response to ongoing military actions by Israel in the Gaza strip, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market, which were still in effect as of June 30, 2025. Sales of our products made in Israel and sold in Turkey have historically represented approximately 1% of our global sales of the Implant & Prosthetic Solutions reporting unit, but this product category is an area of relatively high potential growth. The loss of sales to Turkey has been partially offset by sales of implants produced outside of Israel. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the six months ended June 30, 2025, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $99 million as of June 30, 2025. These net assets include $61 million of cash and cash equivalents held within Russia as of June 30, 2025, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes. It is unclear whether the remaining financial institutions which the Company relies upon for bank transfers from Russia will ultimately be able to continue facilitating payments, or for how long. If these restrictions on cash transfers from Russia worsen, or if we are not able to obtain long-term relief from these restrictions, we may need to take additional actions, including potential suspension of our business in Russia.

Distribution arrangements
In July 2024, the Company delivered a one-year notice of non-renewal in connection with its non-exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the distribution of dental equipment in the United States and Canada. The Company remains engaged in discussions for new distribution agreements with Patterson. It is anticipated that Patterson will continue to be one of the Company’s two largest distributors as a percentage of the Company’s global revenue while negotiations continue. However, failure to successfully renegotiate the distribution agreements or secure potential new agreements with another distributor could have a material adverse effect on the Company’s business, operating results and financial condition. For additional information, see Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

RESULTS OF OPERATIONS, THREE AND SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2024

Net Sales

The Company presents net sales comparing the current year periods to the prior year periods. In addition, the Company also presents changes in net sales on a constant currency basis, which is a Non-GAAP measure. The Company defines “constant currency” as the reported net sales adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates.

Constant currency is an important internal measure for the Company, and its senior management receives a monthly analysis of operating results that includes constant currency. The performance of the Company is measured on this metric along with other performance metrics.

The Company discloses changes in constant currency to allow investors to evaluate the performance of the Company’s operations exclusive of the items listed above that may impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this supplemental information is helpful in understanding underlying net sales trends. Our measure of constant currency may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$936	$984	$(48)	(4.9%)	$1,815	$1,937	$(122)	(6.3%)
Favorable (unfavorable) foreign exchange impact				1.8%				(0.7%)
Constant currency				(6.7%)				(5.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for both the three and six months ended June 30, 2025 was driven by lower volumes in the Orthodontic and Implant Solutions segment as a result of the suspension of Byte sales, as well as lower volumes of CAD/CAM, imaging, and implants and prosthetics products. These decreases were partially offset by growth in the Essential Dental Solutions segment.

Net Sales by Segment

Connected Technology Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$243	$253	$(10)	(3.8%)	$478	$500	$(22)	(4.3%)
Favorable (unfavorable) foreign exchange impact				2.1%				(1.1%)
Constant currency				(5.9%)				(3.2%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for both the three and six months ended June 30, 2025 was primarily due to lower volumes of CAD/CAM and imaging products, particularly in the United States, driven in part by lower demand and competitive pressures including pricing. The decrease was partially offset by higher volumes of imaging and treatment center equipment in Europe.

Essential Dental Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$387	$375	$12	2.9%	$740	$739	$1	0.1%
Favorable (unfavorable) foreign exchange impact				1.8%				(0.7%)
Constant currency				1.1%				0.8%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales increase on a constant currency basis for the three months ended June 30, 2025 was primarily driven by higher volumes of restorative and endodontic products in Rest of World, partially offset by lower volumes for preventive products in the United States and Europe.

The net sales increase on a constant currency basis for the six months ended June 30, 2025 was primarily due to higher volumes and new product launches in Europe and Rest of World, partially offset by lower volumes of restorative products in the United States.

Orthodontic and Implant Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$226	$276	$(50)	(18.1%)	$443	$547	$(104)	(19.1%)
Favorable (unfavorable) foreign exchange impact				1.3%				(0.5%)
Constant currency				(19.4%)				(18.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for both the three and six months ended June 30, 2025 was driven by the suspension of Byte sales which affected volumes of aligners in the United States, as well as lower volumes for implants and prosthetics products in the United States and Europe. The decrease was partially offset by higher volumes of orthodontic products in Europe. Additionally, the Company refined its estimate of expected customer refunds for the Byte aligner business during the three and six months ended June 30, 2025, resulting in a $4 million and $12 million favorable adjustment to net sales, respectively.

Wellspect Healthcare

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$80	$80	$—	1.2%	$154	$151	$3	2.2%
Favorable (unfavorable) foreign exchange impact				3.7%				(0.2%)
Constant currency				(2.5%)				2.4%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three months ended June 30, 2025 was primarily due to lower volumes in the United States as a result of the benefit of an initial stocking order from a new distributor in the prior year, partially offset by new product launches.

The net sales increase on a constant currency basis for the six months ended June 30, 2025 was due to higher volumes across Europe and Rest of World, driven in part by new product launches and favorable product mix, partially offset by the initial stocking order in the prior year stated above.

Net Sales by Region

United States

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$293	$360	$(67)	(18.3%)	$595	$715	$(120)	(16.8%)
Unfavorable foreign exchange impact				—%				(0.2%)
Constant currency				(18.3%)				(16.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three months ended June 30, 2025 was primarily due to the suspension of Byte sales, lower volumes and unfavorable pricing of CAD/CAM equipment, as well as lower volumes for imaging equipment and implants and prosthetics products. Volumes for imaging and CAD/CAM products were not significantly impacted by changes in the levels of distributor inventory during the three months ended June 30, 2025.

The net sales decrease on a constant currency basis for the six months ended June 30, 2025 was primarily driven by the suspension of Byte sales. The decrease was also due to lower volumes of CAD/CAM and imaging equipment, implants and prosthetics products, and preventive and restorative products, partially offset by higher volumes of treatment centers. Distributor inventory levels for imaging products were stable in the six months ended June 30, 2025, while sales in the comparative six months ended June 30, 2024 were negatively impacted by a decrease in distributor inventory levels of approximately $12 million. Volumes for CAD/CAM products were negatively affected by a decrease in distributor inventory levels approximating $15 million in the six months ended June 30, 2025 compared to a lower decrease of approximately $7 million in the six months ended June 30, 2024. Distributor inventory levels for both CAD/CAM and imaging products at June 30, 2025 approximate historical averages.

Europe

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$404	$387	$17	4.3%	$766	$763	$3	0.5%
Favorable foreign exchange impact				4.7%				0.2%
Constant currency				(0.4%)				0.3%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three months ended June 30, 2025 was primarily due to lower volumes of implants and prosthetics products due to competitive pressures, offset by higher volumes of imaging equipment and treatment centers within the Connected Technology Solutions segment and higher volumes of orthodontic products.

The net sales increase on a constant currency basis for the six months ended June 30, 2025 was primarily due to higher volumes of imaging equipment, instruments, and treatment centers within the Connected Technology Solutions segment, higher volumes of restorative and endodontic products in the Essential Dental Solutions segment, and higher volumes in the Wellspect Healthcare business, primarily driven by new product launches. These increases were offset by lower volumes and unfavorable pricing of CAD/CAM equipment and lower volumes of implants and prosthetics products.

Rest of World

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$239	$237	$2	0.5%	$454	$459	$(5)	(1.1%)
Unfavorable foreign exchange impact				—%				(2.9%)
Constant currency				0.5%				1.8%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales increase on a constant currency basis for the three and six months ended June 30, 2025 was primarily driven by higher volumes of products within the Essential Dental Solutions segment, implants, and Wellspect Healthcare products, partially offset by lower volumes of imaging and CAD/CAM equipment and prosthetics products.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Gross profit	$490	$511	$(21)	(4.0%)	$956	$1,017	$(61)	(6.0%)

Gross profit as a percentage of net sales	52.4%	51.9%	50 bps		52.7%	52.5%	20 bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales for the three months ended June 30, 2025 increased primarily due to lower manufacturing costs and a benefit from foreign currency translation. These increases were partially offset by unfavorable product mix and pricing for CAD/CAM and implants products.

Gross profit as a percentage of net sales for the six months ended June 30, 2025 was mostly flat with a slight increase primarily due to lower manufacturing costs mostly offset by unfavorable product mix and pricing for CAD/CAM and implants products.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$342	$399	$(57)	(14.5%)	$700	$814	$(114)	(14.0%)
Research and development expenses (“R&D”)	37	41	(4)	(8.6%)	73	83	(10)	(11.8%)
Goodwill and intangible asset impairments	235	—	235	NM	235	6	229	NM
Restructuring and other costs	4	21	(17)	NM	13	22	(9)	NM

SG&A as a percentage of net sales	36.5%	40.6%	(410) bps		38.6%	42.0%	-340 bps
R&D as a percentage of net sales	4.0%	4.1%	(10) bps		4.0%	4.3%	(30) bps
Percentages are based on actual values and may not reconcile due to rounding.

NM - Not meaningful

SG&A Expenses

The decrease in SG&A expenses for the three and six months ended June 30, 2025 was primarily driven by lower headcount and advertising costs for Byte products. The decrease was also due to lower headcount costs as a result of restructuring and cost-saving initiatives.

R&D Expenses

For the three and six months ended June 30, 2025, R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

For the three and six months ended June 30, 2025, the Company recorded pre-tax goodwill impairment charges of $156 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The Company also recorded intangible asset impairment charges of $64 million within the Connected Technology Solutions unit and $15 million within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $4 million and $13 million for the three and six months ended June 30, 2025, respectively, and $21 million and $22 million for the three and six months ended June 30, 2024, respectively. The expenses in 2025 primarily consist of costs in connection with various restructuring initiatives. The expenses in 2024 consisted primarily of severance costs in conjunction with the restructuring plan announced in February 2023. For further details refer to Material Trends in Capital Resources below, and Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)(a)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Connected Technology Solutions	$12	$3	$9	231.0%	$19	$5	$14	274.0%

Essential Dental Solutions	151	125	26	21.5%	287	240	$47	19.3%

Orthodontic and Implant Solutions	45	42	3	6.2%	82	84	$(2)	(3.0%)

Wellspect Healthcare	25	24	1	1.1%	50	47	$3	7.6%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The increase in segment adjusted operating income for both the three and six months ended June 30, 2025 is due to lower headcount-related costs, partially offset by lower net sales on a constant currency basis.

Essential Dental Solutions

The increase in segment adjusted operating income for the three and six months ended June 30, 2025 is due to lower headcount costs, lower professional service costs, and higher net sales on a constant currency basis.

Orthodontic and Implant Solutions

The increase in segment adjusted operating income for the three months ended June 30, 2025 is due to lower headcount costs and professional service costs, as well as favorable adjustments for estimated customer refunds and bad debt reserves for the Byte aligner business, partially offset by lower net sales on a constant currency basis.

The decrease in segment adjusted operating income for the six months ended June 30, 2025 is due to the lower volumes of direct-to-consumer aligners and implants and prosthetics products, partially offset by lower headcount costs and professional service costs, as well as favorable adjustments for estimated customer refunds and bad debt reserves for the Byte aligner business.

Wellspect Healthcare

The increase in segment adjusted operating income for the three months ended June 30, 2025 is due to favorable headcount costs, partially offset by lower net sales on a constant currency basis.

The increase in segment adjusted operating income for the six months ended June 30, 2025 is due to higher net sales on a constant currency basis, as well as favorable absorption.

Other Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Interest expense, net	$24	$17	$7	34.5%	$43	$35	$8	21.7%
Other expense (income), net	1	(1)	2	NM	1	(8)	9	NM
Net interest and other expense (income)	$25	$16	$9		$44	$27	$17
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 primarily due to a higher average carrying balance of total borrowings.

Other expense (income), net

Other expense (income), net for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	2025	2024	$ Change	% Change

Foreign exchange gains	$1	$(4)	$5	$—	$(14)	$14
Defined benefit pension plan expenses	2	2	—	3	4	(1)
Other non-operating (income) expense	(2)	1	(3)	(2)	2	(4)
Other expense (income), net	$1	$(1)	$2	$1	$(8)	$9	NM

Income Taxes and Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2024	$ Change	2025	2024	$ Change

Provision for income taxes	$(109)	$38	$(147)	$(84)	$52	$(136)

Effective income tax rate	71.2%	114.4%		76.9%	81.2%

Net loss attributable to Dentsply Sirona	$(45)	$(4)	$(41)	$(25)	$14	$(39)

Diluted (loss) earnings per common share	$(0.22)	$(0.02)		$(0.13)	$0.07
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended June 30, 2025 and 2024 were 71.2% and 114.4%, respectively. For the six months ended June 30, 2025 and 2024, the rates were 76.9% and 81.2%, respectively. The decrease in effective tax rate is primarily driven by additional impairment recorded in the three and six months ended June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes significant provisions, including tax cut extensions and modifications to the international tax framework. The Company is currently assessing the implication of the OBBBA and will reflect the impact in future quarters, starting in the third quarter of 2025.

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

Impairment Test Results

The Company assessed the goodwill of its reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2025. As a result of the Company’s April 1 impairment test, it was determined that the fair values of its Implant & Prosthetic Solutions reporting unit and certain indefinite-lived intangible assets, including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment were below their carrying values.

The reduction in fair value for the Implant & Prosthetic Solutions reporting unit determined by this model was primarily driven by the impact of tariffs and lower projected volumes, due partly to competitive pressures, particularly in the United States and European markets. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term. As a result of this test, the Company recorded a pre-tax goodwill impairment charge as of June 30, 2025 of $156 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment.

As a result of the annual test of indefinite-lived intangible assets, the Company identified impairments of certain trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of these assets was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s premium equipment and implant products due partly to competitive pressure, which is contributing to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended June 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets during the course of the quarter and concluded there were no such indicators. However, following the impairments taken during the quarter, the fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments continued to approximate carrying values as of June 30, 2025. Any further decline in key assumptions, such as an increase in the discount rate by 50 basis points or further reduction in projected revenues or margins, would likely lead to additional material impairments of the Implant & Prosthetic Solutions reporting unit, the above-mentioned intangible assets, or both.

For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change

Cash (used in) provided by:
Operating activities	$55	$233	$(178)
Investing activities	(51)	(93)	42
Financing activities	55	(185)	240
Effect of exchange rate changes on cash and cash equivalents	28	(10)	38
Net (decrease) increase in cash and cash equivalents	$87	$(55)	$142

Cash provided by operating activities decreased compared to the six months ended June 30, 2024, primarily as a result of lower net sales and changes in working capital, including higher accounts receivable due largely to timing of sales and customer remittances and higher build of inventory during the current period, partially offset by lower payments to vendors during the current period due to timing. At June 30, 2025, the number of days for sales outstanding in accounts receivable increased by 4 days to 59 days as compared to 55 days at December 31, 2024, and the number of days of sales in inventory increased by 17 days to 141 days at June 30, 2025 as compared to 124 days at December 31, 2024.

The cash used in investing activities decreased compared to the six months ended June 30, 2024, due to lower capital expenditures of $35 million and a decrease in cash paid on the settlement of derivatives of $7 million due to the interest rate swap closure in the prior year. The Company estimates capital expenditures to be in the range of approximately $160 million to $190 million for the full year 2025 and expects these investments to include expenses for the ongoing implementation of a new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

On March 19, 2025, the Company entered into a 364-day term loan of $435 million with a maturity date of March 18, 2026 (the “Bridge Loan Facility”). The proceeds were $432 million, net of issuance fees totaling $3 million. The net proceeds from the Bridge Loan Facility were used to repay indebtedness under the Company’s commercial paper facility and pre-fund repayment of certain other short-term indebtedness. Subsequently, on June 12, 2025, the Company issued $550 million aggregate principal amount of 8.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (the “Notes”) through a public offering. The proceeds from the sale of the Notes were $545 million, after deduction of underwriters’ fees. On June 12, 2025, the Company used a portion of these proceeds to repay in full the outstanding principal and accrued interest due under the Bridge Loan Facility, which was then terminated as a result of the repayment. The Company intends to use the remaining proceeds from the sale of the Notes for general corporate purposes.

Cash provided by financing activities increased compared to the six months ended June 30, 2024 primarily as a result of the Company entering into the Notes as described above. The increase in cash provided by financing activities was partially offset by repayments on the Bridge Loan Facility and commercial paper facility.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2025, the Company had $1.19 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At June 30, 2025, the Company held 65.2 million shares of treasury stock.

The Company’s ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	June 30, 2025	December 31, 2024

Notes payable and current portion of debt	$184	$549
Long-term debt	2,218	1,586
Less: Cash and cash equivalents	359	272
Net debt	$2,043	$1,863

Total equity	1,961	1,943
Total capitalization	$4,004	$3,806

Total net debt to total capitalization ratio	51.0%	48.9%

At June 30, 2025, the Company had $737 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had no outstanding borrowings under the commercial paper facility at June 30, 2025 resulting in $700 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $44 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2025, the Company had $7 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants after the amendments noted below include the following: (1) a ratio of senior debt to capitalization not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At June 30, 2025, the Company was in compliance with these covenants.

On June 3, 2025, the Company entered into agreements with the applicable noteholders to amend certain provisions of its private placement notes and also obtained the consent of the requisite lenders under its revolving credit facility to amend certain provisions of that credit agreement. Under the amended terms, the Company and the relevant counterparties agreed to, among other things: (i) establish the financial covenant noted above requiring that the ratio of senior debt to capitalization shall not exceed 0.6, (ii) increase the maximum allowable consolidated leverage ratio to 0.65, (iii) adjust the German subsidiary debt to be treated as permitted debt under a newly designated standalone basket, and (iv) implement provisions governing interest rate adjustments in the event that the Company’s credit rating is downgraded below investment grade.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2025, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

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

As of June 30, 2025, in connection with the 2024 Plan, the Company has incurred $30 million in restructuring charges from inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be paid by the end of 2025. Actions taken under the 2024 Plan will seek to streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. Remaining restructuring charges attributable to the 2024 Plan are not expected to be material.

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

Except with respect to the continued implementations of the new ERP system, there have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

Except as set forth below, there have been no material changes to the risk factors as disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2024.

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges, most recently in the quarter ended June 30, 2025, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

The Company assessed the goodwill of its reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2025. As a result of the Company’s April 1 impairment test, it was determined that the fair values of its Implant & Prosthetic Solutions reporting unit and certain indefinite-lived intangible assets including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment were below their carrying values.

The reduction in fair value for the Implant & Prosthetic Solutions reporting unit determined by this model was primarily driven by the impact of tariffs and lower projected volumes, particularly in the United States and European markets. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term. As a result of this test, the Company recorded a pre-tax goodwill impairment charge as of June 30, 2025 of $156 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment.

As a result of the annual test of indefinite-lived intangible assets, the Company identified impairments of certain trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of these assets was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s premium equipment and implant products which is contributing to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended June 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets during the course of the quarter and concluded there were no such indicators. However, following the impairments taken during the quarter, the fair values of certain indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments continued to approximate carrying values as of June 30, 2025. Any further decline in key assumptions, such as an increase in the discount rate by 50 basis points or further reduction in projected revenues or margins, would likely lead to additional material impairments of the Implant & Prosthetic Solutions reporting unit, the above-mentioned intangible assets, or both. Remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $376 million as of June 30, 2025, which represents all remaining goodwill within the Orthodontic and Implant Solutions segment. The remaining carrying values of the indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments approximate fair value and were $109 million and $95 million, respectively, as of June 30, 2025.

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

For further information on the annual impairment test of goodwill and intangible assets, see Note 13, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

There is a risk of future impairment charges if there is a decline in the fair value of the reporting units or indefinite-lived intangible assets as a result of, among other things, actual financial results that are lower than forecasts, an adverse change in valuation assumptions, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings. At June 30, 2025, following the above-mentioned impairments, the Company has $300 million of indefinite-lived intangible assets and $1.5 billion of goodwill recorded on its balance sheet.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company had no repurchases of common shares under the stock repurchase program.
On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2025, the Company had authorization to repurchase $1.19 billion in shares of common stock remaining under the share repurchase program.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
4.1	Note Purchase Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among DENTSPLY SIRONA Inc. and the other parties thereto (1)
4.2	Note Purchase and Guarantee Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase and Guarantee Agreement, dated October 27, 2016, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and the other parties thereto (1)
4.3	Note Purchase Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among DENTSPLY SIRONA Inc. and the other parties thereto (1)
4.4	Second Supplemental Indenture, dated as of June 12, 2025, between DENTSPLY SIRONA Inc. and Computershare Trust Company, N.A. (2)
4.5	Form of 8.375% Junior Subordinated Notes due 2055 (2)
10.1	Amendment No. 1 to the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (3)
10.2	Offer Letter between DENTSPLY SIRONA Inc. and Matthew E. Garth, entered into as of May 20, 2025* (4)
10.3	First Amendment to Credit Agreement, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc., the financial institutions listed on the signature pages thereof as Lenders and JPMorgan Chase Bank, N.A., as administrative agent (1)
10.4	Employment Agreement by and between DENTSPLY SIRONA Inc. and Daniel Scavilla, dated July 18, 2025* (5)
10.5	Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Simon D. Campion, dated July 20, 2025* (5)
31.1	Section 302 Certification Statement of the Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statement of the Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.
(1) Incorporated by reference to exhibit included in the Company’s Form 8-K dated June 3, 2025, File no. 0-16211.
(2) Incorporated by reference to exhibit included in the Company’s Form 8-K dated June 12, 2025, File no. 0-16211.
(3) Incorporated by reference to Appendix A of the Company’s 2025 Proxy Statement dated April 9, 2025.
(4) Incorporated by reference to exhibit included in the Company’s Form 8-K dated May 27, 2025, File no. 0-16211.
(5) Incorporated by reference to exhibit included in the Company’s Form 8-K dated July 18, 2025, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Daniel T. Scavilla	August 7, 2025
	Daniel T. Scavilla	Date
President and
Chief Executive Officer

/s/	Matthew E. Garth	August 7, 2025
	Matthew E. Garth	Date
Executive Vice President and
Chief Financial Officer