Form 10-Q
period 2025-09-30
DENTSPLY SIRONA Inc.
filed 2025-11-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 17, 2025, DENTSPLY SIRONA Inc. had 199,551,969 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, references throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refer to DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties, and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company’s most recent Annual Report on Form 10-K, Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for any subsequent fiscal quarters, and any updating information or other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$904	$951	$2,719	$2,888
Cost of products sold	463	456	1,322	1,376

Gross profit	441	495	1,397	1,512

Selling, general, and administrative expenses	355	390	1,055	1,204
Research and development expenses	37	40	110	123
Goodwill and intangible asset impairments	262	504	497	510
Restructuring and other costs	5	23	18	45

Operating loss	(218)	(462)	(283)	(370)

Other income and expenses:
Interest expense, net	23	18	66	53
Other income	(11)	(2)	(10)	(10)

Loss before income taxes	(230)	(478)	(339)	(413)
Provision for income taxes	198	17	114	69

Net loss	(428)	(495)	(453)	(482)

Less: Net loss attributable to noncontrolling interest	(1)	(1)	(1)	(2)

Net loss attributable to Dentsply Sirona	$(427)	$(494)	$(452)	$(480)

Loss per common share attributable to Dentsply Sirona:
Basic	$(2.14)	$(2.46)	$(2.27)	$(2.35)
Diluted	$(2.14)	$(2.46)	$(2.27)	$(2.35)

Weighted average common shares outstanding:
Basic	199.5	201.0	199.3	204.7
Diluted	199.5	201.0	199.3	204.7

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(428)	$(495)	$(453)	$(482)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(8)	75	185	3
Net loss on derivative financial instruments	(23)	(36)	(127)	(5)
Total other comprehensive (loss) income, net of tax	(31)	39	58	(2)

Total comprehensive loss	(459)	(456)	(395)	(484)

Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(1)	(2)

Total comprehensive loss attributable to Dentsply Sirona	$(458)	$(455)	$(394)	$(482)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$363	$272
Accounts and notes receivable-trade, net	654	556
Inventories, net	686	564
Prepaid expenses and other current assets	369	354
Total Current Assets	2,072	1,746

Property, plant, and equipment, net	841	766
Operating lease right-of-use assets, net	131	136
Identifiable intangible assets, net	1,065	1,207
Goodwill	1,270	1,597
Other noncurrent assets	274	301
Total Assets	$5,653	$5,753

Liabilities and Equity
Current Liabilities:
Accounts payable	$268	$241
Accrued liabilities	712	754
Income taxes payable	47	45
Notes payable and current portion of long-term debt	378	549
Total Current Liabilities	1,405	1,589

Long-term debt	2,017	1,586
Operating lease liabilities	85	91
Deferred income taxes	95	129
Other noncurrent liabilities	573	415
Total Liabilities	4,175	3,810

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2025 and December 31, 2024
199.5 million and 198.8 million shares outstanding at September 30, 2025 and December 31, 2024
Capital in excess of par value	6,638	6,640
Accumulated deficit	(1,385)	(835)
Accumulated other comprehensive loss	(672)	(730)
Treasury stock, at cost, 65.0 million and 65.7 million shares at September 30, 2025 and December 31, 2024, respectively	(3,106)	(3,136)
Total Dentsply Sirona Equity	1,478	1,942

Noncontrolling interests	—	1
Total Equity	1,478	1,943
Total Liabilities and Equity	$5,653	$5,753
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net income (loss)	—	—	20	—	—	20	(1)	19
Other comprehensive income	—	—	—	71	—	71	—	71
Stock-based compensation expense	—	10	—	—	—	10	—	10
Funding of employee stock purchase plan	—	(3)	—	—	5	2	—	2
Restricted stock unit distributions	—	(17)	—	—	14	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at March 31, 2025	$3	$6,631	$(848)	$(659)	$(3,117)	$2,010	$—	$2,010
Net (loss) income	—		(45)	—	—	(45)	1	(44)
Other comprehensive income	—	—	—	18	—	18	—	18
Stock-based compensation expense	—	9	—	—	—	9	—	9
Restricted stock unit distributions	—	(2)	—	—	2	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at June 30, 2025	$3	$6,638	$(925)	$(641)	$(3,115)	$1,960	$1	$1,961
Net income (loss)	—	—	(427)	—	—	(427)	(1)	(428)
Other comprehensive income	—	—	—	(31)	—	(31)	—	(31)
Stock-based compensation expense	—	6	—	—	—	6	—	6
Funding of employee stock purchase plan	—	(4)	—	—	6	2	—	2
Restricted stock unit distributions	—	(3)	—	—	3	—	—	—
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at September 30, 2025	$3	$6,638	$(1,385)	$(672)	$(3,106)	$1,478	$—	$1,478

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net income (loss)	—	—	18	—	—	18	(1)	17
Other comprehensive loss	—	—	—	(30)	—	(30)	—	(30)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Funding of employee stock purchase plan	—	—	—	—	3	3	—	3
Restricted stock unit distributions	—	(15)	—	—	11	(4)	—	(4)
Cash dividends declared ($0.16 per share)	—	—	(33)	—	—	(33)	—	(33)
Balance at March 31, 2024	$3	$6,639	$190	$(666)	$(2,908)	$3,258	$—	$3,258
Net loss	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Treasury shares purchased	—	—	—	—	(152)	(152)	—	(152)
Restricted stock unit distributions	—	(20)	—	—	15	(5)	—	(5)
Cash dividends declared ($0.16 per share)	—	—	(34)	—	—	(34)	—	(34)
Balance at June 30, 2024	$3	$6,631	$152	$(677)	$(3,045)	$3,064	$—	$3,064
Net loss	—	—	(494)	—	—	(494)	(1)	(495)
Other comprehensive income	—	—	—	39	—	39	—	39
Stock-based compensation expense	—	12	—	—	—	12	—	12
Funding of employee stock purchase plan	—	(2)	—	—	5	3	—	3
Treasury shares purchased	—		—	—	(101)	(101)	—	(101)
Restricted stock unit distributions	—	(3)	—	—	2	(1)	—	(1)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends ($0.16 per share)	—	—	(31)	—	—	(31)	—	(31)
Balance at September 30, 2024	$3	$6,639	$(374)	$(638)	$(3,139)	$2,491	$(1)	$2,490

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(453)	$(482)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	104	99
Amortization of intangible assets	155	162
Goodwill asset impairment	409	504
Indefinite-lived intangible asset impairment	88	6
Deferred income taxes	44	(20)
Stock-based compensation expense	25	35
Other non-cash expense	13	36
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	(56)	19
Inventories, net	(61)	2
Prepaid expenses and other current assets	(10)	61
Other noncurrent assets	—	(6)
Accounts payable	(9)	(6)
Accrued liabilities	(66)	(17)
Income taxes	(45)	(15)
Other noncurrent liabilities	(4)	(4)
Net cash provided by operating activities	134	374

Cash flows from investing activities:
Capital expenditures	(90)	(129)
Cash received on derivative contracts	10	—
Cash paid on derivative contracts	(9)	(12)
Other investing activities	2	1
Net cash used in investing activities	(87)	(140)

Cash flows from financing activities:
Cash paid for treasury stock	—	(250)
Proceeds from 364-day bridge loan	435	—
Repayment of 364-day bridge loan	(435)	—
(Repayments) proceeds on other short-term borrowings, net	(416)	99
Cash dividends paid	(96)	(95)
Proceeds from long-term borrowings	551	—
Repayments on long-term borrowings	(3)	(8)
Cash paid for deferred financing costs	(13)	—
Other financing activities, net	(4)	(10)
Net cash provided by (used in) financing activities	19	(264)
Effect of exchange rate changes on cash and cash equivalents	25	(8)
Net increase (decrease) in cash and cash equivalents	91	(38)
Cash and cash equivalents at beginning of period	272	334
Cash and cash equivalents at end of period	$363	$296

Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$25	$28
Exchange of inventory for naming and other rights	$14	$—
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

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments,” which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, and early adoption is permitted if the entity has also adopted ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” for that period. The Company does not anticipate that this update will materially impact the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” which amends certain aspects of ASC 350-40 related to the accounting and disclosure of internally developed software costs. This amendment is intended to provide further guidance on how to evaluate whether the probable-to-complete recognition threshold has been met to capitalize costs for internal-use software. The amendments in this update are effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which refines the scope of the guidance in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This amendment is intended to address concerns on the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to bring consistency in the accounting for share-based payments in revenue contracts. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Entities may apply the guidance prospectively or on a modified retrospective basis. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

Net sales disaggregated by product category were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Equipment & Instruments	$148	$138	$418	$402
CAD/CAM	111	131	319	367
Connected Technology Solutions	259	269	$737	$769

Essential Dental Solutions	357	369	$1,097	$1,108

Orthodontics	53	83	$175	$276
Implants & Prosthetics	152	158	473	512
Orthodontic and Implant Solutions	205	241	$648	$788

Wellspect Healthcare	83	72	$237	$223

Total net sales	$904	$951	$2,719	$2,888

Net sales disaggregated by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

United States	$291	$374	$886	$1,089
Europe	382	347	1,148	1,110
Rest of World	231	230	685	689
Total net sales	$904	$951	$2,719	$2,888

Contract Assets and Liabilities

The Company does not typically have contract assets in the normal course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to deferred revenue associated with loyalty points earned but not yet redeemed by customers under the Company’s loyalty point program and advanced billings for customer orthodontic aligner treatments where the performance obligation has not yet been satisfied. The Company recorded deferred revenue of $88 million and $34 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at September 30, 2025. The Company recorded deferred revenue of $95 million and $49 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized approximately $30 million and $88 million of net sales, respectively, which were previously deferred as of December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized approximately $14 million and $77 million of net sales, respectively, which were previously deferred as of December 31, 2023. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12 million at September 30, 2025 and $14 million at December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK-BASED COMPENSATION

The amounts of stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Cost of products sold	$1	$—	$2	$2
Selling, general, and administrative expense	5	11	22	31
Research and development expense	—	1	1	2
Total stock-based compensation expense	$6	$12	$25	$35

NOTE 4 – COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the nine months ended September 30, 2025 and 2024 were as follows:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(21)	—	54
Tax benefit	12	—	5	—	17
Other comprehensive income (loss), net of tax, before reclassifications	87	—	(16)	—	71
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	87	—	(16)	—	71
Balance, net of tax, at March 31, 2025	$(532)	$(10)	$(86)	$(31)	$(659)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(115)	—	(40)
Tax benefit	31	—	27	—	58
Other comprehensive income (loss) before reclassifications and tax impact	106	—	(88)	—	18
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	106	—	(88)	—	18

Balance, net of tax, at June 30, 2025	$(426)	$(10)	$(174)	$(31)	$(641)
Other comprehensive loss before reclassifications and tax impact	(6)	—	(29)	—	(35)
Tax (expense) benefit	(2)	—	6	—	4
Other comprehensive loss, net of tax, before reclassifications	(8)	—	(23)	—	(31)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net decrease in other comprehensive income	(8)	—	(23)	—	(31)

Foreign currency translation related to acquisition of noncontrolling interests					—
Balance, net of tax, at September 30, 2025	$(434)	$(10)	$(197)	$(31)	$(672)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Gain (Loss)	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive (loss) income before reclassifications and tax impact	(34)	—	42	—	8
Tax expense	(28)	—	(10)	—	(38)
Other comprehensive (loss) income, net of tax, before reclassifications	(62)	—	32	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive loss	(62)	—	32	—	(30)
Balance, net of tax, at March 31, 2024	$(535)	$(13)	$(75)	$(43)	$(666)
Other comprehensive loss before reclassifications and tax impact	(14)	—	(2)	—	(16)
Tax benefit	4	—	1	—	5
Other comprehensive loss, net of tax, before reclassifications	(10)	—	(1)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net decrease in other comprehensive loss	(10)	—	(1)	—	(11)
Balance, net of tax, at June 30, 2024	$(545)	$(13)	$(76)	$(43)	$(677)
Other comprehensive income (loss) before reclassifications and tax impact	58	—	(46)	—	12
Tax benefit	17	—	10	—	27
Other comprehensive income (loss), net of tax, before reclassifications	75	—	(36)	—	39
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net decrease in other comprehensive income	75	—	(36)	—	39
Balance, net of tax, at September 30, 2024	$(470)	$(13)	$(112)	$(43)	$(638)
At September 30, 2025 and December 31, 2024, the cumulative tax adjustments were $197 million and $118 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $290 million and $552 million at September 30, 2025 and December 31, 2024, respectively, and cumulative losses on loans designated as hedges of net investments of $144 million and $67 million at September 30, 2025 and December 31, 2024, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 were not significant.

NOTE 5 – LOSS PER COMMON SHARE

The computations of basic and diluted loss per common share were as follows:

Basic loss per common share	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Net loss attributable to Dentsply Sirona	$(427)	$(494)	$(452)	$(480)

Weighted average common shares outstanding	199.5	201.0	199.3	204.7

Basic loss per common share	$(2.14)	$(2.46)	$(2.27)	$(2.35)

Diluted loss per common share	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Net loss attributable to Dentsply Sirona	$(427)	$(494)	$(452)	$(480)

Weighted average common shares outstanding	199.5	201.0	199.3	204.7
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	—	—
Total weighted average diluted shares outstanding	199.5	201.0	199.3	204.7

Diluted loss per common share	$(2.14)	$(2.46)	$(2.27)	$(2.35)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	0.8	0.5	0.7	0.6

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	5.1	3.9	4.6	4.2

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

The Company’s reportable segment information was as follows:

	Three Months Ended September 30,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$259	$357	$205	$83	$904

Adjusted cost of products sold (a)	157	140	95	33
Adjusted selling expenses (b)	55	77	56	13
Adjusted G&A expenses (b)	20	18	20	7
Adjusted R&D expenses (c)	17	6	12	2

Segment adjusted operating income	$10	$116	$22	$28	$176

Reconciling items (income) expense:
Unallocated corporate costs (d)					$69
Interest expense, net					23
Other income					(11)
Goodwill and intangible asset impairments					262
Restructuring and other costs					5
Amortization of intangibles					57
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Loss before income taxes					$(230)

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

	Three Months Ended September 30,
(in millions)	2024

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$269	$369	$241	$72	$951

Adjusted cost of products sold (a)	156	138	100	25
Adjusted selling expenses (b)	60	76	75	12
Adjusted G&A expenses (b)	19	17	29	7
Adjusted R&D expenses (c)	18	6	13	2

Segment adjusted operating income	$16	$132	$24	$26	$198

Reconciling items (income) expense:
Unallocated corporate costs (d)					$79
Interest expense, net					18
Other income					(2)
Goodwill and intangible asset impairments					504
Restructuring and other costs					23
Amortization of intangibles					54
Loss before income taxes					$(478)

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

	Nine Months Ended September 30,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$737	$1,097	$648	$237	$2,719

Adjusted cost of products sold (a)	432	402	286	93
Adjusted selling expenses (b)	167	220	164	39
Adjusted G&A expenses (b)	58	55	59	20
Adjusted R&D expenses (c)	51	17	35	7

Segment adjusted operating income	$29	$403	$104	$78	$614

Reconciling items (income) expense:
Unallocated corporate costs (d)					$224
Interest expense, net					66
Other income					(10)
Goodwill and intangible asset impairments					497
Restructuring and other costs					18
Amortization of intangibles					156
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					2
Loss before income taxes					$(339)

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

	Nine Months Ended September 30,
(in millions)	2024

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$769	$1,108	$788	$223	$2,888

Adjusted cost of products sold (a)	452	424	307	83
Adjusted selling expenses (b)	183	239	238	39
Adjusted G&A expenses (b)	57	56	96	21
Adjusted R&D expenses (c)	56	17	39	7

Segment adjusted operating income	$21	$372	$108	$73	$574

Reconciling items (income) expense:
Unallocated corporate costs (d)					$227
Interest expense, net					53
Other income					(10)
Goodwill and intangible asset impairments					510
Restructuring and other costs					45
Amortization of intangibles					162
Loss before income taxes					$(413)

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

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Connected Technology Solutions	48	44	137	130
Essential Dental Solutions	9	9	26	26
Orthodontic and Implant Solutions	24	25	66	75
Wellspect Healthcare	5	5	13	14
All other (a)	6	6	17	16
Total	92	89	259	261
(a) Includes unallocated corporate costs for depreciation and amortization.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2025	December 31, 2024

Raw materials and supplies	$198	$172
Work-in-process	86	72
Finished goods	402	320
Inventories, net	$686	$564

The Company’s inventory reserve was $102 million and $98 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Cost of products sold	$—	$—	$—	$1
Selling, general, and administrative expenses	—	2	1	6
Restructuring and other costs	5	23	18	45
Total restructuring and other costs	$5	$25	$19	$52

Restructuring and other costs of $5 million and $18 million recorded in the three and nine months ended September 30, 2025 consisted primarily of employee severance benefits and other restructuring costs for various restructuring actions, including the continuation of the global supply chain transformation initiatives from prior years, and for the plan approved by the Board of Directors of the Company on July 29, 2024 (the “2024 Plan”).

With the 2024 Plan, the Company seeks to improve operational performance and drive stockholder value creation. In connection with the 2024 Plan, which is expected to be substantially completed by the end of 2025, the Company anticipates a net reduction in the Company’s global workforce of approximately 2% to 4%. The proposed changes are subject to co-determination processes with employee representative groups in countries where required. Actions taken under the 2024 Plan seek to further streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. As of September 30, 2025, the Company has incurred $30 million in restructuring charges under the 2024 Plan since its inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be paid by the end of 2025. Remaining restructuring charges attributable to the 2024 Plan are not expected to be material.

With the restructuring plan approved by the Board of Directors of the Company on February 14, 2023 (the “2023 Plan”), the Company sought to restructure the business through a new operating model with five global business units, optimize central functions and overall management infrastructure, and implement other efforts aimed at cost savings. The 2023 Plan’s annual cost savings target of $200 million has been substantially met, with the benefits mostly offset in the short term by additional investments in sales personnel, the Company’s new global Enterprise Resource Planning (“ERP”) system, and other transformation initiatives. As of September 30, 2025, the Company has incurred $86 million in restructuring charges under the 2023 Plan since its inception, primarily related to employee transition, severance payments, employee benefits, and facility closure costs, and $20 million in other non-recurring costs related to restructuring activities, which mostly consist of consulting, legal, and other professional service fees. Remaining restructuring charges attributable to the 2023 Plan are not expected to be material.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at September 30, 2025 was as follows:

	Severance
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$13	$19	$—	$32
Provisions	1	3	13	17
Amounts applied	(11)	(18)	(4)	(33)
Change in estimates	(2)	(1)	—	(3)
Balance at September 30, 2025	$1	$3	$9	$13

	Other Restructuring Costs
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$1	$—	$—	$1
Provisions	1	—	1	2
Amounts applied	(2)	—	—	(2)
Balance at September 30, 2025	$—	$—	$1	$1
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2024	Provisions	Amounts Applied	Change in Estimates	September 30, 2025

Connected Technology Solutions	$9	$4	$(9)	$(2)	$2
Essential Dental Solutions	11	1	(9)	(1)	2
Orthodontic and Implant Solutions	9	5	(8)	—	6
Wellspect Healthcare	3	1	(2)	—	2
All Other	1	8	(7)	—	2
Total	$33	$19	$(35)	$(3)	$14

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

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2025 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Hedges of Net Investments
Foreign exchange forward contracts	$870	$345
Cross currency basis swaps	1,413	—
Total derivative instruments designated as hedges of net investments	$2,283	$345

Fair Value Hedges
Interest rate swaps	$150	$—
Foreign exchange forward contracts	—	—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$773	$773
Total derivative instruments not designated as hedges	$773	$773

Cash Flow Hedges

Interest Rate Risk Management

The Company enters into interest rate swap contracts to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

On May 26, 2020, the Company paid $31 million to settle the $150 million notional Treasury rate lock contract, which partially hedged the interest rate risk of the $750 million Senior Notes due June 2030. This loss is amortized over the ten-year life of the notes. As of September 30, 2025 and December 31, 2024, $14 million and $16 million, respectively, of this loss is remaining to be amortized from AOCI in future periods.

AOCI Release

Overall, the derivatives designated as cash flow hedges are considered to be highly effective for accounting purposes. At September 30, 2025, the Company expects to reclassify $3 million of deferred net losses on cash flow hedges recorded in AOCI in the Consolidated Statements of Operations during the next 12 months. For the rollforward of derivative instruments designated as cash flow hedges in AOCI, see Note 4, Comprehensive Loss.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instrument is amortized on a straight-line basis in Other income in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows, except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

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

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company primarily uses foreign exchange forward contracts to hedge these risks. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other income in the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Derivative Instrument Activity

The effect of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Three Months Ended September 30,
	2025		2024
(in millions)	Interest expense, net	Other income	Interest expense, net	Other income

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$23	$(11)	$18	$(2)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Interest rate swaps	$—	$—	$—	$—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(11)	$—	$(1)
Foreign exchange forward contracts	—	(7)	—	(6)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$3	$—	$2	$—
Foreign exchange forward contracts	—	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$1	$—	$—

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Consolidated Statements of Operations Location	Three Months Ended September 30,
(in millions)	2025	2024		2025	2024

Hedges of Net Investments
Cross currency basis swaps	$(36)	$(8)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	7	(38)	Other expense (income), net	—	—

	Nine Months Ended September 30,
	2025		2024
(in millions)	Interest expense, net	Other income	Interest expense, net	Other income

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$66	$(10)	$53	$(10)

(Gain) loss on Cash Flow Hedges reclassified from AOCI into income
Interest rate swaps	$2	$—	$2	$—

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$(13)	$—	$(3)
Foreign exchange forward contracts	—	(19)	—	(19)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$5	$—	$6	$—
Foreign exchange forward contracts	—	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$13	$—	$—

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Consolidated Statements of Operations Location	Nine Months Ended September 30,
(in millions)	2025	2024		2025	2024

Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	Cost of products sold	$—	$—
Interest rate swaps	—	—	Interest expense, net	(2)	2

Hedges of Net Investments
Cross currency basis swaps	$(65)	$—	Other expense (income), net	$—	$—
Foreign exchange forward contracts	(100)	(5)	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$24	$44
Interest rate swaps	—	—	5	9
Cross currency basis swaps	41	—	—	88
Total	$41	$—	$29	$141

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$9	$—
Total	$4	$—	$9	$—

	December 31, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$9	$—	$1
Interest rate swaps	—	—	4	17
Cross currency basis swaps	4	14	—	—
Total	$9	$23	$4	$18

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$8	$—
Total	$4	$—	$8	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2025 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4	$—	$4	$(4)	$—	$—
Cross currency basis swaps	41	—	41	(41)	—	—
Total assets	$45	$—	$45	$(45)	$—	$—

Liabilities
Foreign exchange forward contracts	$77	$—	$77	$(14)	$—	$63
Interest rate swaps	14	—	14	—	—	14
Cross currency basis swaps	88	—	88	(31)	—	57
Total liabilities	$179	$—	$179	$(45)	$—	$134

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$18	$—	$18	$(5)	$—	$13
Cross currency basis swaps	18	—	18	(6)	—	12
Total assets	$36	$—	$36	$(11)	$—	$25

Liabilities
Foreign exchange forward contracts	$9	$—	$9	$(4)	$—	$5
Interest rate swaps	21	—	21	(7)	—	14
Total liabilities	$30	$—	$30	$(11)	$—	$19

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company’s total debt were $2,334 million and $2,395 million, respectively, at September 30, 2025. At December 31, 2024, the estimated fair and carrying values were $2,037 million and $2,135 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at September 30, 2025 and December 31, 2024 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$41	$—	$41	$—
Foreign exchange forward contracts	$4	$—	$4	$—
Total assets	$45	$—	$45	$—

Liabilities
Interest rate swaps	$14	$—	$14	$—
Cross currency basis swaps	88	—	88	—
Foreign exchange forward contracts	77	—	77	—
Total liabilities	$179	$—	$179	$—

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency basis swaps	$18	$—	$18	$—
Foreign exchange forward contracts	18	—	18	—
Total assets	$36	$—	$36	$—

Liabilities
Interest rate swaps	$21	$—	$21	$—
Foreign exchange forward contracts	9	—	9	—
Contingent consideration on acquisitions	4	—	—	4
Total liabilities	$34	$—	$30	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2025.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2025 and 2024 were (86.5%) and (3.3%), respectively. For the nine months ended September 30, 2025 and 2024 the rates were (33.6%) and (16.7%), respectively. The decrease in effective tax rate is primarily driven by intangible and goodwill impairment.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had no outstanding borrowings under the commercial paper facility at September 30, 2025 and $410 million in outstanding borrowings under the commercial paper facility at December 31, 2024, and the Company had no outstanding borrowings under the multi-currency revolving credit facility at September 30, 2025 and December 31, 2024. The Company also has access to $42 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of $5 million.

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

At September 30, 2025, the weighted-average interest rate for short-term debt was 4.9%.

At September 30, 2025, the Company had $736 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

The Company’s revolving credit facility and senior notes contain certain affirmative and negative debt covenants relating to the Company’s operations and financial condition. On June 3, 2025, the Company entered into agreements with the applicable noteholders to amend certain provisions of its private placement notes and also obtained the consent of the requisite lenders under its revolving credit facility to amend certain provisions of that credit agreement. Under the amended terms, the Company and the relevant counterparties agreed to, among other things: (i) establish a financial covenant requiring that the ratio of senior debt to capitalization shall not exceed 0.6, (ii) increase the maximum allowable consolidated leverage ratio to 0.65, (iii) adjust the German subsidiary debt to be treated as permitted debt under a newly designated standalone basket, and (iv) implement provisions governing interest rate adjustments in the event that the Company’s credit rating is downgraded below investment grade. At September 30, 2025, the Company was in compliance with the aforementioned provisions.

Interest expense, net includes interest income of $3 million and $5 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense, net includes interest income of $10 million and $15 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income primarily relates to interest-bearing cash equivalents.

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

As a result of the annual goodwill impairment test, the Company determined that the fair value of the Implant & Prosthetic Solutions reporting unit was below its carrying value. Fair value was determined using a discounted cash flow model based on inputs developed from internal and market-based data, including ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, a discount rate of 12.5%, revenue growth rates (including perpetual growth rates), operating margin percentages, and net working capital changes of the reporting unit’s business. The reduction in fair value for the Implant & Prosthetic Solutions reporting unit determined by this model was primarily driven by the impact of tariffs and lower projected volumes, due partly to competitive pressures, particularly in the United States and European markets. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term. As a result of this test, the Company recorded a pre-tax goodwill impairment charge as of June 30, 2025 of $156 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment, which was recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations. Based on the qualitative assessment performed for the other reporting units, the Company believed there was no indication that the carrying value more likely than not exceeded the fair value in each case as of April 1, 2025.

Indefinite-lived intangible assets were assessed either through a computation of fair value using an income approach, specifically a relief from royalty method for acquired trade names and trademarks, or through a qualitative assessment for in-process research and development (“R&D”). The Company’s significant assumptions in the relief from royalty method included, but were not limited to, discount rates (ranging from 11.0% to 15.0%), revenue growth rates (including perpetual growth rates) and royalty rates, all of which were determined using the judgment of management. Other assumptions were consistent with those applied to goodwill impairment testing. These assumptions for both the goodwill and indefinite-lived intangible asset tests were developed in consideration of current market conditions and future expectations which included, but were not limited to, impact from competition and new product developments. In conjunction with this annual test, the Company identified impairments of certain indefinite-lived intangible assets including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of the trade names and trademarks was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s equipment and implant products due partly to competitive pressure, which contributed to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended September 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets. Due to the lower-than-expected results for Implant & Prosthetic Solutions, it was determined that the fair value of this reporting unit had declined below its carrying value. The updated fair value was computed in a manner consistent with the annual test described above, with the decline primarily driven by lower-than-expected volumes, particularly in the United States, and the impact of tariffs. As a result of the updated impairment testing, as of September 30, 2025, the Company recorded a pre-tax goodwill impairment charge of $253 million for the Implant & Prosthetic Solutions reporting unit. Additionally, review of the indefinite-lived intangible assets previously impaired as of June 30, 2025, using a consistent methodology as that which was used for the annual test, indicated a further decline in fair value as of September 30, 2025 due to lower volumes for the Company’s equipment and implant products. As a result, the Company recorded indefinite-lived intangible asset pre-tax impairment charges of $4 million and $5 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2025.

Following these impairments, the fair values of the Implant & Prosthetic Solutions reporting unit and the abovementioned indefinite-lived intangible assets continued to approximate their carrying values as of September 30, 2025. Any further decline in key assumptions, such as an increase in the discount rate by 50 basis points or further reduction in projected revenues or margins, would likely lead to additional material impairments of the Implant & Prosthetic Solutions reporting unit, the above-mentioned intangible assets, or both. Additionally, the fair value of other assets within the Connected Technology Solutions segment, including fixed assets and definite-lived intangible assets, may be at risk of material impairment if forecasted revenues or margins for this business decline further, or if the Company is not able to adequately mitigate the impact of tariff costs in future years. Remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $123 million as of September 30, 2025, which represents all remaining goodwill within the Orthodontic and Implant Solutions segment. The remaining carrying values of the indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments approximate fair value and were $105 million and $90 million, respectively, as of September 30, 2025.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2024
Goodwill	$291	$829	$1,276	$265	$2,661
Accumulated impairment losses	(291)	—	(773)	—	(1,064)
Goodwill, net at December 31, 2024	—	829	503	265	1,597

Impairment	—	—	(409)	—	(409)
Foreign Currency Translation		29	29	24	82

Balance at September 30, 2025
Goodwill	$291	$858	$1,305	$289	$2,743
Accumulated impairment losses	$(291)	$—	$(1,182)	$—	$(1,473)
Goodwill, net at September 30, 2025	$—	$858	$123	$289	$1,270

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,782	$(1,296)	$486	$1,639	$(1,079)	$560
Trade names and trademarks	84	(78)	6	79	(73)	6
Licensing agreements	42	(29)	13	29	(28)	1
Customer relationships	1,098	(829)	269	1,019	(716)	303
Total definite-lived	3,006	(2,232)	774	2,766	(1,896)	870

Indefinite-lived trade names and trademarks	$286	$—	$286	$332	$—	$332
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	291	—	291	337	—	337

Total identifiable intangible assets	$3,297	$(2,232)	$1,065	$3,103	$(1,896)	$1,207

In the nine months ended September 30, 2025, the Company acquired naming and certain other rights to a university dental laboratory in exchange for $14 million of equipment and consumable products to be transferred to the university through 2040. These rights were recorded as an intangible asset to be amortized over a fifteen-year period, with an offsetting contract liability that will be relieved as the equipment and products are provided to the university.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On December 19, 2018, a putative class action was filed in the U.S. District Court for the Eastern District of New York (the “EDNY Court”) against the Company and certain individual defendants. The case was narrowed following its inception. The plaintiff’s claims which, as discussed below, have now been approved for final settlement, were that the Company and certain individual defendants violated U.S. securities laws by making material misrepresentations and omitting required information in the December 4, 2015 registration statement filed with the SEC in connection with the 2016 merger of Sirona Dental Systems Inc. (“Sirona”) with DENTSPLY International Inc. (the “Merger”) and that the defendants failed to disclose, among other things, that a distributor had purchased excessive inventory of legacy Sirona products. In addition, the plaintiff alleged that the defendants violated U.S. securities laws by making false and misleading statements in quarterly and annual reports and other public statements between May 6, 2016 and August 7, 2018. The plaintiff asserted claims on behalf of a putative class consisting of all purchasers of the Company’s stock during the period from December 8, 2015 through August 6, 2018. The Company moved to dismiss the amended complaint on August 15, 2019. The plaintiff filed its second amended complaint on January 22, 2021, and the Company filed a motion to dismiss the second amended complaint on March 8, 2021, with briefing on the motion fully submitted on May 21, 2021. The Company’s motion to dismiss was denied in a ruling by the EDNY Court on March 29, 2023, and the Company’s answer to the second amended complaint was filed on May 12, 2023. Following additional motion practice—which remained outstanding with the EDNY Court—and discovery, the parties engaged in settlement discussions with the assistance of a mediator, and, in January 2025, reached a settlement in principle to resolve the case in full for $84 million. In connection with the settlement, the Company received an offsetting insurance policy receivable of approximately $78 million and paid the rest in cash. The excess of the settlement liability over the corresponding insurance policy receivable resulted in $6 million of legal expense which was recorded during the year ended December 31, 2024. The settlement agreement, which was negotiated and signed in January, was approved by the EDNY Court following a final approval hearing held on September 10, 2025.

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs opposed the motion. On May 1, 2024, the SDNY Court granted the motion to dismiss as to Mr. Chadha and granted in part and denied in part the motion to dismiss as to the Company, Mr. Casey, and Mr. Gomez. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint class counsel. Defendants opposed the motion. On July 10, 2025, the SDNY Court granted Lead Plaintiffs’ motion for class certification, appointed the Lead Plaintiffs as class representatives, and appointed counsel for Lead Plaintiffs as class counsel. The Company has recognized a liability as of September 30, 2025, with an offsetting insurance receivable, resulting in no impact to the Consolidated Statements of Operations in the three and nine months ended September 30, 2025.

In addition to the Securities Litigation, as previously disclosed, the Company voluntarily contacted the SEC following the Company’s announcement on May 10, 2022 of the internal investigation by the Audit and Finance Committee of the Company’s Board of Directors. On October 14, 2025, the Company announced that the Division of Enforcement of the SEC has concluded its investigation of the Company and does not intend to recommend any enforcement action against the Company.

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

While the Company maintains general, product, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary, cyber, and directors’ and officers’ liability insurance up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At September 30, 2025, non-cancelable purchase commitments were as follows:

(in millions)

2025	$46
2026	135
2027	69
2028	36
2029	2
Thereafter	—
Total	$288
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the 2024 Form 10-K.

The table above includes commitments with a cloud services provider supporting the Company’s digital platform which requires minimum cumulative purchases totaling $69 million through 2028.

Indemnification

In the normal course of business to facilitate sales of the Company’s products and services, the Company indemnifies certain parties, including customers, vendors, lessors, services providers, and others, with respect to certain matters, including, but not limited to, services to be provided by or for the Company, and intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its current and former directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount of indemnification under these indemnification agreements due to the unique facts and circumstances involved in the various matters which give rise to indemnification claims and the particular terms of each agreement. However, to the extent that valid indemnification claims arise in the future, future payments by the Company could be significant and could have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

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

The impact of global economic conditions

Various headwinds are expected to weigh on global growth throughout the remainder of 2025, due in large part to increasing uncertainties related to global trade policies and inflation. Changes in trade policy, supply chain constraints, higher energy costs, labor shortages, and geopolitical tensions have all contributed to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates. In recent years, the Company has experienced higher prices for certain raw materials, including electronic components, which have led to a negative impact on margins. The Company may not be successful in its efforts to fully mitigate or offset the impacts of cost inflation.

The challenging macroeconomic conditions have impacted consumer confidence, the ability and willingness of clinicians to obtain financing to purchase equipment, and consumer discretionary spending for elective procedures, leading to adverse impacts on the Company’s results of operations, particularly in the United States. The Company has taken actions to attempt to mitigate the effects of challenging macroeconomic conditions and may take further actions in the future.

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States and other countries. The U.S. government has implemented or is in the process of implementing various tariffs on the importation of goods from certain countries, a number of which are applicable to the Company’s supply chain, operations, and sales, including a baseline 10% tariff on all foreign goods, a 15% tariff in lieu of the baseline tariff on goods from countries in the European Union, and higher incremental tariff rates on goods imported from other specified nations.

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

The impact of geopolitical conflicts

Geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from both the Russia-Ukraine conflict and the conflict in the Middle East. Overall, the Company’s operations in Russia, Ukraine, and Israel have not been materially impacted by these conflicts.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the nine months ended September 30, 2025, net sales of products produced at these sites comprised approximately 3% of our consolidated net sales and approximately 13% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $166 million as of September 30, 2025, consisting primarily of acquired technology, property, plant and equipment, cash, and inventory associated with our operations in the country.

In May 2024, in response to ongoing military actions by Israel in the Gaza strip, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market, which were still in effect as of September 30, 2025. Sales of our products made in Israel and sold in Turkey have historically represented approximately 1% of our global sales of the Implant & Prosthetic Solutions reporting unit, but this product category is an area of relatively high potential growth. The loss of sales to Turkey has been partially offset by sales of implants produced outside of Israel. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the nine months ended September 30, 2025, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $91 million as of September 30, 2025. These net assets include $57 million of cash and cash equivalents held within Russia as of September 30, 2025, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes.

Distribution arrangements
In July 2024, the Company delivered a one-year notice of non-renewal in connection with its non-exclusive distribution agreements with Patterson Companies, Inc. (“Patterson”) for the distribution of dental equipment in the United States and Canada. The Company remains engaged in discussions for new distribution agreements with Patterson. It is anticipated that Patterson will continue to be one of the Company’s largest distributors as a percentage of the Company’s global revenue while negotiations continue. However, failure to successfully renegotiate the distribution agreements or secure potential new agreements with another distributor could have a material adverse effect on the Company’s business, operating results and financial condition. For additional information, see Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.

RESULTS OF OPERATIONS, THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$904	$951	$(47)	(5.0%)	$2,719	$2,888	$(169)	(5.9%)
Favorable foreign exchange impact				3.0%				0.5%
Constant currency				(8.0%)				(6.4%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three and nine months ended September 30, 2025 was driven by lower volumes in the Orthodontic and Implant Solutions segment as a result of the suspension of Byte sales, as well as lower volumes of CAD/CAM, implants, preventive, and restorative products, particularly in the United States. The decrease was partially offset by higher volumes of treatment centers, endodontic consumables, and Wellspect Healthcare products.

Net Sales by Segment

Connected Technology Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$259	$269	$(10)	(3.9%)	$737	$769	$(32)	(4.1%)
Favorable (unfavorable) foreign exchange impact				3.1%				0.5%
Constant currency				(7.0%)				(4.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three and nine months ended September 30, 2025 was primarily due to lower volumes of CAD/CAM products, particularly in the United States, driven in part by competitive pressures including pricing. The decrease was partially offset by higher volumes of imaging and treatment center equipment in Europe and Rest of World.

Essential Dental Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$357	$369	$(12)	(3.4%)	$1,097	$1,108	$(11)	(1.0%)
Favorable (unfavorable) foreign exchange impact				2.8%				0.5%
Constant currency				(6.2%)				(1.5%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three and nine months ended September 30, 2025 was primarily driven by lower sales of preventive and restorative products, due primarily to the higher volumes in the prior year comparative periods from a shift in the timing of distributor orders from the fourth quarter into the third quarter of 2024 on account of the Company’s Enterprise Resource Planning (“ERP”) system implementation in the United States. The decrease was partially offset by higher volumes of endodontic products in Europe and Rest of World.

Orthodontic and Implant Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$205	$241	$(36)	(15.0%)	$648	$788	$(140)	(17.8%)
Favorable (unfavorable) foreign exchange impact				2.1%				0.3%
Constant currency				(17.1%)				(18.1%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three and nine months ended September 30, 2025 was driven by lower volumes of clear aligners in the United States, primarily related to the suspension of Byte sales, as well as lower volumes for implants and prosthetics products in the United States and Rest of World. The decrease was partially offset by higher volumes of orthodontic products in Europe. Additionally, during the nine months ended September 30, 2025, the Company refined its estimate of expected customer refunds for the Byte aligner business, resulting in a $13 million adjustment that increased net sales.

Wellspect Healthcare

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$83	$72	$11	15.6%	$237	$223	$14	6.5%
Favorable foreign exchange impact				6.3%				1.8%
Constant currency				9.3%				4.7%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales increase on a constant currency basis for the three and nine months ended September 30, 2025 was primarily due to higher volumes, partly as a result of new product launches.
Net Sales by Region

United States

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$291	$374	$(83)	(22.2%)	$886	$1,089	$(203)	(18.6%)
Unfavorable foreign exchange impact				—%				—%
Constant currency				(22.2%)				(18.6%)
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three months ended September 30, 2025 was primarily due to lower volumes of Byte products following the suspension of sales in 2024, and lower volumes of CAD/CAM and imaging equipment. The decrease was also due to unfavorable pricing for restorative products and lower volumes of preventive and restorative consumable products as a result of distributor orders placed in the third quarter of 2024 in advance of our implementation of a new ERP system in the fourth quarter of 2024. Sales for CAD/CAM products were negatively impacted by a lower quarterly increase in distributor inventory levels of approximately $20 million in the three months ended September 30, 2025, compared to approximately $36 million in the three months ended September 30, 2024. Sales for imaging products were negatively impacted by a decrease in distributor inventory levels of approximately $1 million in the three months ended September 30, 2025, compared to an increase of approximately $10 million in the three months ended September 30, 2024. Sales for consumables products were negatively impacted by a decrease in distributor inventory levels of approximately $4 million in the three months ended September 30, 2025, compared to an increase of approximately $20 million in the three months ended September 30, 2024.

The net sales decrease on a constant currency basis for the nine months ended September 30, 2025 was primarily driven by the suspension of Byte sales. The decrease was also due to lower volumes of CAD/CAM and imaging equipment, implants and prosthetics products, and preventive and restorative products, partially offset by higher volumes of treatment centers. Sales for CAD/CAM products were negatively impacted by a lower quarterly increase in distributor inventory levels of approximately $4 million in the nine months ended September 30, 2025 compared to an increase of approximately $32 million in the nine months ended September 30, 2024. Volumes for imaging products were not significantly impacted by changes in the levels of distributor inventory during the nine months ended September 30, 2025. Sales for consumables products were negatively impacted by a decrease in distributor inventory levels of approximately $4 million in the nine months ended September 30, 2025, compared to an increase of approximately $21 million in the nine months ended September 30, 2024. Distributor inventory levels for both CAD/CAM and imaging products at September 30, 2025 remain below historical averages.

Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$382	$347	$35	9.9%	$1,148	$1,110	$38	3.5%
Favorable foreign exchange impact				7.3%				2.4%
Constant currency				2.6%				1.1%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales increase on a constant currency basis for the three and nine months ended September 30, 2025 was primarily driven by higher volumes of treatment centers, imaging equipment, and Wellspect Healthcare products, partially offset by lower volumes of CAD/CAM equipment. For the nine months ended September 30, 2025, these increases were partially offset by lower volumes of implants and prosthetics.
Rest of World

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Net sales	$231	$230	$1	0.3%	$685	$689	$(4)	(0.6%)
Favorable foreign exchange impact				1.2%				(1.5%)
Constant currency				(0.9%)				0.9%
Percentages are based on actual values and may not reconcile due to rounding.

The net sales decrease on a constant currency basis for the three months ended September 30, 2025 was primarily due to lower volumes of CAD/CAM equipment and implants products, partially offset by higher volumes of products within the Essential Dental Solutions and Wellspect Healthcare segments.

The net sales increase on a constant currency basis for the nine months ended September 30, 2025 was primarily driven by higher volumes of products within the Essential Dental Solutions and Wellspect Healthcare segments, partially offset by lower volumes of CAD/CAM equipment and lower volumes and unfavorable pricing on implants products.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Gross profit	$441	$495	$(54)	(11.0%)	$1,397	$1,512	$(115)	(7.6%)

Gross profit as a percentage of net sales	48.8%	52.1%	(330) bps		51.4%	52.4%	(100) bps
Percentages are based on actual values and may not reconcile due to rounding.

Gross profit as a percentage of net sales for the three months ended September 30, 2025 decreased primarily due to unfavorable product mix and pricing for CAD/CAM and restorative consumable products, as well as tariff costs, partially offset by a benefit from foreign currency.

Gross profit as a percentage of net sales for the nine months ended September 30, 2025 decreased primarily due to unfavorable product mix and pricing for CAD/CAM, implants, and restorative consumable products, as well as tariff costs. These decreases were partially offset by lower manufacturing costs and a benefit from foreign currency translation.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Selling, general, and administrative expenses (“SG&A”)	$355	$390	$(35)	(8.8%)	$1,055	$1,204	$(149)	(12.3%)
Research and development expenses (“R&D”)	37	40	(3)	(9.2%)	110	123	(13)	(10.9%)
Goodwill and intangible asset impairments	262	504	(242)	NM	497	510	(13)	NM
Restructuring and other costs	5	23	(18)	NM	18	45	(27)	NM

SG&A as a percentage of net sales	39.4%	41.0%	(160) bps		38.8%	41.7%	(290) bps
R&D as a percentage of net sales	4.1%	4.2%	(10) bps		4.0%	4.3%	(30) bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

SG&A Expenses

The decrease in SG&A expenses for the three and nine months ended September 30, 2025 was primarily driven by lower marketing expenses, particularly due to the absence of marketing for Byte products, and lower headcount costs as a result of restructuring and cost-saving initiatives.

R&D Expenses

For the three and nine months ended September 30, 2025, R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company expects to continue to maintain a level of investment in R&D that is at least 4% of annual net sales.

Goodwill and Intangible Asset Impairments

For the three months ended September 30, 2025, the Company recorded pre-tax goodwill impairment charges of $253 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment and indefinite-lived intangible asset impairment charges of $4 million and $5 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively.

For the nine months ended September 30, 2025, the Company recorded pre-tax goodwill impairment charges of $409 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The Company also recorded intangible asset impairment charges of $68 million within the Connected Technology Solutions unit and $20 million within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $5 million and $18 million for the three and nine months ended September 30, 2025, respectively, and $23 million and $45 million for the three and nine months ended September 30, 2024, respectively. The expenses in 2025 primarily consist of costs in connection with various restructuring initiatives. The expenses in 2024 consisted primarily of severance costs in conjunction with the restructuring plans announced in February 2023 and July 2024. For further details refer to Material Trends in Capital Resources below, and Note 8, Restructuring and other costs, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Segment Adjusted Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)(a)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Connected Technology Solutions	$10	$16	$(6)	(42.6%)	$29	$21	$8	32.4%

Essential Dental Solutions	116	132	(16)	(11.5%)	403	372	$31	8.4%

Orthodontic and Implant Solutions	22	24	(2)	(3.8%)	104	108	$(4)	(3.2%)

Wellspect Healthcare	28	26	2	13.3%	78	73	$5	9.6%
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income for the three months ended September 30, 2025 is due to lower net sales on a constant currency basis and tariff costs, partially offset by favorable manufacturing variances. The increase in segment adjusted operating income for the nine months ended September 30, 2025 is due to lower headcount-related costs and professional service costs, partially offset by lower net sales on a constant currency basis.

Essential Dental Solutions

The decrease in segment adjusted operating income for the three months ended September 30, 2025 is due to lower net sales on a constant currency basis, unfavorable pricing, and tariff costs, partially offset by lower headcount costs. The increase in segment adjusted operating income for the nine months ended September 30, 2025 is due to lower headcount costs and professional service costs, partially offset by lower net sales on a constant currency basis.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for the three and nine months ended September 30, 2025 is due to the lower volumes of direct-to-consumer aligners and implants and prosthetics products and tariff costs, partially offset by lower headcount costs and professional service costs. During the nine months ended September 30, 2025, results also included favorable adjustments for estimated customer refunds and bad debt reserves for the Byte aligner business.

Wellspect Healthcare

The increase in segment adjusted operating income for the three and nine months ended September 30, 2025 is due to higher net sales on a constant currency basis as a result of new product launches.

Other Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Interest expense, net	$23	$18	$5	34.4%	$66	$53	$13	25.9%
Other income	(11)	(2)	(9)	NM	(10)	(10)	—	NM
Net interest and other expense (income)	$12	$16	$(4)		$56	$43	$13
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily due to a higher average carrying balance of total borrowings.

Other income

Other income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	2025	2024	$ Change

Foreign exchange gains (a)	$(13)	$(3)	$(10)	$(13)	$(17)	$4
Defined benefit pension plan expenses	3	1	2	5	6	(1)
Other non-operating (income) expense	(1)	—	(1)	(2)	1	(3)
Other income	$(11)	$(2)	$(9)	$(10)	$(10)	$—

(a) Foreign exchange gains include a benefit from our net investment hedges totaling $15 million, offset by revaluation of short-term intercompany receivables and payables of $2 million.

Income Taxes and Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	$ Change	2025	2024	$ Change

Provision for income taxes	$198	$17	$181	$114	$69	$45

Effective income tax rate	(86.5%)	(3.3%)		(33.6%)	(16.7%)

Net loss attributable to Dentsply Sirona	$(427)	$(494)	$67	$(452)	$(480)	$28

Diluted loss per common share	$(2.14)	$(2.46)		$(2.27)	$(2.35)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended September 30, 2025 and 2024 were (86.5%) and (3.3%), respectively. For the nine months ended September 30, 2025 and 2024, the rates were (33.6%) and (16.7%), respectively. The decrease in effective tax rate is primarily driven by goodwill and intangible asset impairments, the majority of which are not deductible for tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes significant provisions, including tax cut extensions and modifications to the international tax framework. The Company evaluated the impact of the OBBBA and concluded that the effect is not material to the financial results.

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

As a result of the annual test of indefinite-lived intangible assets, the Company identified impairments of certain trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of these assets was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s equipment and implant products due partly to competitive pressure, which contributed to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended September 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets. Due to the lower-than-expected results for Implant & Prosthetic Solutions, it was determined that the fair value of this reporting unit had declined below its carrying value. The updated fair value was computed in a manner consistent with the annual test described above, with the decline primarily driven by lower-than-expected volumes, particularly in the United States, and the impact of tariffs. As a result of the updated impairment testing, as of September 30, 2025 the Company recorded a pre-tax goodwill impairment charge of $253 million for the Implant & Prosthetic Solutions reporting unit. Additionally, review of the indefinite-lived intangible assets previously impaired as of June 30, 2025, using a consistent methodology as that which was used for the annual test, indicated a further decline in fair value as of September 30, 2025 due to lower volumes for the Company’s equipment and implant products. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $4 million and $5 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2025.

For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change

Cash provided by (used in):
Operating activities	$134	$374	$(240)
Investing activities	(87)	(140)	53
Financing activities	19	(264)	283
Effect of exchange rate changes on cash and cash equivalents	25	(8)	33
Net increase (decrease) in cash and cash equivalents	$91	$(38)	$129

Cash provided by operating activities decreased compared to the nine months ended September 30, 2024, primarily as a result of lower net sales and changes in working capital, including higher accounts receivable due largely to timing of sales and customer remittances and higher build of inventory during the current period. At September 30, 2025, the number of days for sales outstanding in accounts receivable increased by 9 days to 64 days as compared to 55 days at December 31, 2024, and the number of days of sales in inventory increased by 21 days to 145 days at September 30, 2025 as compared to 124 days at December 31, 2024.

Cash used in investing activities decreased compared to the nine months ended September 30, 2024, due to lower capital expenditures of $39 million, an increase in cash received on derivative contracts of $10 million due to the series of USD to CHF cross currency basis swaps the Company entered into on July 1, 2025, and a decrease in cash paid on the settlement of derivatives of $3 million due to the interest rate swap closure in the prior year. The Company estimates capital expenditures to be in the range of approximately $130 million to $140 million for the full year 2025 and expects these investments to include expenses for the ongoing implementation of a new global ERP system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

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

Cash provided by financing activities increased compared to the nine months ended September 30, 2024 primarily as a result of the Company entering into the Notes as described above. The increase in cash provided by financing activities was mostly offset by repayments on the Bridge Loan Facility and commercial paper facility. The Company also had lower payments for repurchase of treasury stock of $250 million compared to the nine months ended September 30, 2024.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2025, the Company had $1.19 billion of authorization remaining available for share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At September 30, 2025, the Company held 65.0 million shares of treasury stock.

The Company’s ratio of total net debt to total capitalization was as follows:

(in millions, except percentages)	September 30, 2025	December 31, 2024

Notes payable and current portion of debt	$378	$549
Long-term debt	2,017	1,586
Less: Cash and cash equivalents	363	272
Net debt	$2,032	$1,863

Total equity	1,478	1,943
Total capitalization	$3,510	$3,806

Total net debt to total capitalization ratio	57.9%	48.9%

At September 30, 2025, the Company had $736 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had no outstanding borrowings under the commercial paper facility at September 30, 2025, resulting in $700 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $42 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2025, the Company had $5 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility and senior notes contain certain covenants relating to the Company’s operations and financial condition. The most restrictive of these covenants after the amendments noted below include the following: (1) a ratio of senior debt to capitalization not to exceed 0.6, and (2) a ratio of operating income excluding depreciation and amortization to interest expense of not less than 3.0 times, in each case, as such terms are defined in the relevant agreement. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At September 30, 2025, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2025, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

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

As of September 30, 2025, in connection with the 2024 Plan, the Company has incurred $30 million in restructuring charges from inception, primarily related to employee transition, severance payments and employee benefits, which are expected to be paid by the end of 2025. Actions taken under the 2024 Plan will seek to streamline the Company’s operations and global footprint, as well as improve alignment of the Company’s cost structure with its strategic growth objectives. Remaining restructuring charges attributable to the 2024 Plan are not expected to be material.

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

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except with respect to the continued implementations of the new ERP system, there have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

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

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges, most recently in the quarter ended September 30, 2025, and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

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

As a result of the annual test of indefinite-lived intangible assets, the Company identified impairments of certain trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of these assets was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s equipment and implant products which contributed to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

For the three months ended September 30, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets. Due to the lower-than-expected results for Implant & Prosthetic Solutions, it was determined that the fair value of this reporting unit had declined below its carrying value. The updated fair value was computed in a manner consistent with the annual test described above, with the decline primarily driven by lower-than-expected volumes, particularly in the United States, and the impact of tariffs. As a result of the updated impairment testing, as of September 30, 2025 the Company recorded a pre-tax goodwill impairment charge of $253 million for the Implant & Prosthetic Solutions reporting unit. Additionally, review of the indefinite-lived intangible assets previously impaired as of June 30, 2025, using a consistent methodology as that which was used for the annual test, indicated a further decline in fair value as of September 30, 2025 due to lower volumes for the Company’s equipment and implant products. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $4 million and $5 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended September 30, 2025.

Following these impairments, the fair values of the Implant & Prosthetic Solutions reporting unit and the abovementioned indefinite-lived intangible assets continued to approximate their carrying values as of September 30, 2025. Any further decline in key assumptions, such as an increase in the discount rate by 50 basis points or further reduction in projected revenues or margins, would likely lead to additional material impairments of the Implant & Prosthetic Solutions reporting unit, the above-mentioned intangible assets, or both. Additionally, the fair value of other assets within the Connected Technology Solutions segment, including fixed assets and definite-lived intangible assets, may be at risk of material impairment if forecasted revenues or margins for this business decline further, or if the Company is not able to adequately mitigate the impact of tariff costs in future years. Remaining goodwill associated with the Implant & Prosthetic Solutions reporting unit was $123 million as of September 30, 2025, which represents all remaining goodwill within the Orthodontic and Implant Solutions segment. The remaining carrying values of the indefinite-lived intangible assets within the Connected Technology Solutions and Orthodontic and Implant Solutions segments approximate fair value and were $105 million and $90 million, respectively, as of September 30, 2025.

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

There is a risk of future impairment charges if there is a decline in the fair value of the reporting units or indefinite-lived intangible assets as a result of, among other things, actual financial results that are lower than forecasts, an adverse change in valuation assumptions, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings. Additionally, any such material impairment charges in future periods could result in violations of the Company’s current debt covenants. The Company is committed to maintaining compliance with its debt covenants in all material respects, including proactively seeking temporary or permanent amendments or waivers to avoid breaching such covenants.

At September 30, 2025, following the above-mentioned impairments, the Company has $291 million of indefinite-lived intangible assets and $1.3 billion of goodwill recorded on its balance sheet. Additionally, the fair value of other assets within the Connected Technology Solutions segment, including fixed assets and definite-lived intangible assets, may be at risk of material impairment if forecasted revenues or margins for this business decline further, or if the Company is not able to adequately mitigate the impact of tariff costs in future years. Total net assets for this segment are $765 million as of September 30, 2025.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company had no repurchases of common shares under the stock repurchase program.
On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2025, the Company had authorization to repurchase $1.19 billion in shares of common stock remaining under the share repurchase program.

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Employment Agreement by and between DENTSPLY SIRONA Inc. and Daniel Scavilla, dated July 18, 2025* (1)
10.2	Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Simon D. Campion, dated July 20, 2025* (1)
10.3	Form of Option Award Agreement (Director) under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.4	Transition, Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Richard C. Rosenzweig, dated October 2, 2025* (2)
31	Section 302 Certification Statement of the Chief Executive Officer (Filed herewith)
32	Section 906 Certification Statement (Furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.
(1) Incorporated by reference to exhibit included in the Company’s Form 8-K dated July 18, 2025, File no. 0-16211.
(2) Incorporated by reference to exhibit included in the Company’s Form 8-K dated October 3, 2025, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Daniel T. Scavilla	November 6, 2025
	Daniel T. Scavilla	Date
President and Chief Executive Officer