Form 10-K
period 2025-12-31
DENTSPLY SIRONA Inc.
filed 2026-02-26
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2025, was $3,158,220,816. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
The number of shares of the registrant’s common stock outstanding as of the close of business on February 20, 2026 was 199,749,333.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement of DENTSPLY SIRONA Inc. (the “Proxy Statement”) to be used in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business

Overview

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”) is the world’s largest diversified manufacturer of professional dental products and technologies, with a 139-year history of innovation and service to the dental industry and a vision of improving oral health and continence care globally. Dentsply Sirona develops, manufactures, and markets comprehensive solutions, including technologically advanced dental equipment supported by cloud-enabled software solutions as well as dental products and healthcare consumable products in urology and enterology under a strong portfolio of world-class brands. Dentsply Sirona’s innovative products provide high-quality, effective, and connected solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on the Nasdaq stock market under the symbol XRAY.

Dentsply Sirona’s headquarters and principal operations are located in the United States of America (“U.S.” or “United States”) and the Company sells products globally through its foreign subsidiaries to customers in approximately 140 countries. Dentsply Sirona has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Italy, and Switzerland. The Company also has a significant market presence in the Asia-Pacific region, Central and South America, the Middle East region, and Canada.

Our Company’s mission is to transform oral health and continence care with innovative products, solutions and services through an engaged workforce.

Principal Products and Product Categories

The professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The Company offers a broad suite of dental products which together provide digital workflows for dental practitioners to make the highest use of technological advancements throughout each stage of patient care. Dentsply Sirona’s principal dental product categories are dental technology and equipment products, dental implants, clear aligners, and dental consumable products. Additionally, the Company manufactures and sells healthcare consumable products for urological and enterological applications. As part of its dental technology and equipment solutions, the Company also offers an open, cloud-based platform for digital services, DS Core. These products and solutions are produced by the Company globally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries.

The Company conducts business through four reportable segments: (1) Connected Technology Solutions, (2) Essential Dental Solutions, (3) Orthodontic and Implant Solutions, and (4) Wellspect Healthcare.

For the year ended December 31, 2025, the Company’s net sales disaggregated by reportable segment and the product categories of these reportable segments as a percent of net sales were as follows:

Connected Technology Solutions

This segment includes the design, manufacture and sales of the Company’s dental technology and equipment products. These products include the Equipment & Instruments and computer-aided design/computer-aided manufacturing (“CAD/CAM”) product categories.

Equipment & Instruments

The Equipment & Instruments product category consists of dental equipment products such as imaging equipment, motorized dental handpieces, treatment centers, and other instruments for dental practitioners and specialists. Imaging equipment serves as a key point of entry to the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intraoral applications, as well as cone-beam computed tomography systems (“CBCT”). Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygienic and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment, such as amalgamators, mixing machines and porcelain furnaces.

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

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include motorized endodontic handpieces, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include curing light systems, dental ceramics, composites, and other materials used in prosthetic restorations, including crowns and veneers.

The preventive products include small equipment, such as dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, and impression materials.

Orthodontic and Implant Solutions

This segment includes the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures, and digital orthodontic solutions. Offerings in this segment also include application of our digital services and technology, including those provided by DS Core, our cloud-based platform.

Orthodontics

The Orthodontics product category includes the SureSmile brand, a comprehensive digital treatment planning and orthodontic appliance solution. Cloud-based software is used to prescribe SureSmile clear aligners, robotically bent wires, and digital indirect bonding trays. The SureSmile Simulator uses intraoral scanners and our DS Core platform to create a 3D visualization of potential patient outcomes. The category also includes whitening kits and retainers. The Orthodontics product category previously included a direct-to-consumer clear aligner product marketed as Byte, which was no longer offered to new patients after October 24, 2024. The Company continues to provide support to Byte clear aligner patients in treatment, provided they meet certain criteria.

Implants & Prosthetics

The Implants & Prosthetics product category includes a portfolio of innovative dental implant products, supported by the Company’s digital workflow for implant solutions, digital dentures, crown and bridge products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor. Offerings in this category also include dental prosthetics such as artificial teeth.

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. Wellspect Healthcare is a leading global manufacturer and provider of innovative medical devices, including catheters to help people suffering from urinary retention and advanced irrigation systems to help people suffering from chronic or severe constipation, which combine a high degree of user convenience, clinical effectiveness and connectivity into one smart system.

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
•Increasing demand for earlier preventive care in dentistry.
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

•An accelerating trend, predominately in the United States, toward consolidation of dental practices into group affiliations, often called Dental Support Organizations, which may expand access for underserved patient populations, remove administrative and capital burdens on providers, and allow more opportunities for investment in dental technology and patient care.

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
•The growth in specialized care facilities and technical advancements pertaining to the identification and treatment of chronic renal ailments.

Sales and Distribution

Dentsply Sirona sells approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors. Certain products, such as endodontic instruments and materials, dental implants and orthodontic aligners and appliances, are often sold directly to dental laboratories or dental professionals in some markets. Our continence care products are primarily sold to distributors of medical supplies, with the remaining sales being made directly to patients and medical providers.

Customers that accounted for 10% or more of net sales or accounts receivable for the year ended December 31, 2025 were as follows:

	2025
	% of net sales	% of accounts receivable

Henry Schein, Inc.	13%	Less than 10%
Patterson Companies, Inc.	Less than 10%	11%

For the year ended December 31, 2024, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable.

Customers that accounted for 10% or more of net sales or accounts receivable for the year ended December 31, 2023 were as follows:

	2023
	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	11%
Patterson Companies, Inc.	Less than 10%	10%

Product Development

While the Company maintains market leadership in several of its product categories, continuous innovation and product development are critical for it to continue to maintain or grow its share in the markets it serves. The Company continues to focus efforts on successfully launching innovative products that have a significant impact on how dental and clinical professionals treat their patients. The Company has a history of investments in product development with a recent focus on innovation in and expansion of digital workflow solutions and other platform offerings. These investments in research and development have historically amounted to approximately 4% of net sales annually, and the Company has made certain additional investments to develop software and enhance its DS Core platform. In particular, the Company has continued to prioritize investments supporting digitally connected solutions and enhanced workflows through each stage of patient care, including software for improved collaboration and treatment planning, imaging and scanning technologies used in diagnosis, and products which are customizable and scalable. The Company plans to increase its annual investment in research and development to approximately 5% of net sales beginning in 2026.

During 2025, the Company introduced CEREC Primemill Lite, which offers bridges, veneers, and other material classes, in a budget-friendly format. CEREC Primemill Lite is fully compatible with CEREC Software and the new CEREC workflow on DS Core. The Company also launched CEREC Go, an easy-to-use wet-grinding unit designed specifically for composite and hybrid ceramic restorations. CEREC Go is designed to transform complex Class II restorations into a digitally supported workflow. The Company also launched a bioceramic sealer product called ProRoot Bio Sealer. The product addresses root canal obturation with its calcium silicate-based formula. ProRoot Bio Sealer is applied with ProRoot Flex Tip, allowing for easy application into all canal anatomies. The Company continued to expand and simplify workflows through clinical AI-powered solutions by launching DS Core Diagnose features in the United States. With this expansion, dental professionals are able to use DS Core Diagnose for a wide array of functions, including visualizing AI-powered and CBCT-based illustrations for enhanced patient communication; combining X-rays, intraoral scans, and annotations in a unified digital Canvas; and sharing treatment plans digitally. The Company also introduced the CEREC Cercon 4D Multidimensional Zirconia Abutment Block. The product combines high strength with esthetics for both hybrid abutments and hybrid abutment crowns.

Research and Development (“R&D”) investments include activities to accelerate product and clinical innovation and discipline and to develop potential improvements to the manufacturing process. These investments also support engineering efforts that incorporate customer feedback into continuous improvement for current and next-generation products, with the objective to achieve more frequent development and release cycles. The Company also undertakes pre-commercialization trials and testing of technological improvements prior to inception of the manufacturing process. The Company regularly enhances how R&D is conducted by identifying best practices, driving efficiencies, and optimizing cost structure to enable a more effective development process with a strategic focus on innovation process discipline. The Company has also transitioned to an enterprise approach to funding R&D projects, focusing on those areas with the highest return and impact to advancing digital dentistry.

Clinical Education

In 2025, the Company continued its investments in clinical education as a key value driver for its dental products to leverage its global footprint, enhance digital content, and strengthen its clinical network. As part of this objective, the Company remains committed to participation in clinical research demonstrating the efficacy of its products prior to market introduction, and in supporting the clinical education and technical training of dental professionals. Dentsply Sirona has academies and education centers in multiple countries around the world that are home to state-of-the-art training facilities which provide training both directly and through third-party content for dental professionals seeking clinical and technical continuing education. The academies offer hands-on teaching, live lectures, and on-demand webinars and courses which are taught by a diverse range of internationally recognized experts in all fields of dentistry. In 2025, the Company partnered with these experts in the delivery of thousands of courses to train dental professionals in the proper use of the Company’s products and to introduce those professionals to the latest technological developments. Initiatives to support clinical education also include partnerships with research institutions and dental and medical schools. The Company also offered education tracks at its premier DS World trade and professional education events across the globe in 2025.

Competition

The Company conducts its global operations in highly competitive market conditions. Competition in the industries for dental technology and equipment, dental consumables, orthodontics and continence care products is based primarily upon product performance, quality, safety and ease of use, as well as price, customer experience, innovation and acceptance by clinicians, technicians and patients. Dentsply Sirona believes that its principal strengths include its well-established brand names, its end-to-end dental portfolio, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its global sales force, the breadth of its distribution network, its commitment to customer satisfaction and the support of the Company’s products by dental and medical professionals.

The size and number of the Company’s competitors vary by product and region. There are many companies that produce some of the same types of products as those produced by the Company, but no single competitor produces the breadth of products that are produced by Dentsply Sirona.

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

Dental and medical devices sold by the Company in the United States are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the EU, the Company’s products are subject to the medical device laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of products in a similar way to the FDA regulations. The Company’s products in Europe bear the CE mark showing that such products comply with European regulations. The Company’s products classified by the EU MDD were mandated to be certified under the MDR. These regulations also applied to all medical device manufacturers who market their medical devices in the EU and all such manufacturers had to perform significant upgrades to quality systems and processes, including technical documentation, and subject their medical devices to certification under the EU MDR in order to continue to sell those products in the EU. Although all medical device manufacturers were required to certify their Class I products by May 2021, on March 15, 2023, the EU extended the MDR transition periods to December 31, 2027 for Class III and implantable Class IIb devices and December 31, 2028 for non-implantable Class IIb and lower risk devices and for Class I devices (each such Class as defined in the EU MDR regulations) that are a higher class under the MDR. The Company completed required certifications of its quality management systems in 2024. The Company remains focused on ensuring that all its products that are considered to be medical devices will be fully certified as required by the EU MDR dates and timelines.

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

The Company is subject to domestic and foreign laws, rules, regulations, and self-regulatory codes governing data privacy and transparency, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as

amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), the California Consumer Privacy Act as amended by the California Privacy Rights Act, the European General Data Protection Regulation (“GDPR”), China’s Personal Information Protection Law (“PIPL”), Brazil’s Lei Geral de Protecäo de Dados (“LPGD”), the Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act, EU Directive 2002/58/EC (and implementing and local measures adopted thereunder), France’s Data Protection Act of 1978 (rev. 2004) and France’s Loi Bertrand, certain rules issued by Denmark’s Health and Medicines Authority, and similar international laws and regulations. Applicable privacy laws around the world restrict the use and disclosure of personal information and mandate the adoption of standards relating to the privacy and security of individually identifiable information such as data minimization, access control, providing transparent notice of our privacy practices, and respecting data subject rights. Privacy laws also require the reporting of certain unauthorized disclosures of personally identifiable information. The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

There are significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See Item 1A, “Risk Factors,” of this Form 10-K for additional detail.

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

Human Capital

Every day, we create innovative solutions that transform lives. With the customer at the center of everything we do, our high‑performance culture equips us to build, grow, and win together. We are shaping the future of dentistry while delivering meaningful value to customers and patients worldwide.

As of December 31, 2025, the Company and its subsidiaries employed approximately 14,000 employees globally, including approximately 3,000 in the United States. Employees outside the United States, particularly in Europe, may be covered by collective bargaining agreements, union contracts, worker councils, or similar programs. We believe our global talent strategy enables employees to perform at their highest potential in service of our customers.

High-Performance Culture

We maintain a consistent, high‑quality talent selection process aligned with our values and our commitment to putting the customer at the center.

All new employees participate in our custom Enterprise Orientation, which introduces our culture, explains how to navigate our organization, and reinforces our shared responsibility to deliver exceptional customer experiences. We also provide industry‑specific overviews to help employees learn the fundamentals of our industry and products.

Our Performance Feedback Process includes goal setting and regular development discussions between employees and managers, ensuring that goals align with our customer‑at‑the‑center approach and lead to improved customer experiences. Every employee has access to our Own Your Journey career‑pathing toolkit to explore career aspirations and development planning resources.

We conduct regular talent reviews to identify successors and to support sustainability of our operations.

Developing Key Capabilities

We provide a robust on‑demand learning library in multiple languages through LinkedIn Learning. In addition, employees worldwide can participate in our mentoring and coaching programs. Furthermore, to increase awareness of available development resources, we regularly offer live self‑development sessions.

We continue our partnership with Prosci, a global leader in change‑management methodology and research. This collaboration provides a consistent set of tools and processes to support the people side of change using our internal facilitators, enabling teams to adopt new ways of working that ultimately enhance the customer experience.

In 2025, we partnered with Korn Ferry to offer the Professional Selling Skills® (“PSS”) suite of courses to standardize global sales training and drive growth. We are certifying our sales leaders to deploy PSS and complementing the training with sales‑specific onboarding, product training, coaching, mentoring, development pathing, and sales‑focused leadership development.

Lastly, we have five Communities of Practice, which are groups of employees united to share knowledge in critical skill areas, including Change, Project Management, Sales, Cultural Awareness, and Management. Employees use our online chat forum to share ideas, network, and ask questions within each group. Live virtual events are hosted where employees can learn from one another’s experiences.

Inclusion & Engagement

Our global diversity is one of our greatest strengths. Our Inclusion & Engagement Council is composed of employees representing a wide range of levels, experiences, backgrounds, geographies, and functions. The Council champions an environment where all employees can reach their highest performance in service of our customers and helps us better understand opportunities to reflect our customers’ diverse needs.

Our Employee Resource Groups (“ERGs”) foster an inclusive environment, encourage collaboration, and provide development opportunities. As of December 31, 2025, we had nine ERGs with approximately 4,700 members globally.

We also offer an on‑demand learning catalog of optional training courses designed to strengthen our inclusive culture. Our Conversations of Understanding series is a signature program, providing voluntary group discussions where employees share experiences and perspectives to build awareness and empathy—qualities that support stronger customer relationships.

We keep employees informed, connected, and engaged through regular town halls and live video chats, offering opportunities to engage directly with executive leadership. We conduct global engagement surveys every 1–2 years, share results internally, and commit to action planning and transparent progress updates. We also monitor key moments in the employee lifecycle through targeted pulse surveys.

Compensation and Benefits

Our total rewards strategy is designed to attract, retain, and reward top talent so we can consistently meet customer expectations. We offer competitive compensation and benefits administered fairly and equitably across all levels. While offerings vary by country, our programs support employees’ financial, physical, and mental well‑being. These include annual performance incentives, pension and retirement savings plans, health and welfare benefits, paid time off (including time for charitable activities), leave programs, flexible work arrangements, and employee assistance programs.

Employee Health & Safety Matters

The health and safety of our employees is paramount. Our global Employee Health & Safety program provides standardized processes, training, and performance monitoring aligned with frameworks such as OHSAS 18001 and ISO 45001. Our corporate Crisis Management Team and newly implemented crisis‑response platform enhance our ability to respond quickly and effectively to local or global events—ensuring continuity for our customers and patients.

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

Available Information

Dentsply Sirona maintains a primary website, www.dentsplysirona.com, and makes available free of charge through the investor section of its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not a part of, this report. All filings with the SEC are also available at the SEC’s website, www.sec.gov.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESSES

We rely heavily on information technology to operate our businesses and product portfolios, and any cyber incidents could harm our operations and have a material impact on our business and financial results.

We are exposed to the risk of cyber incidents, which can result from deliberate attacks or unintentional events, in the normal course of business. We use integrated information and technology systems to manage our business and deliver products and services to customers. In particular, the 2022 launch of DS Core, our cloud platform that integrates digital dentistry workflows across devices, and the 2024 launch of Primescan 2, a cloud-native intraoral scanner, have introduced new potential vulnerabilities to cyber attacks. The breadth and complexity of our information and technology systems have increased and we expect that they will continue to increase as we expand the services enabled by DS Core and further develop our Enterprise Resource Planning (“ERP”) systems and product offerings to utilize artificial intelligence (“AI”) and analytics (such as DS Core). As a result, we will increasingly be exposed to risks inherent in the development, integration and operation of the evolving information and technology supporting our product platforms, as well as our own internal infrastructure, including:

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

Like other large, global companies, during the normal course of business, we have experienced and expect to continue to experience cyber threats, attacks and other attempts to compromise our information systems, with such attacks and threats rapidly increasing in both sophistication and frequency. Although past cybersecurity incidents have not had a material effect on our business or operations, and although we and our service providers take efforts to ensure the integrity of our systems and anticipate, detect, avoid or mitigate such threats, we cannot provide assurances that a future cyberattack would not result in material harm to our business and results of operations. Our policies, required employee training (including phishing prevention), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. Cyberattacks could cause us to incur significant costs, disrupt key business operations and divert attention of management and key information technology resources. We also face the ongoing challenge of controlling access to our information and technology infrastructure. We have implemented new controls, governance, protections and procedures as a result of cyber incidents experienced in the past. If we do not successfully manage these access controls, it could expose us to the risk of security breaches or disruptions. Disaster recovery plans, where in place, might not adequately protect us in the event of a system failure. Further, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the event of a system failure. Despite any precautions we take, damage from natural disasters, telecommunications failures, computer viruses, break-ins, human error or similar events at our computer facilities could result in interruptions in the flow of data to our servers, although we have not yet experienced such an interruption. While we have invested and continue to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate us from cyber incidents, technology disruptions or data loss and the resulting adverse effect on our operations and financial results. If our information systems are breached again, sensitive and proprietary data is compromised, surreptitiously modified, rendered inaccessible for any period of time or made public, or if we fail to make adequate or timely disclosures to affected individuals, appropriate state and federal regulatory authorities or law enforcement agencies, it could result in significant fines, penalties, court orders, sanctions and proceedings or actions against us by governmental or other regulatory authorities, customers or third parties. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we experience cyber incidents in the future.

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

We collect and process personally identifiable information (“PII”) and other data as part of our business processes and activities. This data is subject to an increasing number of U.S. and foreign laws and regulations, including oversight by regulatory or governmental bodies. The EU General Data Protection Regulation (“GDPR”), for example, has an extraterritorial scope that makes it applicable to our U.S.-based legal entities whenever we process the personal data of EU residents and impose stringent data protection requirements and provides significant penalties for noncompliance. Privacy laws, rules and regulations are also rapidly developing in other regions, including China, Brazil and South Korea, and the United States.

In the United States, the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) impose requirements on covered entities and their business associates to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI.

Our Company, through its various subsidiaries, functions as both a covered entity and a business associate under HIPAA. We believe that we have implemented appropriate policies and procedures and security measures necessary to comply with HIPAA. However, despite our compliance efforts, we may suffer a serious breach of PHI or be subject to a cyberattack that compromises the PHI that we maintain, which may require that we pay monetary civil penalties or establish corrective action plans.

Additionally, federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties:

•For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy violations and data breaches.

•Additionally, the California Consumer Privacy Act (“CCPA”) creates additional data privacy obligations for covered companies and other states have followed California by implementing data privacy laws, including, but not limited to, Colorado, Connecticut, Utah, Virginia, and Washington. These laws and other state laws contain breach notification requirements. If we suffer a serious breach of personal data, we may be subject to breach notification requirements, government investigations, media inquiries, civil and criminal fines and penalties, litigation, and negative public perception, and we may be required to expend substantial financial and personnel resources. Any liability from failing to comply with applicable privacy and data protection laws could adversely affect our operations and our financial condition.

These varying laws, rules, regulations and industry standards impact our businesses to the extent we rely on the use of PII, including PHI, and create significant compliance challenges. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed to be non-compliance or a failure to conduct proper due diligence. Any inability, or perceived inability, to adequately address privacy and data protection concerns or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or our officers, damage our reputation, inhibit sales, and otherwise adversely affect our business.

In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, especially in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, the EU AI Act was enacted on August 1, 2024, with some provisions effective in February of 2025, and becoming fully effective on August 2, 2026. Additionally, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit the ability of the Company and its business partners to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

New and more stringent multinational, national and state technology legislation and regulations may be adopted in 2026 and beyond. We cannot predict the scope of new legislation, regulation or enforcement, the jurisdictions that may be involved, or impact. Failure to comply with technology laws and regulations could result in enforcement actions (which could include substantial penalties), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

Although we currently maintain liability insurance intended to cover cyber and certain other privacy and security breach-related claims, we cannot ensure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future if the outcomes of such claims are unfavorable to us. Insurers are seeking to limit liability and/or deny coverage for AI-related claims due to uncertainty created by the speed of technology advancement. Liabilities for claims outside or in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Additionally, our brand depends on our reputation for offering high-quality solutions meeting the highest safety standards. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships or failure to adequately protect the relevance of our brands may lead to litigation, customers purchasing from our competitors, other brands or private labels not manufactured by us, or regulatory enforcement action, any of which could have a material negative impact on our business, financial condition or results of operations.

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

We generate a substantial portion of our revenue through a limited number of distributors who we also rely on to provide important service and support to end-users. We have attempted to mitigate any risks related to this concentration through diversifying our distributor base, particularly in the United States beginning in 2026.

The dental market continues to be impacted by price competition, driven in part by the consolidation of dental practices, the growing significance of Dental Support Organizations, innovation, and end-user price sensitivity. There can be no assurance our distribution partners will purchase products from us at a similar rate as in the past. Changes in our distributors, our promotional strategies, and investments may adversely impact our distributor relationships, including their effectiveness in selling our projects, which could have a material adverse effect on our results of operations and financial condition. In addition, changes in the capital structure or ownership of distributors could result in changes to our relationship, including shifts in strategies related to inventory management, customer service and servicing the installed base of our products.

We rely in part on our distributor and customer relationships to predict future demand levels and estimate the impact on our financial results. Predications of retail or end customer demand, which influence distributor demand for Dentsply Sirona products, may fluctuate, and may be different from actual demand. There can be no assurance that distributors’ and customers’ demand for our products will be consistent with historical demand. Any disruptions to our distributors’ operations or systems may result in delays in orders and shipments and may prevent our products from being timely delivered to the market.

Our acquisitions, exiting of businesses, divestitures or strategic investments may result in financial results that are different than expected and create certain risks for our business and operations.

We have made, and may continue to make in the future, acquisitions to enhance our business and product portfolio, which require us to invest significant resources to integrate the businesses we acquire. We also periodically evaluate our businesses and assets for potential disposition as a key part of our strategy. The success of each acquisition or divestiture depends in part on our ability to realize opportunities and manage risks, including challenges executing transactions, higher operating expenses, litigation, adverse effects on existing business relationships with suppliers and customers, and the potential loss of key employees, customers, distributors, vendors, and other business partners. The process of continuing to evaluate acquisitions, divestitures or strategic investments may be costly, time-consuming and complex, including requiring management to devote significant time and attention to these types of transactions that may distract our management and disrupt our ongoing business operations or relationships. We may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may not achieve expected returns and benefits in connection with acquisitions or dispositions as a result of various factors, including integration challenges, such as those relating to personnel and technology, and we may not achieve financial results consistent with revenue growth expectations and cost synergies or savings anticipated from integration or disposition activities. Dispositions may also involve continued involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other financial obligations. Under these arrangements, the performance of the divested business, or other conditions outside our control, could affect our future financial results.

We may fail to realize the expected benefits of our strategic initiatives, including executed, announced, or potential future restructuring and other business transformation efforts.

We undertake strategic initiatives in an attempt to improve the effectiveness and efficiency of our organization, support growth initiatives and improve operating and financial results. Our ability to achieve benefits from our strategic initiatives within the expected timeframe is subject to many estimates, assumptions, and other factors that we may not be able to control. We may also undertake restructuring plans that lead to our incurring charges to execute the plans, which charges may be higher than anticipated, reducing our profitability in the periods such charges are incurred. We executed a restructuring plan in 2024 (the “2024 Plan”). Actions taken under the 2024 Plan sought to streamline our operations and global footprint, as well as improve alignment of our cost structure with strategic growth objectives. The 2024 Plan is substantially complete as of December 31, 2025. In addition, we implemented a new restructuring plan in 2026 (the “2026 Plan”) to improve operational performance and drive stockholder value creation. In connection with the 2026 Plan, the Company expects to incur non-

recurring charges in the approximate range of $55 million to $65 million, the majority of which will be expensed and paid in cash in 2026 and 2027. The 2026 Plan is anticipated to result in approximately $120 million in annualized cost savings.

We currently use disparate systems, including ERP systems, across the organization, which may reduce our ability to obtain and analyze business data in a timely manner, increase costs for system upgrades, and pose business partner connection challenges. Non-standardized processes may lead to inaccurate, incomplete or delayed financial and management reporting, which may result in misleading or inaccurate reporting for key business decisions or noncompliance with applicable business and regulatory requirements, potentially causing penalties or fines. We continue to focus on standardizing our processes, improving our financial systems, maintaining effective internal controls and centralizing transaction management and execution to provide continued assurance with respect to our financial reports and prevent financial misstatement or fraud. In 2025, we continued implementing a new global ERP system, which will upgrade and standardize our existing information systems. Beginning in 2023 and continuing through 2025, we made capital investments to support the implementation of this new global ERP system, which has resulted in significant costs and uses of cash that are expected to continue in the future. Execution of the implementation plan is expected to take several years to complete, and cost overruns or any disruptions, delays or complications could lead to higher than anticipated capital investments and related costs, potentially adverse impacts to sales and shipping activities, distract from our core business, or result in failures to produce financial information accurately and timely and may adversely impact our financial results. The implementation of a new global ERP system may not be fully successful in providing standardization sufficient to address these risks even once completed. The failure to either deliver the application on time, adequately design the ERP system or anticipate organization readiness and training needs could lead to business disruptions. The quarterly timing of sales may also be impacted as distributors adjust their buying patterns and inventory levels in anticipation of potential business disruptions related to the implementation of our new ERP system. Failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the timing of strategic investments, we may fail to realize expected efficiencies and benefits or may experience a delay in realizing such efficiencies and benefits, and our operations and business could be disrupted. Company management may be required to divert their focus to these disruptions, and implementation may require agreements with third parties, such as labor unions or works councils. Risks associated with these actions and other workforce management issues include delays in workforce reductions, additional unexpected costs, changes in restructuring plans that modify the number of employees affected, negative impacts on our relationship with labor unions or works councils, adverse effects on employee morale, and failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our sales growth and other results of operations, cash flows or financial condition, or competitive position.

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

We sell to customers in approximately 140 countries and our manufacturing facilities, along with those of our suppliers, are located in multiple countries around the world. Potential events such as extreme weather, natural disasters, regional epidemics or global pandemics, worker strikes and social and political actions, such as trade wars, regional wars or conflicts or other events beyond our control, could impact our ongoing business operations, including due to disruptions at critical third-party vendors or the loss of critical information technology and telecommunications systems. There is potential that global climate change could result in certain types of natural disasters occurring more frequently or with increased intensity and such climate events could disrupt our third-party suppliers, production, and distribution of our products. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Although we maintain multiple manufacturing facilities, a large number of the products manufactured by us are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative third-party suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays and increased expenses and may damage our business and results of operations. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, such events could result in an interruption in our operations and could cause material negative impacts on our business, financial condition or results of operations.

Additionally, certain raw materials are purchased from a limited number of suppliers, including in certain cases single source suppliers pursuant to agreements that are subject to periodic renewal, some of which may also compete with us. As there are a limited number of suppliers for these products, there can be no assurance that we will be able to obtain an adequate supply of these products and raw materials in the future at acceptable prices. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of our products and result in the cancellation of orders. In addition, these suppliers could discontinue the manufacture or supply of these products to us or supply products to competitors. We may not be able to identify and integrate alternative sources of supply in a timely fashion, or at all. Any transition to alternate suppliers may result in delays in shipment, increase expenses and limit our ability to deliver products to customers.

We have recognized substantial goodwill and indefinite-lived intangible asset impairment charges and may be required to recognize additional goodwill and indefinite-lived intangible asset impairment charges in the future.

We have acquired companies resulting in the recognition of goodwill and intangible assets. Actual performance of acquired companies may differ from forecasts or projections, leading to the anticipated economic benefit from those acquisitions not being realized, which could result in an impairment of goodwill or intangible assets. We review amortizable intangible assets for impairment when events indicate the carrying value may not be recoverable. We test goodwill and indefinite-lived intangibles for impairment at least annually. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates.

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

For further information regarding the specifics of our impairments, see Note 11, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties.

Our financial results may be adversely impacted if third parties infringe upon our intellectual property rights or misappropriate our technologies and trademarks. To protect our rights to our intellectual property, we rely on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with our employees, strategic partners, and others. However, we cannot be assured that the protective steps that we have taken will be adequate to detect, protect against or deter misappropriation. Effective patent, trademark and trade secret protection may not be available in every country in which we will offer our products. In addition, there is a risk of employees inadvertently inputting trade secret information into AI technologies, thereby enabling third parties to access such information. Any failure to adequately protect our intellectual property rights could devalue our proprietary content and impair our ability to compete effectively.

Litigation may be necessary to assert claims against others, enforce patents owned by or licensed to us, protect our trade secrets or know-how, or determine the enforceability, scope, and validity of our proprietary rights or to defend third-party claims that we have infringed on proprietary rights of others. An adverse determination in such proceedings could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, prohibit us from marketing our products, require us to seek licenses from third parties, require us to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement, or we could be at risk for an injunction if it is ultimately determined that our products infringe a third party’s intellectual property rights. If we cannot obtain third-party licenses when necessary, we may be restricted or prevented from commercializing our products. If we become involved in litigation, we may incur substantial expense, and the proceedings may divert the attention of key personnel, even if we ultimately prevail. Our success will depend in part on our ability to obtain patents for technology in our products, defend infringement on our patents by third parties that relate to our products, technologies, and processes, both in the United States and in other countries, and defend against claims that we are infringing on the intellectual property of others.

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

We utilize short- and long-term debt markets to obtain capital from time to time. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global credit markets, the availability of sufficient amounts of financing, operating performance, and credit ratings. Macroeconomic impacts, including natural disasters, pandemics, geopolitical conditions or other catastrophic events, may result in significant disruption in the credit markets, which may adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

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

We now have and expect to continue to have a significant amount of debt. Our indebtedness could have important consequences to us, including the following:
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

There is no guarantee that we will be able to renew or replace our existing debt agreements as they become due. A failure to renew or replace such agreements and instruments would harm our overall liquidity.

Our foreign currency hedging and cash management transactions may be ineffective or only partially mitigate the impact of exchange rate fluctuations, exposing us to unexpected volatility.

Due to the global nature of our business, movements in foreign exchange rates may impact our consolidated statements of operations, consolidated balance sheets and consolidated statement of cash flows. With approximately two-thirds of our sales occurring outside the United States, our consolidated net sales are impacted negatively by the strengthening and positively by the weakening of the U.S. dollar as compared to certain foreign currencies. Changes in trade policy, supply chain constraints, higher energy costs, labor shortages, and geopolitical tensions have all contributed to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates. Additionally, movements in certain foreign exchange rates may impact our results of operations, financial condition, and liquidity since a number of our manufacturing and distribution operations are located outside of the United States. Although we currently use and may in the future use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or available.

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
•compliance-related risks;

•trade restrictions and tariffs;
•product registration requirements;
•longer payment cycles;
•uncertainty regarding energy costs and labor availability;
•changes in regulatory requirements and tariffs, including restrictions in China on the proportion of certain medical equipment which can be imported;
•potentially adverse tax consequences; and
•trade policy changes.

The Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States and other countries. The U.S. government has implemented or is in the process of implementing various tariffs on the importation of goods from certain countries, a number of which are applicable to the Company’s supply chain, operations, and sales, and the tariffs enacted or proposed by the Trump Administration and retaliatory tariffs by other countries could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant share of the dental equipment that we sell in the United States is manufactured in Europe. Europe is also a major market for our products, including certain consumable products made in the United States, while sales in China represent less than 5% of our global sales on an annual basis. We continue to monitor and evaluate the ongoing and potential impacts of the tariffs and changes in trade policy, whether implemented or proposed, on our supply chain, costs, net sales and profitability. We have implemented and continue to evaluate additional strategies that would mitigate such impacts, including competitive pricing strategies to offset tariffs and evaluating potential sourcing options that work with our vendors and merchants to seek to minimize products sourced from high tariff rate countries, both for existing products and for new product development. Furthermore, changes in trade policies can lead to supply chain constraints, higher energy costs, labor shortages, and contribute to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates. The impact that these tariffs and changes in trade policy will ultimately have on our financial results remains uncertain, including the impact on demand for our products in certain markets if prices rise as a consequence of import tariffs.

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

Furthermore, geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from both the Russia-Ukraine conflict and the conflict in the Middle East. These conflicts are highly unpredictable and could lead to significant market and other disruptions, which along with the spillover effect of ongoing civil, political, and economic disturbances on surrounding areas, may significantly devalue currencies we use or have other adverse impacts, including increased costs of raw materials, manufacturing or shipping delays or increases in inflation rate, cyberattacks and supply chain challenges.

RISKS RELATED TO OUR REGULATORY ENVIRONMENTS

We may be subject to additional litigation and regulatory examinations, investigations, proceedings or court orders relating to the completed 2022 internal investigation regarding certain financial reporting matters. If any of these items are resolved adversely to us, it could harm our business, financial condition and results of operations.

As a result of the previously reported material weaknesses in internal control over financial reporting which were remediated as of December 31, 2023, which partially arose from the independent investigation regarding certain financial reporting matters conducted by the Audit and Finance Committee (“AFC”) of the Company’s Board of Directors. Several securities class action lawsuits were filed against us following our announcement on May 10, 2022 of the AFC’s internal investigation. While the related SEC investigation has been closed, we may face additional litigation and regulatory examinations, investigations, proceedings or court orders, including additional cease and desist orders, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties and other equitable remedies. Our management has devoted and may be required to further devote significant time and attention to these matters. If any of these matters are resolved against us, it could harm our reputation, business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended a significant amount of time and resources investigating and defending against the claims underlying these matters and expect to continue to do so. For further information, see Note 21, Commitments and Contingencies, discussing the securities class action lawsuits, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

We may be unable to obtain necessary product approvals and marketing clearances.

We must obtain certain approvals and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell select products in the United States and foreign countries. These agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sales, installation, service, and distribution of medical devices and pharmaceuticals. The FDA enforces additional regulations regarding the safety of X-ray emitting devices.. Various U.S. states also impose manufacturing, licensing, and distribution regulations.

The FDA review process for new medical devices typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required to market certain classes of new or modified medical devices. If specifically required by the FDA, a pre-market approval may be necessary. Such proceedings are potentially expensive and time-consuming and may hinder a product’s entry into the marketplace. There can be no assurance that the review or approval process for these products by the FDA or any other governmental authority will occur in a timely fashion, or that additional regulations will not be adopted or current regulations amended in a manner that will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices that received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties, enforcement actions, import bans, or other negative consequences.

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

Similar to the FDA review process, the EU review process typically requires extended proceedings on the safety and efficacy of new products. Such proceedings are potentially expensive and time-consuming and may hinder a product’s entry into the marketplace.

Our products that fall into the category of Class I under the EU MDD were mandated to be certified under the EU MDR. These regulations applied to all medical device manufacturers who market their medical devices in the EU, and manufacturers were required to perform significant upgrades to quality systems and processes. On March 20, 2023, the EU Commission extended the MDR transitional periods until December 31, 2027 for higher risk devices and until December 31, 2028 for other medical devices. We remain focused on ensuring that applicable medical device products will be fully certified by the deadlines. Additionally, given the exit of the UK from the EU, the EU CE marking will be recognized in the UK through the earlier of the expiration of the product’s CE certificate or June 2028. After such date, the UK may impose its own differing regulatory requirements for products imported from the EU.

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

Certain governments have adopted or are considering tax reform measures that could significantly increase our worldwide tax liabilities.

•On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making various changes to the U.S. tax code. In particular, OBBBA reinstated the deduction for research and development expenditures within the United States and introduced new provisions for the immediate deduction of certain capital expenditures. These changes may have an impact on our future tax payments.

•The Organisation for Economic Co-operation and Development (“OECD”) and other government bodies have focused on the taxation of multi-national corporations, including in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower rates. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15% (“Pillar Two”), which became effective as of January 2024. Other countries have made, or are actively considering, changes to their tax laws to adopt certain parts of the OECD’s proposals. However, on June 28, 2025, the G7 issued a joint statement stating that Pillar Two will operate alongside the U.S. system of tax and proposed that U.S.-parented multinational groups not be subject to certain provisions of Pillar Two. Other OECD countries are likely to consider changes to their own tax laws and the implementation of Pillar Two. Additional changes to tax laws or inconsistent application of existing tax laws, including Pillar Two, could increase tax uncertainty and have a material effect on the Company’s effective tax rate, financial position, results of operations, and cash flows.

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

We voluntarily suspended the sale and marketing of our direct-to-consumer Byte aligner systems and impression kits, and subsequently determined to cease offering these aligners to new patients while repurposing Byte technologies and capabilities to support other products within our aligner portfolio. As a result, we have experienced a material impact on our results of operations, and we may be required to take additional significant impairment charges if we are unsuccessful in our efforts to reallocate Byte resources.

On October 24, 2024, we announced the voluntary suspension of the sale and marketing of our direct-to-consumer Byte aligner systems and impression kits. In January 2025, we announced that Byte aligners would no longer be offered to new patients.

The initial suspension and subsequent decisions regarding Byte products had a material impact on our results of operations. The sales of Byte aligner systems and impression kits represented approximately 2% of our annual revenue for the year ended December 31, 2025, and the assets related to the Byte aligner business are approximately 5% of the Company’s assets as of December 31, 2025. Although we have not accepted any new Byte aligner patients since October 24, 2024, we have continued to provide support for non-contraindicated Byte aligner patients currently undergoing treatment. We also incurred charges relating to customer refunds and asset write-offs. For further information, see Note 18, Restructuring and Other Costs, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenue to decline.

Third-party payors, including government health administration authorities, private health care insurers and other organizations, regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. For example, the U.S. Centers for Medicare and Medicaid Services is considering a proposed rule which might, among other things, subject urological supplies to the Durable Medical Equipment, Prosthetics, Orthotics, and supplies Competitive Bidding Program. Such a change could lead to lower reimbursement levels for these products. While we cannot predict what effect the policies of government entities and other third-party payors will have on future sales of our products, there can be no assurance that such policies would not cause our revenue to decline.

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

We manufacture and sell dental filling materials that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents, and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of BPA could contribute to a perceived safety risk for our products that contain BPA or other substances.

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

The FCPA generally prohibits companies and their affiliates from making improper payment to non-U.S. officials for the purpose of obtaining or retaining business, and also includes books and records and internal accounting controls requirements. Our internal policies, procedures and Code of Ethics and Business Conduct mandate compliance with these anti-corruption laws. However, we operate in some countries perceived to have a higher risk of corruption. Despite our training and compliance programs, we cannot provide assurance that our internal policies and procedures will always protect us from violations of such anti-corruption laws committed by our employees or affiliated entities or their respective officers, directors, employees and agents. Failure to comply with the FCPA and other laws governing the conduct of business with government entities may subject us to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any ongoing investigation of potential violations of the FCPA or other anti-corruption laws by the United States or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, could adversely affect our operations and financial results.

•The European Union’s Corporate Sustainability Reporting Directive (“CSRD”) requires impacted companies to make extensive sustainability and climate-related disclosure. In December 2025, the EU Parliament approved changes to the CSRD due to the Omnibus simplification package, altering reporting deadlines (so-called “stop the clock”) and to reduce the number of reporting requirements through revised European Sustainability Reporting Standards (“ESRS”). The revised ESRS are expected to be adopted by the European Commission in the first half of 2026. These changes, and any other new or pending legal or regulatory matters, may result in the expenditure of additional resources or costs to comply with such requirements.
•The state of California has also enacted a series of environmental laws related to climate disclosures with which we are required to comply in 2026, pending the outcome of legal challenges.
•On March 27, 2025, the SEC voted to cease defending the previously-proposed climate-related disclosure rules. It is unclear whether similar rules will ever be implemented.
•Other international jurisdictions are proposing climate and ESG-related disclosure legislation.

Climate-related rules will increase compliance costs and could increase litigation risks related to disclosures, which could materially and adversely affect our financial performance.

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
We are subject to federal, state, local and foreign laws, rules, regulations, self-regulatory codes, circulars, and orders relating to health care fraud (“Healthcare Fraud Laws”). Some of these laws, referred to as “false claims laws,” prohibit the submission, or causing the submission, of false or fraudulent claims for reimbursement to health care payors and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving, or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by health care payors and programs. Additionally, under the reporting and disclosure obligations of the U.S. Physician Payment Sunshine Act and similar Healthcare Fraud Laws, the general public and government officials will be provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers, including us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs. We cannot predict whether changes in Healthcare Fraud Laws, or the interpretation thereof, or changes in our services or practices in response, could adversely affect our business.

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

Our business, operating results, financial condition, credit rating, access to credit markets, and liquidity may be adversely affected by changes in global economic conditions, including inflation, supply chain disruptions, credit market conditions, consumer and business confidence, and other factors generally beyond our control. We expect the current global supply chain and labor market challenges and inflationary pressures will continue to negatively affect our results of operations. Specifically, the Company continues to experience higher prices and supply chain disruptions for certain raw materials and wage inflation. Certain dental specialty products, dental equipment and related products that support discretionary dental procedures, especially elective procedures in implants and aligners, may also be especially susceptible to changes in economic conditions. Decreases in consumer discretionary spending could negatively affect our business and cause a decline in sales and financial performance.

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

Talent gaps and challenges in managing and retaining top talent may impact our ability to operate effectively, execute strategic initiatives, and deliver for our customers.

Our success depends on our ability to attract, engage, develop, and retain employees with the skills and experience necessary to execute our strategy. Failure to fill key roles, retain critical talent, or upskill employees to address emerging skill gaps may negatively affect our performance, competitive position, and long‑term prospects. Maintaining a strong succession pipeline for senior leadership roles is essential to ensuring continuity for our customers.

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

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including the impact of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. In the last three years, we are not aware of having experienced any material information security breach incidents. The Company maintains cybersecurity insurance, and as part of management oversight we regularly review our policy and levels of coverage based on current risks.

Governance

Management’s Role Managing Risk

The cybersecurity risk management processes described above are managed by our Chief Information Security Officer (“CISO”), who has over 20 years of experience in matters of cybersecurity and information systems including senior roles at other global publicly traded companies in various industries. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Board of Directors Oversight

Our Board of Directors is committed to mitigating data privacy and cybersecurity risks and has charged the AFC with oversight of data privacy and cybersecurity risks. Our CISO provides updates to either the AFC or to the full Board of Directors on a quarterly basis on a broad range of topics, including:

•current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•compliance with regulatory requirements and industry standards; and
•updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents.

The CISO also promptly informs and updates the Company’s Board of Directors about any information security incidents that may pose significant risk to the Company. Our guidelines require that any significant cybersecurity matters, including strategic risk management decisions, are escalated to the Board of Directors to ensure that they have comprehensive oversight. The AFC conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies, including input from external experts, and the results of those reviews are reported to the Company’s Board of Directors.

Item 2. Properties

The following is a listing of Dentsply Sirona’s principal manufacturing and distribution locations:

Location	Function	Leased or Owned

United States:
Milford, Delaware (2)	Manufacture of dental consumable products	Owned
Sarasota, Florida (2) (3)	Manufacture of orthodontic accessory products and dental consumable products	Owned
Waltham, Massachusetts (3)	Manufacture and distribution of dental implant products	Leased
Lancaster, Pennsylvania (5)	Distribution of dental consumable and dental equipment products	Leased
York, Pennsylvania (1) (2)	Manufacture and distribution of dental equipment products	Owned
Johnson City, Tennessee (2)	Manufacture and distribution of endodontic instruments and materials	Leased

Foreign:
Pirassununga, Brazil (3)	Manufacture and distribution of artificial teeth and dental consumable products	Owned
Bensheim, Germany (1)	Manufacture and distribution of dental equipment	Owned
Hanau, Germany (3)	Manufacture and distribution of precious metal dental alloys, dental ceramics and dental implant products	Owned
Konstanz, Germany (2)	Manufacture and distribution of dental consumable products	Owned
Munich, Germany (2)	Manufacture and distribution of endodontic instruments and materials	Owned
Bar Lev Industrial Park, Israel (3)	Manufacture and distribution of dental implant products	Owned/Leased
Badia Polesine, Italy (2)	Manufacture and distribution of dental consumable products	Owned/Leased
Venlo, Netherlands (5)	Distribution of dental consumable products	Leased
Mölndal, Sweden (3) (4)	Manufacture and distribution of dental implant products and healthcare consumable products	Owned
Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic instruments, plastic components and packaging material	Owned
Ankara, Turkey (4)	Manufacture and distribution of healthcare consumable products	Owned
Mexicali, Mexico (3)	Manufacture of orthodontic products	Leased
San Jose Province, Costa Rica (3)	Service provider of orthodontic products	Leased

(1) These properties are included in the Connected Technology Solutions segment.
(2) These properties are included in the Essential Dental Solutions segment.
(3) These properties are included in the Orthodontic and Implant Solutions segment.
(4) These properties are included in the Wellspect Healthcare segment.
(5) These properties are distribution warehouses not managed by named segments.

In addition, the Company maintains sales and distribution offices at certain of our foreign and domestic manufacturing facilities, as well as at various other U.S. and international locations. Most of these sites around the world that are used exclusively for sales and distribution are leased. We conduct research and development across various locations around the world, including at our leased Innovation Center located in Charlotte, North Carolina. We also lease our worldwide headquarters located in Charlotte, North Carolina and our shared service center in Bratislava, Slovakia. We believe that our properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to our business. These legal matters primarily involve stockholder litigation, claims for damages arising out of the use of our products and services, and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 21, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not Applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq stock market under the symbol “XRAY.” Approximately 49,600 holders of our common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, we estimate, based on information supplied by our transfer agent, that there are 184 holders of record of our common stock.

Stock Repurchase Program

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At December 31, 2025, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under this program. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchase transactions and other structured share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as we consider appropriate based upon prevailing market and business conditions and other factors.

During the three and twelve months ended December 31, 2025, the Company had no repurchases of common stock under the stock repurchase program.

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

The graph below compares DENTSPLY SIRONA Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY SIRONA’s Inc.’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. The S&P 500 Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
DENTSPLY SIRONA Inc.	100.00	107.32	62.12	70.50	38.57	24.35
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Health Care	100.00	126.13	123.67	126.21	129.46	148.36

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion and analysis of the financial condition and results of the operations of DENTSPLY SIRONA Inc. and its consolidated subsidiaries for the year ended December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of DENTSPLY SIRONA Inc. for the year ended December 31, 2024 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on February 27, 2025.

OVERVIEW

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest diversified manufacturer of professional dental products and technologies, with a 139-year history of innovation and service to the dental industry and a vision of improving oral health and continence care globally. Dentsply Sirona develops, manufactures, and markets comprehensive solutions, including technologically advanced dental equipment supported by cloud-enabled software solutions as well as dental products and healthcare consumable products in urology and enterology under a strong portfolio of world-class brands. Dentsply Sirona’s innovative products provide high-quality, effective, and connected solutions to advance patient care and deliver better, safer, and faster dentistry. Dentsply Sirona’s worldwide headquarters is located in Charlotte, North Carolina. The Company’s shares of common stock are listed in the United States on the Nasdaq stock market under the symbol XRAY.

2025 Operational Summary

For the year ended December 31, 2025,

•Net sales decreased 3.0% compared to the prior year. On a constant currency basis (a Non-GAAP measure as defined under the heading “Key Performance Measurements” below), net sales decreased 4.3% for the year ended December 31, 2025 compared to the prior year. Net sales were positively impacted by approximately 1.3% due to the weakening of the U.S. dollar over 2025.

•Net loss was $598 million as compared to net loss of $910 million for the prior year, primarily due to lower goodwill and intangible asset impairment charges of $650 million compared to $1,014 million in the prior year. Diluted loss per share was $3.00 compared to diluted loss per share of $4.48 in the prior year.

•Cash flow from operations was $235 million, as compared to $461 million in the prior year.

BUSINESS

Segments

The Company conducts business through four reportable segments: (1) Connected Technology Solutions, (2) Essential Dental Solutions, (3) Orthodontic and Implant Solutions, and (4) Wellspect Healthcare.

For further information on each of these segments including the product lines which comprise them, refer to Item 8, Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Form 10-K.

Recent Developments

As previously disclosed in the Company’s Current Report on Form 8-K filed January 14, 2026, the Company entered into new non-exclusive distribution agreements with Patterson Dental Holdings, a leading supplier of products and services to the dental health end market, for the distribution of dental equipment in the United States. This renewed partnership reflects both companies’ commitment to supporting dental professionals with advanced technologies and expert service while setting a clear focus on driving growth and innovation in the years ahead.

The impact of global economic conditions

Various headwinds are expected to weigh on global growth in 2026, due in large part to increasing uncertainties related to global trade policies and inflation. Changes in trade policy, supply chain constraints, higher energy costs, labor shortages, and geopolitical tensions have all contributed to the risk of higher inflation and general economic uncertainty across the industry and the regions in which the Company operates.

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

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors,” the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States and other countries. The U.S. government has implemented or is in the process of implementing various tariffs on the importation of goods from certain countries, a number of which are applicable to the Company’s supply chain, operations, and sales, and the tariffs enacted or proposed by the Trump Administration and retaliatory tariffs by other countries could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant share of the dental equipment that we sell in the United States is manufactured in Europe. Europe is also a major market for our products, including certain consumable products made in the United States, while sales in China represent less than 5% of the Company’s global sales on an annual basis. We continue to monitor and evaluate the ongoing and potential impacts of the tariffs and changes in trade policy, whether implemented or proposed, on our supply chain, costs, net sales and profitability. We have implemented and continue to evaluate additional strategies that would mitigate such impacts, including competitive pricing strategies to offset tariffs and evaluating potential sourcing options that work with our vendors and merchants to seek to minimize products sourced from high tariff rate countries, both for existing products and for new product development. The impact that these tariffs and changes in trade policy will ultimately have on our financial results remains uncertain, including the impact on demand for our products in certain markets if prices rise as a consequence of import tariffs. For additional information, see Part I, Item 1A, “Risk Factors”.

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

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the twelve months ended December 31, 2025, net sales of products produced at these sites comprised approximately 3% of our consolidated net sales and approximately 13% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $156 million as of December 31, 2025, consisting primarily of investments in subsidiaries and affiliates, acquired technology, property, plant and equipment, cash, and inventory associated with our operations in the country.

In May 2024, in response to ongoing military actions by Israel in the Gaza strip, the government of Turkey implemented restrictions on the import of goods manufactured within Israel for sale in the Turkish market, which were still in effect as of December 31, 2025. Sales of our products made in Israel and sold in Turkey have historically represented approximately 1% of our global sales of the Implant & Prosthetic Solutions reporting unit, but this product category is an area of relatively high potential growth. The loss of sales to Turkey has been partially offset by sales of implants produced outside of Israel. It is not clear when these restrictions will be lifted or if other countries will institute similar restrictions.

In February 2022, because of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, and certain other countries on Russian financial institutions and businesses. Due to the medical nature of our products, the current sanctions have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the twelve months ended December 31, 2025, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $94 million as of December 31, 2025. These net assets include $56 million of cash and cash equivalents held within Russia as of December 31, 2025, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes.

Business Drivers

Drivers of changes in net sales on a constant currency basis (as defined below) include macroeconomic factors, global dental industry demand, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources to drive demand creation, including clinical education. On a short-term basis, sudden changes in the macroeconomic environment, supply chain challenges, or changes in distributor inventory levels can and have impacted the Company’s sales. Demand can also fluctuate based on the timing of dental trade shows where promotions are offered, major new product introductions, and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns, or other demographic disruptions such as global pandemics.

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

The Company’s business is subject to quarterly fluctuations in net sales and operating income. The timing of annual price increases, promotional activities, as well as changes in inventory levels at distributors contribute to this fluctuation. Also, the Company distributes approximately two-thirds of its dental consumable and technology and equipment products through third-party distributors whose inventory levels may increase in the period leading to a price increase and decline in the period following a price increase, although the Company seeks to anticipate and limit material fluctuations in purchasing behavior as applicable. Changes in distributors’ inventory levels have impacted the Company’s consolidated net sales in the past and may continue to do so in the future. In addition, the Company may from time to time engage in new distributor relationships that could cause fluctuations in consolidated net sales and operating income. We expect that distributor inventory levels will likely fluctuate and differ from the Company’s projections and market demand, resulting in the Company’s forecast of future results being different than expected. There can be no assurance that the Company’s distributors and customers will maintain levels of inventory or patterns of build and liquidation timing in accordance with the Company’s predictions or history. In addition, we expect changes in the Company’s distribution model, including a reduced emphasis on distributor-held inventory, will likely increase variability in ordering patterns and further contribute to fluctuations in net sales and operating income. Any of these fluctuations could be material to the Company’s consolidated financial statements. For more information about the drivers of our business and related risks, see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”

Byte Aligners Business

On October 24, 2024, the Company announced the voluntary suspension of the sale and marketing of its Byte aligner system and impression kits. In January 2025, the Company announced plans that the Byte aligners would no longer be offered to new patients. As a result of these developments, in the fourth quarter of 2024, the Company recorded $187 million in impairments of assets pertaining to the Byte business including a trademark, fixed assets, capitalized software and working capital. The suspension of sales in the fourth quarter of 2024 also resulted in a decline in aligner revenues in 2025 as compared to the prior year. For additional information refer to Item 8, Note 18, Restructuring and Other Costs, in the Notes to Consolidated Financial Statements of this Form 10-K, as well as the Results of Operations discussion below.

RESULTS OF OPERATIONS

2025 Compared to 2024

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

The Company discloses changes in constant currency to allow investors to evaluate the performance of the Company’s operations exclusive of the impact of foreign currency changes that may impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company. The Company believes that this supplemental information is helpful in understanding underlying net sales trends. Our measure of constant currency may differ from those used by other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Net Sales by Segment

Net sales by segment and percentage changes in net sales as reported and on a constant currency basis were as follows:

			Percentage Change
Net Sales by Segment	(in millions, except percentages)		2025 vs. 2024
					United States		Europe		Rest of World

	2025	2024	As Reported[1]	Constant Currency[1]	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	Constant Currency

Connected Technology Solutions	$1,036	$1,062	(2.5)%	(3.8)%	(12.4)%	(12.4)%	5.8%	1.6%	(2.8)%	(2.0)%
Essential Dental Solutions	1,469	1,454	1.1%	(0.2)%	(4.3)%	(4.4)%	3.9%	(0.1)%	5.4%	6.3%
Orthodontic and Implant Solutions	850	973	(12.6)%	(13.4)%	(24.6)%	(24.6)%	(0.5)%	(3.7)%	(8.4)%	(6.9)%
Wellspect Healthcare	325	304	6.6%	3.9%	2.6%	4.0%	6.3%	2.7%	35.4%	36.2%
Total	$3,680	$3,793	(3.0)%	(4.3)%	(12.3)%	(12.3)%	3.8%	—%	(0.6)%	0.4%
(1) Constant currency sales are a Non-GAAP measure in which the reported net sales are adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates. The foreign currency impact is the only reconciling item between as reported and constant currency sales.

Total net sales

The total net sales decrease on a constant currency basis was driven by lower volumes in the Orthodontic and Implant Solutions segment as a result of the suspension of Byte sales, as well as lower volumes of CAD/CAM and implants products, particularly in the United States. The decrease was partially offset by higher volumes of preventive and restorative and treatment centers products.

Connected Technology Solutions

The net sales decrease on a constant currency basis was primarily due to lower volumes of CAD/CAM products, most notably in the United States, driven in part by competitive pressures including pricing. The decrease was partially offset by higher volumes of imaging in Europe and Rest of World and treatment center equipment in all regions. Volumes of CAD/CAM products held by distributors at December 31, 2025 decreased by approximately $19 million compared to the beginning of 2025, and volumes of CAD/CAM products held by distributors at December 31, 2024 decreased approximately $8 million compared to the beginning of 2024. Volumes of imaging products held by distributors at December 31, 2025 decreased approximately $1 million compared to the beginning of 2025, and volumes of imaging products held by distributors at December 31, 2024 decreased approximately $7 million compared to the beginning of 2024. Distributor inventory levels for both CAD/CAM and imaging products at December 31, 2025 remain below historical averages.

Essential Dental Solutions

The net sales decrease on a constant currency basis was primarily driven by higher customer incentives on preventive and restorative products. The decrease was partially offset by higher volumes of preventive and restorative products and new endodontics products. Volumes for consumables products held by distributors at December 31, 2025 decreased by approximately $4 million compared to the beginning of 2025, and volumes for consumables products at December 31, 2024 remained consistent with the beginning of 2024.

Orthodontic and Implant Solutions

The net sales decrease on a constant currency basis was driven by lower volumes of clear aligners in the United States, primarily related to the suspension of Byte sales, as well as lower volumes for implants and prosthetics products. The decrease was partially offset by higher volumes of orthodontic products in Europe. Additionally, during 2025, the Company refined its estimate of expected customer refunds for the Byte aligner business, resulting in a $14 million adjustment that increased sales, which also partially offset the decrease to net sales.

Wellspect Healthcare

The net sales increase on a constant currency basis was primarily a result of higher volumes and new product launches.

Gross Profit

	Year Ended December 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Gross profit	$1,840	$1,958	$(118)	(6.0%)
Gross profit as a percentage of net sales	50.0%	51.6%	(160) bps
Percentages are based on actual values and may not recalculate due to rounding.

Gross profit as a percentage of net sales decreased primarily due to unfavorable product mix and pricing for CAD/CAM, implants, imaging, and tariff costs. These decreases were partially offset by a benefit from foreign currency translation.

Operating Expenses

	Year Ended December 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Selling, general, and administrative expenses	$1,438	$1,605	$(167)	(10.4%)
Research and development expenses	150	165	(15)	(9.0%)
Goodwill and intangible asset impairments	650	1,014	(364)	(35.9%)
Restructuring costs	24	53	(29)	(54.7%)

SG&A as a percentage of net sales	39.1%	42.3%	(320) bps
R&D as a percentage of net sales	4.1%	4.3%	(20) bps
Percentages are based on actual values and may not recalculate due to rounding.

SG&A Expenses

The decrease in SG&A expenses was primarily driven by lower marketing expenses, particularly due to the absence of marketing for Byte products, and lower headcount costs as a result of restructuring and cost-saving initiatives.

R&D Expenses

R&D expenses decreased as the Company continues to prioritize a disciplined approach with ongoing investments in digital workflow solutions, product development initiatives, and software development, including clinical application suite and cloud deployment. The Company has historically maintained a level of investment in R&D that is at least 4% of annual net sales, and the Company plans to increase this to at least 5% of annual net sales beginning in 2026.

Goodwill and Intangible Asset Impairments

During the year ended December 31, 2025, we recorded pre-tax Goodwill and intangible asset impairment of $525 million and $125 million, respectively. See Note 11, Goodwill and Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Restructuring and Other Costs

During the year ended December 31, 2025, we recorded net expense of $24 million of restructuring costs which consist primarily of charges associated with the restructuring plan announced in 2024. For further information, see Item 8, Note 18, Restructuring and Other Costs, in the Notes to Consolidated Financial Statements of this Form 10-K.

Segment Adjusted Operating Income

	Year Ended December 31,
(in millions, except percentages) (a)	2025	2024	$ Change	% Change

Connected Technology Solutions	$52	$70	$(18)	(25.7%)

Essential Dental Solutions	514	479	35	7.3%

Orthodontic and Implant Solutions	108	80	28	35.0%

Wellspect Healthcare	102	98	4	4.1%
Percentages are based on actual values and may not recalculate due to rounding.
(a) See Note 6, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income is due to lower net sales on a constant currency basis and tariff costs, partially offset by favorable manufacturing variances, lower headcount-related costs, and lower marketing costs.

Essential Dental Solutions

The increase in segment adjusted operating income is due to lower headcount costs and professional service costs, partially offset by lower sales on a constant currency basis, unfavorable pricing, and tariff costs.

Orthodontic and Implant Solutions

The increase in segment adjusted operating income is due to favorable adjustments for estimated customer refunds and bad debt reserves for the Byte aligner business, lower headcount costs, and lower marketing costs, partially offset by lower volumes of direct-to-consumer aligners and implants and prosthetics products and tariff costs.

Wellspect Healthcare

The increase in segment adjusted operating income is due to higher net sales on a constant currency basis as a result of new product launches.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2025	2024	$ Change	% Change

Interest expense, net	$88	$69	$19	28.2%
Other income, net	(24)	(12)	(12)	93.8%
Net interest and other income	$64	$57	$7
Percentages are based on actual values and may not recalculate due to rounding.

Interest expense, net

Interest expense, net increased compared to the prior year primarily due to a higher average carrying balance of total borrowings.

Other (income) expense, net
Other (income) expense, net for the year ended December 31, 2025 compared to the year ended December 31, 2024 was as follows:

	Year Ended December 31,
(in millions)	2025	2024	$ Change

Foreign exchange gains (a)	(32)	(21)	(11)
Defined benefit pension plan expenses	8	8	—
Other non-operating loss	—	1	(1)
Other income, net	$(24)	$(12)	$(12)
(a) Foreign exchange gains include a benefit from our net investment hedges totaling $40 million, offset by revaluation of short-term intercompany receivables and payables of $8 million.

Income Taxes and Net Loss

	Year Ended December 31,
(in millions, except per share data and percentages)	2025	2024	$ Change

Expense (benefit) for income taxes	$112	$(26)	$138

Effective income tax rate	(23.1%)	2.8%

Net loss attributable to Dentsply Sirona	$(598)	$(910)	$312

Net loss per common share - diluted	$(3.00)	$(4.48)
Percentages are based on actual values and may not recalculate due to rounding.

Income Taxes

An income tax expense of $112 million and an income tax benefit of $26 million were recorded for the years ended December 31, 2025 and December 31, 2024, respectively. The increase in tax expense is primarily due to a decrease in tax benefit of goodwill and intangible impairments in 2025.

Further information regarding the details of income taxes is presented in Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. The process of determining significant estimates is fact-specific and, when determining significant estimates, management considers factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. As described below, some events could cause results to differ significantly from those determined using estimates. The Company has identified the following accounting estimates as those which are critical to its business and results of operations.

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

A change in any of the estimates and assumptions used in the Company’s annual goodwill impairment test, as described below, or unfavorable changes in the overall markets served by the Company’s reporting units, among other factors, could have a negative material impact to the fair value of the Company’s reporting units and indefinite-lived intangible assets and could result in a future impairment charge.

Goodwill

Goodwill represents the excess cost over the fair value of the identifiable net assets of business acquired and is allocated among the Company’s reporting units. Goodwill is not amortized; instead, it is tested for impairment at the reporting unit level annually at April 1 or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, or if a decision is made to sell, discontinue, or divest a business. Judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flows, unanticipated competition, increased interest rates, or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test. It is important to note that fair values which could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among reporting units and evaluated for impairment at that level. The Company’s reporting units are either an operating segment or one level below its operating segments, as determined in accordance with US GAAP.

The quantitative evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) as its valuation technique to measure the fair value for its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. The discounted cash flow model uses ten-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The significant assumptions and estimates involved in the application of the DCF model to forecast operating cash flows include, but are not limited to the discount rates, revenue growth rates (including perpetual growth rates), and future operating margin percentages of the reporting unit’s business. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business unit operating plans for the early years and historical relationships and projections in later years. In the development of forecasted cash flows, the Company applies revenue, gross profit, and operating expense assumptions taking into consideration historical trends as well as future expectations. The revenue growth rate assumptions were developed in consideration of future expectations which included, but were not limited to, distribution channel changes, impact from competition, and new product developments for these reporting units. Discount rates are estimated for geographic regions and applied to the reporting units located within the regions. These rates are developed based on market participant data, which include assumptions regarding the Company’s weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. As part of the annual test, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Test Results

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

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the consolidated financial statements the impact of a tax position if the Company believes that position is more likely than not of being sustained upon examination by the taxing authorities based on the technical merits of the position.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2025, the Company has a valuation allowance of $2,103 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
(in millions)	2025	2024	$ Change

Cash provided by (used in):
Operating activities	$235	$461	$(226)
Investing activities	(132)	(197)	65
Financing activities	(80)	(302)	222
Effect of exchange rate changes on cash and cash equivalents	31	(24)	55
Net increase (decrease) in cash and cash equivalents	$54	$(62)	$116

Cash provided by operating activities decreased compared to the prior year primarily as a result of lower sales and changes in working capital, including higher accounts receivable due largely to timing of sales and customer remittances and higher build of inventory during the current period. For the year ended December 31, 2025, the number of days for sales outstanding in accounts receivable increased by 7 days to 62 days at December 31, 2025 as compared to 55 days at December 31, 2024, and the number of days of sales in inventory increased by 7 days to 131 days at December 31, 2025 as compared to 124 days at December 31, 2024.

Cash used by investing activities decreased compared to the prior year primarily due to lower capital expenditures of $49 million and lower net cash payments on settlement of derivatives of $7 million. For the year ended December 31, 2024, capital expenditures were $180 million, and for the year ended December 31, 2025, capital expenditures were $131 million. The Company estimates that capital expenditures will be in the range of approximately $125 million to $150 million for the twelve months ending December 31, 2026 and expects these investments to include expenses for the ongoing implementation of a new global Enterprise Resource Planning (“ERP”) system, equipment upgrades, and capacity expansion to support product innovation and consolidate operations for enhanced efficiencies.

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

Cash used in financing activities decreased compared to the prior year primarily due to an increase in net proceeds on long-term borrowings of $552 million and a decrease in cash paid on share repurchases of $250 million offset by an increase in cash paid for deferred financing costs of $16 million, an increase in payments on long-term borrowings of $59 million, and a decrease of short-term borrowings of $513 million. The Company’s total borrowings increased by a net $193 million during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company had no repurchases of common stock under the stock repurchase program. On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At December 31, 2025, $1.2 billion of authorization remains available for future share repurchases. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At December 31, 2025, the Company held 64.9 million shares of treasury stock.

On February 23, 2026, the Company’s Board of Directors eliminated the declaration of quarterly dividends on the Company’s common stock starting in the quarter ending March 31, 2026.

The Company’s ratio of total net debt to total capitalization was as follows:

	Year Ended December 31,
(in millions, except percentages)	2025	2024

Current portion of debt	$313	$549
Long-term debt	2,015	1,586
Less: Cash and cash equivalents	326	272
Net debt	$2,002	$1,863

Total equity	1,340	1,943
Total capitalization	$3,342	$3,806

Total net debt to total capitalization ratio	59.9%	48.9%

At December 31, 2025, the Company had $637 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency revolving credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility, which was expanded in December 2024 from its previous capacity of $500 million. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $82 million outstanding borrowings under the commercial paper facility at December 31, 2025 resulting in $618 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $22 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2025, the Company has $3 million outstanding under these short-term borrowing arrangements.

The Company’s revolving credit facility, term loans and senior notes contain certain covenants relating to the Company’s operations and financial condition. Any breach of any such covenants would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. On December 24, 2025, the Company entered into agreements with the applicable noteholders to amend certain provisions of its private placement notes and also obtained consent of the requisite lenders under its revolving credit facility to amend provisions of that credit agreement. See Note 14, Financing Arrangements, in the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information. At December 31, 2025, the Company was in compliance with these covenants.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At December 31, 2025, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2025, the Company held $49 million of precious metals on consignment from several financial institutions. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheets. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. If the financial institutions discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third-party financing to fund an ownership position to maintain precious metal inventory at operational levels. For additional details, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk - Consignment Arrangements.”

Contractual Obligations

The Company’s scheduled contractual cash obligations at December 31, 2025 were as follows:

(in millions)	Within 1 Year	Years 2-3	Years 4-5	Greater Than 5 Years	Total

Long-term borrowings, including finance leases	$228	$287	$914	$847	$2,276
Operating leases	52	64	26	12	154
Purchase commitments	141	105	—	—	246
Interest on long-term borrowings, net of interest rate swap agreements	46	84	72	1,099	1,301
Postemployment obligations	31	61	60	145	297
Precious metal consignment agreements	49	—	—	—	49
	$547	$601	$1,072	$2,103	$4,323

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2025, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $52 million of unrecognized tax benefits has been excluded from the contractual obligations table above. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Material Trends in Capital Resources

On December 24, 2025, the Company entered into agreements with the applicable noteholders to amend certain provisions of its private placement notes and also obtained consent of the requisite lenders under its revolving credit facility to amend provisions of that credit agreement. See Note 14, Financing Arrangements, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

On February 24, 2026, the Company’s Board of Directors approved the 2026 Plan to improve operational performance and drive stockholder value creation. In connection with the 2026 Plan, the Company expects to incur non-recurring charges in the approximate range of $55 million to $65 million, the majority of which will be expensed and paid in cash in 2026 and 2027. The 2026 Plan is anticipated to result in approximately $120 million in annualized cost savings. The Company intends to reinvest a portion of the anticipated savings in targeted return-to-growth initiatives, including investments in accelerated innovation, clinical education, and sales team education focused on connected dentistry.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s major market risk exposures include changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company’s policy is to manage risk of exposure to interest rates using a combination of fixed and floating rate debt as well as interest rate swaps. The Company employs foreign currency-denominated debt and currency swaps which serve to partially offset the Company’s exposure on its net investments in subsidiaries denominated in foreign currencies. The Company’s policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

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

The Company primarily uses forward foreign exchange contracts and cross-currency basis swaps to hedge these risks. The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. These cash flow hedges have maturities of six to 18 months and do not change the underlying long-term foreign currency exchange risk. The Company has numerous investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates.

Currently, the Company uses both derivative and non-derivative financial instruments, including foreign currency-denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the Company’s foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment. At December 31, 2025, a 10% weakening of the U.S. dollar against all other currencies would decrease the net fair value associated with the forward foreign exchange contracts by approximately $80 million.

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

At December 31, 2025, an increase of 1% in the interest rates on the variable interest rate instruments would increase the Company’s fair value associated with the derivative interest rate swaps by approximately $2 million.

Consignment Arrangements

The Company holds on a consignment basis, from various financial institutions, the precious metals used in the production of precious metal dental alloy products. Under these consignment arrangements, the financial institutions own the precious metal, and, accordingly, the Company does not report this inventory on consignment as part of its inventory on the Consolidated Balance Sheet. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass-through). These agreements are cancellable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company typically has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can typically be shifted among other institutions.

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

At December 31, 2025, the Company had approximately 17,000 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $49 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2025, the average annual rate charged by the consignor banks was 7.4%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

2.Financial Statement Schedule for the Years Ended December 31, 2025, 2024, and 2023.

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024, and 2023.	109

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Daniel T. Scavilla
Daniel T. Scavilla
President and Chief Executive Officer

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of DENTSPLY SIRONA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DENTSPLY SIRONA Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Implant and Prosthetic Solutions Reporting Unit — Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. As of the annual goodwill impairment assessment date (April 1, 2025), the fair value of the Implant & Prosthetic Solutions (IPS) reporting unit within the Orthodontic and Implant Solutions segment was below its carrying value and, therefore, an impairment charge was recorded.

Subsequent to the annual impairment assessment date, management identified indicators of “more likely than not” impairments related to the Company’s IPS reporting unit. As a result of the interim tests undertaken because of these indicators, management recorded additional goodwill impairment charges for the year ended December 31, 2025, related to the IPS reporting unit.

We identified the Company’s impairment evaluations of goodwill at IPS to be a critical audit matter because of the significant judgments made by management to estimate the fair value of IPS and the sensitivity of IPS’s future revenues and operating margins to changes in demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and operating margins, and the selection of discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and operating margins (“forecasts”), and the selection of discount rates for the IPS reporting unit included the following, among others:

•We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the evaluation of possible triggering events that might have occurred throughout the year and the determination of the fair values of IPS, such as controls related to management’s forecasts and selection of discount rates.

•We evaluated the reasonableness of management’s forecasts through consideration of (1) current and past performance of the reporting unit, (2) consistency with external peer and industry data, and (3) consistency with management’s growth strategy and evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/	Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of DENTSPLY SIRONA Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DENTSPLY SIRONA Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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
February 26, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dentsply Sirona Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive loss, of changes in equity and of cash flows of Dentsply Sirona Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina

February 29, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 1 to the consolidated financial statements, as to which the date is February 27, 2025

We served as the Company’s auditor from 2000 to 2024.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Net sales	$3,680	$3,793	$3,965
Cost of products sold	1,840	1,835	1,879

Gross profit	1,840	1,958	2,086

Selling, general, and administrative expenses	1,438	1,605	1,613
Research and development expenses	150	165	184
Goodwill and intangible asset impairments	650	1,014	307
Restructuring costs	24	53	67

Operating loss	(422)	(879)	(85)

Other income and expenses:
Interest expense, net	88	69	81
Other (income) expense, net	(24)	(12)	9

Loss before income taxes	(486)	(936)	(175)
Provision (benefit) for income taxes	112	(26)	(43)

Net loss	(598)	(910)	(132)

Less: Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to Dentsply Sirona	$(598)	$(910)	$(132)

Net (loss) per common share attributable to Dentsply Sirona:
Basic	$(3.00)	$(4.48)	$(0.62)
Diluted	$(3.00)	$(4.48)	$(0.62)

Weighted average common shares outstanding:
Basic	199.4	203.2	212.0
Diluted	199.4	203.2	212.0

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(598)	$(910)	$(132)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	185	(146)	49
Net (loss) gain on derivative financial instruments	(115)	40	(30)
Pension liability adjustments	21	12	(27)
Total other comprehensive income (loss)	91	(94)	(8)

Total comprehensive loss	(507)	(1,004)	(140)

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	—

Total comprehensive loss attributable to Dentsply Sirona	$(507)	$(1,004)	$(140)

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	$326	$272
Accounts and notes receivable-trade, net	688	556
Inventories, net	642	564
Prepaid expenses and other current assets	367	354
Total Current Assets	2,023	1,746

Property, plant and equipment, net	861	766
Operating lease right-of-use assets, net	139	136
Identifiable intangible assets, net	974	1,207
Goodwill, net	1,148	1,597
Other noncurrent assets	284	301
Total Assets	$5,429	$5,753

Liabilities and Equity
Current Liabilities:
Accounts payable	$300	$241
Accrued liabilities	700	754
Income taxes payable	30	45
Notes payable and current portion of long-term debt	313	549
Total Current Liabilities	1,343	1,589

Long-term debt	2,015	1,586
Operating lease liabilities	93	91
Deferred income taxes	94	129
Other noncurrent liabilities	544	415
Total Liabilities	4,089	3,810

Commitments and contingencies (Note 21)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized at December 31, 2025 and 2024
264.5 million shares issued at December 31, 2025 and 2024
199.6 million and 198.8 million shares outstanding at December 31, 2025 and 2024, respectively
Capital in excess of par value	6,644	6,640
Accumulated deficit	(1,564)	(835)
Accumulated other comprehensive loss	(639)	(730)
Treasury stock, at cost, 64.9 million and 65.7 million shares at December 31, 2025 and 2024, respectively	(3,105)	(3,136)
Total Dentsply Sirona Equity	1,339	1,942

Noncontrolling interests	1	1
Total Equity	1,340	1,943
Total Liabilities and Equity	$5,429	$5,753
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$3	$6,629	$456	$(628)	$(2,649)	$3,811	$1	$3,812
Net loss	—	—	(132)	—	—	(132)	—	(132)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Exercise of stock options	—	(1)	—	—	1	—	—	—
Stock-based compensation expense	—	46	—	—	—	46	—	46
Funding of employee stock purchase plan	—	—	—	—	6	6	—	6
Treasury shares purchased	—	—	—	—	(303)	(303)	—	(303)
Restricted stock unit distributions	—	(32)	—	—	23	(9)	—	(9)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.56 per share)	—	—	(118)	—	—	(118)	—	(118)
Balance at December 31, 2023	$3	$6,643	$205	$(636)	$(2,922)	$3,293	$1	$3,294
Net loss	—	—	(910)	—	—	(910)	—	(910)
Other comprehensive loss	—	—	—	(94)	—	(94)	—	(94)
Stock-based compensation expense	—	39	—	—	—	39	—	39
Funding of employee stock purchase plan	—	(2)	—	—	8	6	—	6
Treasury shares purchased	—	—	—	—	(252)	(252)	—	(252)
Restricted stock unit distributions	—	(42)	—	—	30	(12)	—	(12)
Restricted stock unit dividends	—	2	(2)	—	—	—	—	—
Cash dividends declared ($0.64 per share)	—	—	(128)	—	—	(128)	—	(128)
Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net loss	—	—	(598)	—	—	(598)	—	(598)
Other comprehensive income	—	—	—	91	—	91	—	91
Exercise of stock options	—	(1)	—	—	1	—	—	—
Stock-based compensation expense	—	33	—	—	—	33	—	33
Funding of employee stock purchase plan	—	(7)	—	—	11	4	—	4
Treasury shares purchased	—	—	—	—	—	—	—	—
Restricted stock unit distributions	—	(24)	—	—	19	(5)	—	(5)
Restricted stock unit dividends	—	3	(3)	—	—	—	—	—
Cash dividends declared ($0.64 per share)	—	—	(128)	—	—	(128)	—	(128)
Balance at December 31, 2025	$3	$6,644	$(1,564)	$(639)	$(3,105)	$1,339	$1	$1,340

The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:

Net loss	$(598)	$(910)	$(132)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	141	133	132
Amortization of intangible assets	211	216	211
Goodwill impairment	525	773	291
Intangible asset impairment	125	241	16
Deferred income taxes	30	(136)	(130)
Stock-based compensation expense	33	39	46
Other non-cash (income) expense	(10)	(9)	2
Loss (gain) on disposal of property, plant and equipment	—	19	(3)
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	(91)	104	(58)
Inventories, net	(17)	17	6
Prepaid expenses and other current assets	(7)	38	(58)
Other noncurrent assets	(7)	(5)	4
Accounts payable	11	(30)	14
Accrued liabilities	(74)	(39)	17
Income taxes	(32)	38	(11)
Other noncurrent liabilities	(5)	(28)	30
Net cash provided by operating activities	235	461	377

Cash flows from investing activities:

Cash received on sale of non-strategic businesses or product lines	—	—	13
Capital expenditures	(131)	(180)	(149)
Cash received on derivative contracts	10	1	39
Cash paid on derivative contracts	(14)	(12)	—
Other investing activities, net	3	(6)	8
Net cash used in investing activities	(132)	(197)	(89)

Cash flows from financing activities:

Proceeds from long-term borrowings	553	1	—
Cash paid for deferred financing costs	(16)	—	—
Repayments on long-term borrowings	(147)	(88)	(7)
Proceeds from 364-day bridge loan	435	—	—
Repayment of 364-day bridge loan	(435)	—	—
(Repayments) proceeds on other short-term borrowings, net	(336)	177	126
Cash paid for treasury stock	—	(250)	(300)
Cash dividends paid	(128)	(126)	(116)
Other financing activities, net	(6)	(16)	(10)
Net cash used in financing activities	(80)	(302)	(307)

Effect of exchange rate changes on cash and cash equivalents	31	(24)	(12)
Net (decrease) increase in cash and cash equivalents	54	(62)	(31)
Cash and cash equivalents at beginning of period	272	334	365
Cash and cash equivalents at end of period	$326	$272	$334

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$66	$91	$97
Income taxes paid, net of refunds	71	74	177
Non-cash investing activities:
Change in accounts payable related to capital expenditures	$37	$8	$6
Exchange of inventory for naming rights	14	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”), is the world’s largest diversified manufacturer of dental products and technologies, with a 139-year history of innovation and service to the dental industry and patients worldwide. The Company’s principal product categories include dental consumable products, dental equipment, dental technologies and continence care consumable products. The Company sells its products in approximately 140 countries under some of the most well-established brand names in the industry.

Basis of Presentation

The consolidated financial statements include the results of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities of ninety days or less. The balance as of December 31, 2025 includes $56 million of cash and cash equivalents located in Russia which is available for use in local operations but limited in its ability to be transferred out of the country due to control measures currently in place by the Russian government.

Accounts Receivable

The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction. Our standard payment terms are typically 30 days in the United States but may be longer in markets outside the United States. In general, contracts containing significant financing components are not material to the Company’s financial statements.

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

Valuation of Goodwill and Indefinite-Lived and Definite-Lived Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in accordance with US GAAP as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. The Company performs impairment tests by comparing the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment. If the carrying value of a reporting unit with goodwill exceeds its respective fair value, an impairment charge is recognized for the excess amount. Additional information related to the testing for goodwill impairment, including results of the annual test performed as of April 1, 2025 and the interim impairment assessments performed in the third and fourth quarters of 2025, is provided in Note 11, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of trade names and trademarks and in-process research and development (“R&D”) acquired in business combinations, and these are not subject to amortization. Valuations of indefinite-lived intangible assets acquired in business combinations are based on information and assumptions available at the time of their acquisition, using income and market approaches to determine fair value. The Company conducts an impairment test in accordance with US GAAP as of April 1 of each year, or more frequently if events or circumstances indicate that the carrying value of indefinite-lived intangible assets may be impaired. Potential impairment is identified by comparing the fair value of an intangible asset to its carrying value. Additional information related to the testing for indefinite-lived intangible asset impairment, including results of the annual test performed as of April 1, 2025 and the interim impairment assessments performed in the first, third, and fourth quarters of 2025, is provided in Note 11, Goodwill and Intangible Assets.

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

Property, Plant and Equipment Assets Type	Useful Life

Buildings	25 to 40 years
Machinery and Equipment	2 to 20 years
Capitalized Software	3 to 10 years
Leasehold Improvements	Shorter of the estimated useful life or the term of the lease

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

The Company’s leases have remaining lease terms of approximately 1 year to 8 years. Many of the Company’s real estate and equipment leases have one or more options to renew, with terms that can extend primarily from 1 year to 3 years, which are not included in the initial lease term until considered reasonably certain of renewal. The Company does not have lease agreements with residual value guarantees, sale-and-leaseback terms, or material restrictive covenants. The Company does not have any material sublease arrangements.

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

Adjustments resulting from the process of translating the financial statements of entities with foreign functional currencies into U.S. dollars are included in AOCI in the Consolidated Balance Sheets. During the year ended December 31, 2025, the Company had a translation gain of $263 million and a loss on its loans designated as hedges of net investments of $78 million. During the year ended December 31, 2024, the Company had a translation loss of $192 million and a gain on its loans designated as hedges of net investments of $46 million. During the year ended December 31, 2023, the Company had a translation gain of $78 million and a loss on its loans designated as hedges of net investments of $29 million.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included within Other (income) expense, net in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, the Company had a net foreign currency gain of $32 million, gain of $21 million, and gain of $3 million, respectively.

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

Warranties

The Company provides manufacturers’ warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in Cost of products sold in the Consolidated Statements of Operations. The Company’s warranty expense and warranty accrual were as follows:

	December 31,
(in millions)	2025	2024	2023

Warranty Expense	$28	$32	$48
Warranty Accrual	18	21	24

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date at fair value and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest.

Stock options granted become exercisable as determined by the grant agreement and expire ten years after the date of grant under the Company’s stock-based compensation plans. Restricted Stock Units (“RSUs”) vest as determined by the grant agreement and are subject to a service condition, which requires grantees to remain employed by the Company during the period following the date of grant. Under the terms of the RSUs, the vesting period is referred to as the restricted period. In addition to the service condition, certain RSUs are subject to performance requirements that can vary between the first year and the final year of the RSU award. For a given RSU award which is subject to performance requirements, the number of shares which vest may be adjusted upward or downward from the target amount to reflect the achievement level, and no shares shall vest unless a threshold achievement level is met. Upon the expiration of the applicable restricted period and the satisfaction of any applicable performance conditions imposed, the restrictions on RSUs will lapse, and shares of common stock will be issued for each vested RSU. Upon death, disability or qualified retirement, awards continue to vest per the remaining grant term and are pro-rated if the grant date is less than twelve months from the date of separation. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter. The Company records forfeitures on stock-based compensation as the participant terminates rather than estimating forfeitures.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (loss) attributable to the Company’s stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period, unless the impact of including these options is anti-dilutive.

Investments in Unconsolidated Affiliates

Investments in non-consolidated affiliates, joint ventures, and partnerships where the Company maintains significant influence over an entity but does not have control are accounted for using the equity method. The Company records the carrying value of these investments within other noncurrent assets in the Consolidated Balance Sheets and records the Company’s proportional share of the investees’ net earnings or losses within other (income) expense. Investments in which the Company does not exercise significant influence are recorded at cost and assessed for any other-than-temporary impairment when events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.

On December 7, 2023, the Company sold its minority interest in a UK-based, privately-held provider of healthcare consumables for $13 million. Prior to the sale, the Company recorded a loss of $4 million in Other (income) expense, net due to a forfeiture of accumulated earnings on the investment for declining its option to purchase the remaining ownership interest.

The Company’s equity-method net losses for the years ended December 31, 2025 and 2024 were not significant. The Company’s equity-method net loss for the year ended December 31, 2023 was $4 million.

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

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. These financial instruments include derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market or can be derived principally from, or corroborated by, observable market data.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose additional income tax information, primarily related to the income tax rate reconciliation and income taxes paid on an annual basis. The amendments are intended to enhance the transparency and decision-usefulness of income tax disclosures. The Company has adopted this accounting standard as of January 1, 2025, which impacts annual disclosures only and does not impact results of operations, financial position, or cash flow, and the related disclosures are included in Note 16, Income Taxes in the Notes to the Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of information about significant expenses in a public company’s reportable segment results on both an interim and annual basis. Public companies are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this accounting standard, and the related disclosures are included in Note 6, Segment and Geographic Information in the Notes to Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” which amends certain aspects of ASC 350-40 related to the accounting and disclosure of internally developed software costs. This amendment is intended to provide further guidance on how to evaluate whether the probable-to-complete recognition threshold has been met to capitalize costs for internal-use software. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. Entities may apply the guidance prospectively or on a modified retrospective basis. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815),” which amends certain aspects of the hedge accounting guidance in ASC 815. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods therein. Early adoption is permitted in any interim or annual period after the ASU’s issuance. Entities should apply the guidance prospectively. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

NOTE 2 - REVENUE RECOGNITION

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Equipment & Instruments	$578	$553	$628
CAD/CAM	458	509	541
Connected Technology Solutions	$1,036	$1,062	$1,169

Essential Dental Solutions	$1,469	$1,454	$1,468

Orthodontics	$227	$299	$339
Implants & Prosthetics	623	674	701
Orthodontic and Implant Solutions	$850	$973	$1,040

Wellspect Healthcare	$325	$304	$288

Total net sales	$3,680	$3,793	$3,965

Net sales disaggregated by geographic region were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

United States	$1,182	$1,348	$1,437
Europe	1,576	1,518	1,550
Rest of World	922	927	978
Total net sales	$3,680	$3,793	$3,965

Contract Assets and Liabilities

The Company does not typically have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to deferred revenue associated with loyalty points earned but not yet redeemed by customers under the Company’s loyalty point program and advanced billings for customer orthodontic treatments where the performance obligation has not yet been satisfied. The Company had deferred revenue of $74 million and $33 million presented in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2025. The Company recorded deferred revenue of $95 million and $49 million presented in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2024. The Company recognized $111 million of revenue for the year ended December 31, 2025 which was previously deferred as of December 31, 2024. The Company recognized $79 million of revenue for the year ended December 31, 2024 which was previously deferred as of December 31, 2023. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12 million and $14 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, changes to the allowance for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to the allowance for doubtful accounts are presented in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 - STOCK COMPENSATION

The Company maintains the 2024 Omnibus Incentive Plan (the “Plan”), which was approved by the Company’s stockholders on May 22, 2024 (the “Effective Date”). The Company’s stockholders previously approved the 2016 Omnibus Incentive Plan (the “Prior Plan”). After the Effective Date, no new awards may be granted under the Prior Plan, although awards granted under the Prior Plan prior to the Effective Date remain outstanding and remain subject to the terms and conditions of, and continue to be governed by, the Prior Plan. Under the Plan, the Company may grant stock options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, or cash awards, collectively referred to as “Awards.” The Company’s non-qualified stock options (“NQSOs”) are granted at exercise prices that are at least equal to the closing stock price on the date of grant. Under the Plan, 14.5 million shares are initially available for Awards, less (i) one share for every one share that was subject to an option or share appreciation right granted after March 26,

2024 under the Prior Plan and (ii) 2.7 shares for every one share that was subject to an award other than an option or share appreciation right granted after March 26, 2024 under the Prior Plan (such adjusted amount, the “Share Pool”). Under the Plan, any shares that are subject to options or share appreciation rights shall be counted against the Share Pool as one share for every one share granted, and any shares that are subject to awards other than options or share appreciation rights shall be counted against the Share Pool as 2.7 shares for every one share granted. Shares granted under either the Plan or the Prior Plan which are cancelled or forfeited are added back to the count of shares available for Awards. The number of shares available for grant at December 31, 2025 is 18 million.

The amounts of stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Cost of products sold	$2	$3	$4
Selling, general, and administrative expense	28	35	36
Research and development expense	2	2	4
Restructuring and other costs	—	(1)	2
Total stock-based compensation expense	$32	$39	$46

Related deferred income tax benefit	$5	$7	$8

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The average assumptions used to determine compensation cost for the Company’s NQSOs issued were as follows:

	Year Ended December 31,
	2025	2024	2023

Weighted average fair value per NQSO	$3.14	$9.91	$12.64
Expected dividend yield	4.77%	1.92%	1.45%
Risk-free interest rate	3.81%	4.28%	4.27%
Expected volatility	36.3%	35.7%	35.8%
Expected life (years)	4.12	4.26	4.76

The total intrinsic value of NQSOs exercised for the years ended December 31, 2025, 2024 and 2023 was insignificant.

The NQSO transactions for the year ended December 31, 2025 were as follows:

	Outstanding			Exercisable			Expected to Vest
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2024	2.2	$45.37	$—	1.4	$50.27	$—	0.8	$37.06	$—
Granted	6.4	13.76
Exercised	—	—
Cancelled	(0.6)	47.20
Forfeited	(1.8)	19.17
December 31, 2025	6.2	$19.88	$1	1.1	$48.74	$—	5.1	$13.91	$1

There were 5.1 million NQSOs unvested at December 31, 2025. The remaining unamortized compensation cost related to NQSOs is $13 million, which will be expensed over the weighted average remaining vesting period of the options, which is 2.4 years.

The weighted average remaining contractual term of all outstanding options, exercisable options, and options expected to vest are 8.7 years, 4.6 years and 9.5 years, respectively.

Information about NQSOs outstanding as of December 31, 2025 is provided below:

			Outstanding			Exercisable
			Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2025	Weighted Average Exercise Price
Range of Exercise Prices
(in millions, except per share amounts and life)

$5.01	-	$10.00	—	0.0	$—	—	$—
$10.01	-	$20.00	5.0	9.6	$13.09	—	$—
$20.01	-	$30.00	—	7.9	$28.39	—	$28.39
$30.01	-	$40.00	0.5	7.7	36.99	0.4	$37.49
$40.01	-	$50.00	0.3	3.3	47.53	0.3	$47.60
$50.01	-	$60.00	0.3	4.1	55.69	0.3	$55.69
$60.01	-	$70.00	0.1	1.0	62.37	0.1	$62.37
			6.2			1.1

The unvested RSUs for the year ended December 31, 2025 were as follows:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value

(in millions, except per share amounts)

Unvested at December 31, 2024	3.9	$37.11
Granted	4.5	15.64
Vested	(0.7)	35.49
Forfeited	(2.3)	23.50
Unvested at December 31, 2025	5.4	$19.95

The weighted average grant date fair value of RSUs granted for the year ended December 31, 2023 was $42.95. The unamortized compensation cost related to RSUs is $26 million, which will be expensed over the remaining weighted average restricted period of the RSUs, which is 1.7 years.

The total fair value of shares vested for the years ended December 31, 2025, 2024 and 2023 was $31 million, $46 million and $42 million, respectively.

NOTE 4 - LOSS PER COMMON SHARE

The computations of basic and diluted loss per common share were as follows:

Basic Loss Per Common Share	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023

Net loss attributable to Dentsply Sirona	$(598)	$(910)	$(132)

Weighted average common shares outstanding	199.4	203.2	212.0

Basic loss per common share	$(3.00)	$(4.48)	$(0.62)

Diluted Loss Per Common Share	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023

Net loss attributable to Dentsply Sirona	$(598)	$(910)	$(132)

Weighted average common shares outstanding	199.4	203.2	212.0
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	—
Total weighted average diluted shares outstanding	199.4	203.2	212.0

Diluted loss per common share	$(3.00)	$(4.48)	$(0.62)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss	0.8	0.6	1.1

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	4.5	3.7	3.0

NOTE 5 - COMPREHENSIVE LOSS

Accumulated Other Comprehensive Income (“AOCI”) includes cumulative foreign currency translation adjustments related to consolidation of the Company’s foreign subsidiaries, fair value adjustments related to the Company’s derivative financial instruments, and actuarial gains and losses related to the Company’s pension plans. These changes are recorded in AOCI, net of tax. For the years ended December 31, 2025, 2024 and 2023, these tax adjustments were $178 million, $118 million and $166 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $289 million and $552 million at December 31, 2025 and 2024, respectively, and included losses of $145 million and $67 million, at December 31, 2025 and 2024, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2025 and 2024 were as follows:

(in millions)	Foreign Currency Translation Loss	(Loss) Gain on Cash Flow Hedges	(Loss) Gain on Net Investment and Fair Value Hedges	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive income (loss) before reclassifications and tax impact	152	—	(151)	26	27
Tax benefit	33	—	33	(6)	60
Other comprehensive income (loss), net of tax, before reclassifications	$185	$—	$(118)	$20	$87
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	1	4
Net increase (decrease) in other comprehensive income	185	3	(118)	21	91
Balance, net of tax, at December 31, 2025	$(434)	$(7)	$(188)	$(10)	$(639)

(in millions)	Foreign Currency Translation (Loss) Gain	(Loss) Gain on Cash Flow Hedges	(Loss) Gain on Net Investment and Fair Value Hedges	Pension Liability (Loss) Gain	Total

Balance, net of tax, at December 31, 2023	$(473)	$(13)	$(107)	$(43)	$(636)
Other comprehensive (loss) income before reclassifications and tax impact	(113)	—	48	15	(50)
Tax expense	(33)	—	(11)	(4)	(48)
Other comprehensive (loss) income, net of tax, before reclassifications	$(146)	$—	$37	$11	$(98)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	—	1	4
Net (decrease) increase in other comprehensive income	(146)	3	37	12	(94)
Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)

Reclassification out of AOCI to the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
(in millions)	2025	2024	2023

(Loss) Gain on derivative financial instruments:
Interest rate swaps	$(3)	(3)	(3)	Interest expense, net
Foreign exchange forward contracts	—	—	(1)	Cost of products sold
Net loss before tax	$(3)	$(3)	$(4)
Tax impact	—	—	—	Provision (benefit) for income taxes
Net loss after tax	$(3)	$(3)	$(4)

Amortization of defined benefit pension and other postemployment benefit items: (a)
Amortization of prior service benefits	$1	1	1
Amortization of net actuarial losses	(1)	—	—
Net income (loss) before tax	$—	$1	$1
Tax impact	—	—	—	Provision (benefit) for income taxes
Net income (loss) after tax	$—	$1	$1

Total reclassifications for the period	$(3)	$(2)	$(3)

(a) These AOCI components are included in the computation of net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Equipment & Instruments

The Equipment & Instruments product category consists of dental equipment products such as imaging equipment, motorized dental handpieces, treatment centers, and other instruments for dental practitioners and specialists. Imaging equipment serves as a key point of entry to the Company’s digital workflow offerings and consists of a broad range of diagnostic imaging systems for 2D or 3D, panoramic, and intraoral applications, as well as cone-beam computed tomography systems (“CBCT”). Treatment centers comprise a broad range of products from basic dental chairs to sophisticated chair-based units with integrated diagnostic, hygienic and ergonomic functionalities, as well as specialist centers used in preventive treatment and for training purposes. This product group also includes other lab equipment, such as amalgamators, mixing machines and porcelain furnaces.

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

Essential Dental Solutions products are designed to operate in an integrated system to provide solutions for high-tech dental procedures. The endodontic products include motorized endodontic handpieces, files, sealers, irrigation needles and other tools or single-use solutions which support root canal procedures. The restorative products include curing light systems, dental ceramics, composites, and other materials used in prosthetic restorations, including crowns and veneers.

The preventive products include small equipment, such as dental diagnostic systems and ultrasonic scalers and polishers, as well as other dental supplies including dental anesthetics, prophylaxis paste, dental sealants, and impression materials.

Orthodontic and Implant Solutions

This segment includes the design, manufacture, and sales of the Company’s various digital implant systems and innovative dental implant products, digital dentures, and digital orthodontic solutions. Offerings in this segment also include application of our digital services and technology, including those provided by DS Core, our cloud-based platform.

Orthodontics

The Orthodontics product category includes the SureSmile brand, a comprehensive digital treatment planning and orthodontic appliance solution. The cloud-based software is used to prescribe SureSmile clear aligners, robotically bent wires, and digital indirect bonding trays. The SureSmile Simulator uses intraoral scanners and our DS Core platform to create a 3D visualization of potential patient outcomes. The category also includes whitening kits and retainers. The Orthodontics product category previously included a direct-to-consumer clear aligner product marketed as Byte, which was no longer offered to new patients after October 24, 2024. The Company continues to provide support to Byte clear aligner patients in treatment, provided they meet certain criteria.

Implants & Prosthetics

The Implants & Prosthetics product category includes a portfolio of innovative dental implant products, supported by the Company’s digital workflow for implant solutions, digital dentures, crown and bridge products, bone regenerative and restorative solutions, treatment planning software and educational programs. The Implants & Prosthetics product category is supported by key technologies including custom abutments, advanced tapered immediate load screws and regenerative bone growth factor. Offerings in this category also include dental prosthetics such as artificial teeth.

Wellspect Healthcare

This segment includes the design, manufacture, and sales of the Company’s innovative continence care solutions for both urinary and bowel management. Wellspect Healthcare is a leading global manufacturer and provider of innovative medical devices, including catheters to help people suffering from urinary retention and advanced irrigation systems to help people suffering from chronic or severe constipation, which combine a high degree of user convenience, clinical effectiveness and connectivity into one smart system.

The Company’s segment financial information was as follows:

	Year Ended December 31,
	2025
(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	1,036	1,469	850	325	3,680

Adjusted cost of products sold (a)	614	555	392	131
Adjusted selling expenses (b)	221	301	222	55
Adjusted G&A expenses (b)	81	76	80	27
Adjusted R&D expenses (c)	68	23	48	10

Segment adjusted operating income	52	514	108	102	776

Reconciling items (income) expense:
Unallocated corporate costs (d)					311
Interest expense, net					88
Other (income) expense, net					(24)
Goodwill and intangible asset impairments					650
Restructuring and other costs					24
Amortization of intangibles					211
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					2
Loss before income taxes					(486)
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

Depreciation and Amortization	Year Ended December 31,
(in millions)	2025	2024	2023

Connected Technology Solutions	$186	$175	$176
Essential Dental Solutions	34	35	33
Orthodontic and Implant Solutions	90	98	97
Wellspect Healthcare	18	19	18
All Other (a)	24	22	19
Total	$352	$349	$343
(a) Includes unallocated corporate costs for depreciation and amortization

Geographic Information

The following tables set forth information about the Company’s significant operations by geographic areas, for the years ended December 31, 2025, 2024, and 2023. Net sales reported below represent revenues from external customers in those respective countries based on the destination of shipments.

	Year Ended December 31,
(in millions)	2025	2024	2023

Net sales
United States	$1,182	$1,348	$1,437
Germany	422	410	431
Other Foreign	2,076	2,035	2,097
Total net sales	$3,680	$3,793	$3,965
Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

	Year Ended December 31,
(in millions)	2025	2024	2023

Property, plant, and equipment, net
United States	$206	$210	$194
Germany	247	230	260
Sweden	124	101	105
Other Foreign	284	225	241
Total property, plant, and equipment, net	$861	$766	$800

Product and Customer Information

For information on the Company’s net sales by product category comprising each of the reportable segments, see Note 2, Revenue Recognition.

Concentration Risk

Customers that accounted for 10% or more of net sales or accounts receivable for the year ended December 31, 2025 were as follows:

	Year Ended December 31,
	2025
	% of net sales	% of accounts receivable

Henry Schein, Inc.	13%	Less than 10%
Patterson Companies, Inc.	Less than 10%	11%

For the year ended December 31, 2024, no customer accounted for 10% or more of consolidated net sales or consolidated accounts receivable.

Customers that accounted for 10% or more of net sales or accounts receivable for the year ended December 31, 2023 were as follows:

	Year Ended December 31,
	2023
	% of net sales	% of accounts receivable

Henry Schein, Inc.	14%	11%
Patterson Companies, Inc.	Less than 10%	10%

NOTE 7 - OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Foreign exchange transaction (gain)	$(32)	$(21)	$(3)
Other expense, net	8	9	12
Total other (income) expense, net	$(24)	$(12)	$9

The Company’s equity-method net losses for the years ended December 31, 2025 and 2024 were not significant. The Company’s equity-method net loss for the year ended December 31, 2023 was $4 million.

NOTE 8 - INVENTORIES, NET

Inventories, net were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Raw materials and supplies	$199	$172
Work-in-process	82	72
Finished goods	361	320
Inventories, net	$642	$564

The Company’s inventory reserve was $95 million and $98 million at December 31, 2025 and 2024, respectively. Inventories are stated at the lower of cost and net realizable value.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Land	$52	$46
Buildings and improvements	638	571
Machinery and equipment	995	887
Capitalized software	614	516
Construction in progress	134	87
	$2,433	$2,107
Less: Accumulated depreciation and amortization	1,572	1,341
Property, plant and equipment, net	$861	$766

NOTE 10 - LEASES

The net present value of finance and operating lease right-of-use assets and liabilities was as follows:

		Year Ended December 31,
(in millions, except percentages)	Location in the Consolidated Balance Sheets	2025	2024

Assets
Finance leases	Property, plant, and equipment, net	$—	$—
Operating leases	Operating lease right-of-use assets, net	139	136
Total right-of-use assets		$139	$136

Liabilities
Current liabilities
Operating leases	Accrued liabilities	47	46
Noncurrent liabilities
Finance leases	Long-term debt	—	—
Operating leases	Operating lease liabilities	93	91
Total lease liabilities		$140	$137

Supplemental information:
Weighted-average discount rate
Operating leases		4.6%	4.1%

Weighted-average remaining lease term in years
Operating leases		4.0	4.1

The lease costs recognized in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Operating lease cost	$65	$67
Variable lease cost	17	16
Total lease cost	$82	$83

The contractual maturity dates of the remaining lease liabilities as of December 31, 2025 were as follows:

(in millions)	Operating Leases

2026	$52
2027	38
2028	26
2029	17
2030	9
2031 and beyond	12
Total lease payments	$154
Less imputed interest	14
Present value of lease liabilities	$140

The supplemental cash flow information for leases was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$62	$67	$68

Right-of-use assets obtained in exchange for new lease liabilities (non-cash investing activity):
Operating leases	51	19	36

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

The Company’s policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate an asset might be impaired. Impairment charges are recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

Impairment during the Three Months Ended June 30, 2025

For the three months ended June 30, 2025, the Company assessed the goodwill of its reporting units and its indefinite-lived intangible assets for impairment as of April 1, 2025. As a result of the Company’s April 1 impairment test, it was determined that the fair values of its Implant & Prosthetic Solutions reporting unit and certain indefinite-lived intangible assets, including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment were below their carrying values.

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

As a result of the annual test of indefinite-lived intangible assets, the Company identified impairments of certain trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of these assets was driven by the impact of tariffs, which reduced the royalty rates used to value these assets, and lower volumes for the Company’s premium equipment and implant products due partly to competitive pressure, which contributed to reduced forecasted revenues. As a result of this test, the Company recorded pre-tax charges of $79 million to intangible assets as of June 30, 2025, consisting of $64 million within the Connected Technology Solutions segment and $15 million within the Implant & Prosthetic Solutions reporting unit, which were recorded in Goodwill and intangible asset impairment in the Consolidated Statement of Operations.

Impairment during the Three Months Ended September 30, 2025

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

Impairment during the Three Months Ended December 31, 2025

For the three months ended December 31, 2025, the Company considered additional qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of additional impairment of goodwill or indefinite-lived intangible assets. Due to the lower-than-expected results and lowered near-term forecasts for Implant & Prosthetic Solutions, it was determined that the fair value of this reporting unit had declined below its carrying value. The updated fair value was computed in a manner consistent with the annual test described above, with the decline primarily driven by lower-than-expected volumes and lowered near-term forecasts, particularly in the United States. As a result of the updated impairment testing, as of December 31, 2025, the Company recorded a pre-tax goodwill impairment charge of $116 million for the Implant & Prosthetic Solutions reporting unit. This impairment charge resulted in a full impairment of all remaining goodwill within the reporting unit. Additionally, review of the indefinite-lived intangible assets previously impaired as of September 30, 2025, using a consistent methodology as that which was used for the annual test, indicated a further decline in fair value as of December 31, 2025 due to lower volumes for the Company’s equipment and implant products and lower volumes in near-term forecasts. As a result, the Company recorded indefinite-lived intangible asset pre-tax impairment charges of $22 million and $15 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended December 31, 2025.

2024 Goodwill and Indefinite-Lived Intangibles Impairment and Testing

In the three months ended March 31, 2024, the Company identified indicators of a more likely than not impairment related to certain indefinite-lived imaging product trade names within the Connected Technology Solutions segment. The decline in fair value of these indefinite-lived trade names was driven by declines in volumes during the three months ended March 31, 2024. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $6 million for the three months ended March 31, 2024.

In the three months ended September 30, 2024, the Company identified indicators of a more likely than not impairment for two of its reporting units, Orthodontic Aligner Solutions and Implant & Prosthetic Solutions, which together comprise all of the Orthodontic and Implant Solutions segment. As a result, the Company recorded pre-tax goodwill impairment charges of $145 million for the Orthodontic Aligner Solutions reporting unit and $359 million for the Implant & Prosthetic Solutions reporting unit, both within the Orthodontic and Implant Solutions segment. The impairment charge related to the Orthodontic Aligner Solutions reporting unit resulted in a full write-off of the remaining goodwill balance for this reporting unit.

In the three months ended December 31, 2024, the Company identified indicators of a more likely than not impairment for its Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. The decline in fair value of this reporting unit was driven by a weaker trend in sales volumes, particularly in North America, increased competition from lower-priced alternatives impacting global markets, and adverse macroeconomic pressures impacting demand for elective dental procedures and premium implant solutions. As a result, the Company recorded a pre-tax goodwill impairment charge of $269 million for the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. Additionally, in the three months ended December 31, 2024, the Company also identified indicators of more likely than not impairments for certain indefinite-lived intangible assets including trade names and trademarks within the Connected Technology Solutions segment, and certain trade names within the Implant & Prosthetic Solutions reporting unit within the Orthodontic and Implant Solutions segment. As a result, the Company recorded indefinite-lived intangible asset impairment charges of $82 million and $1 million for the Connected Technology Solutions and Orthodontic and Implant Solutions segments, respectively, for the three months ended December 31, 2024. As a result of suspending sales of Byte clear aligner and impression kits during the fourth quarter of 2024, and subsequently announcing plans that Byte aligners would no longer be offered to new patients, the Company recorded a full write-off of the Byte trademark intangible asset within the Orthodontic and Implant Solutions segment, resulting in a charge of $152 million based on a determination that the trademark will not be used in the future operating model for aligners.

2023 Goodwill and Indefinite-Lived Intangibles Impairment and Testing

In the three months ended September 30, 2023, the Company identified indicators of a more likely than not impairment related to its Connected Technology Solutions reporting unit, which comprises all the Connected Technology Solutions segment. The decline in fair value for this reporting unit was driven by adverse macroeconomic factors because of weakened demand, particularly in European markets, and increased discount rates. These factors contributed to reduced forecasted revenues, lower operating margins, and reduced expectations for future cash flows in the near term, particularly in relation to demand for products which are commonly financed by end customers and are therefore adversely impacted by an environment of higher interest rates. The reporting unit was evaluated for impairment using an income approach, specifically a discounted cash flow model. As a result, the Company recorded a pre-tax goodwill impairment charge for the three months ended September 30, 2023 related to the Connected Technology Solutions reporting unit of $291 million, resulting in a full write-off of the remaining goodwill balance for the Connected Technology Solutions segment.

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

A reconciliation of changes in the Company’s goodwill by reportable segment was as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2024
Goodwill	$291	$829	$1,276	$265	$2,661
Accumulated impairment losses	(291)	—	(773)	—	(1,064)
Goodwill, net at December 31, 2024	$—	$829	$503	$265	$1,597
Translation	—	31	22	23	76
Impairment	—	—	(525)	—	(525)
Goodwill, net at December 31, 2025	$—	$860	$—	$288	$1,148

Accumulated impairment losses at December 31, 2025	(291)	—	(1,298)	—	(1,589)

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	Year Ended December 31,
	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,783	$(1,334)	$449	$1,639	$(1,079)	$560
Trade names and trademarks	84	(79)	5	79	(73)	6
Licensing agreements	42	(29)	13	29	(28)	1
Customer relationships	1,098	(847)	251	1,019	(716)	303
Total definite-lived	$3,007	$(2,289)	$718	$2,766	$(1,896)	$870

Indefinite-lived trade names and trademarks	251	—	251	332	—	332
In-process R&D (a)	5	—	5	5	—	5
Total indefinite-lived	256	—	256	337	—	337

Total identifiable intangible assets	$3,263	$(2,289)	$974	$3,103	$(1,896)	$1,207
(a) Intangible assets acquired in a business combination that are in-process and used in R&D activities are considered indefinite-lived until the completion or abandonment of the R&D efforts. The useful life and amortization of those assets will be determined once the R&D efforts are completed.

Amortization expense for definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $211 million, $216 million and $211 million, respectively. The estimated annual amortization expense related to these intangible assets for each of the five succeeding calendar years is $143 million, $121 million, $126 million, $127 million and $125 million for 2026, 2027, 2028, 2029 and 2030, respectively.

During the second quarter of 2021, the Company acquired certain developed technology rights for an initial payment of $3 million. During the fourth quarter of 2024, regulatory and commercial milestones related to the acquisition were achieved, triggering an additional payment of $7 million. As of December 31, 2024, the Company recognized a liability of $10 million for contractual future payments associated with this acquisition that were deemed probable. Both the payment and future obligation were recorded as increases to the developed technology asset for the year ended December 31, 2024. As of December 31, 2025 there is no liability remaining and the net carrying amount of the related intangible asset is $3.8 million related to the developed technology rights. During fiscal year 2025, the Company entered into a long-term licensing and naming rights agreement and recognized an intangible asset of $13.5 million. The asset has a contractual term of 15 years and is being amortized on a straight-line basis over that period. Amortization expense is recorded within selling, general and administrative expenses. As of December 31, 2025, the carrying amount of the intangible asset was $13 million.

NOTE 12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Prepaid expenses	$140	$121
Value-added tax receivable	49	50
Deposits	28	30
Other current assets	150	153
Prepaid expenses and other current assets	$367	$354

NOTE 13 - ACCRUED LIABILITIES

Accrued liabilities were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Compensation, benefits, and other employee-related liabilities	$171	$155
Sales and marketing programs	50	86
Reserve for distributor rebates	118	116
Restructuring costs	12	31
Professional and legal costs	52	105
Current portion of derivatives	30	12
Insurance	10	11
Warranty liabilities	18	21
Deferred income	74	95
Accrued interest	44	8
Current operating lease liabilities	47	46
Other	74	68
Accrued liabilities	$700	$754

NOTE 14 - FINANCING ARRANGEMENTS

Notes Payable and Current Portion of Long-Term Debt

Notes payable and current portion of long-term debt was as follows:

	Year Ended December 31,
	2025		2024
	Principal	Interest	Principal	Interest
(in millions except percentages)	Balance	Rate	Balance	Rate

Corporate commercial paper facility	$82	4.4%	$410	5.3%
Other short-term borrowings	3	4.5%	11	4.9%
Add: Current portion of long-term debt	228		128
Total notes payable and current portion of long-term debt	$313		$549

Average amount of short-term debt outstanding during the year	136		344
Weighted-average interest rate on short-term debt at year-end		4.4%		5.3%

Short-Term Financing

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had outstanding borrowings of $82 million and $410 million under the commercial paper facility at December 31, 2025 and December 31, 2024, respectively, and no outstanding borrowings under the multi-currency revolving credit facility. The Company also has access to $22 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by outstanding short-term borrowings of $3 million.
At December 31, 2025, the Company had $637 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit facility.

Long-Term Debt

Long-term debt was as follows:

	Year Ended December 31,
	2025	2024
	Principal	Principal	Due
(Principal balances in millions)	Balance	Balance

0.9% Private placement notes 25 million Swiss franc	—	28	December 2025
2.1% Private placement notes 97 million euros	—	100	December 2025
2.1% Private placement notes 26 million euros	31	27	February 2026
1.0% Private placement notes 58 million Swiss franc	73	64	August 2026
2.3% Private placement notes 106 million euros	125	110	August 2026
1.3% Private placement notes 70 million euros	82	72	October 2027
1.0% Private placement notes 8 million Swiss franc	9	8	December 2027
2.2% Private placement notes 15 million euros	18	16	December 2027
1.2% Private placement notes 140 million Swiss franc	177	154	August 2028
1.5% Private placement notes 70 million euros	82	72	October 2029
3.3% Fixed rate senior notes 750 million	749	750	June 2030
1.6% Private placement notes 70 million euros	82	72	October 2030
2.5% Private placement notes 45 million euros	53	47	February 2031
1.3% Private placement notes 65 million Swiss franc	82	72	August 2031
1.0% Private placement notes 12.6 billion Japanese yen	80	80	September 2031
1.7% Private placement notes 70 million euros	82	72	October 2031
8.4% Private placement notes 550 million U.S. dollars	550	—	September 2055
Other borrowings, various currencies and rates	1	4
Hedge accounting fair value adjustment(a)	(19)	(28)
	$2,257	$1,720
Less: Current portion
(included in “Notes payable and current portion of long-term debt” in the Consolidated Balance Sheets)	228	128
Less: Long-term portion of deferred financing costs	14	6
Long-term portion	$2,015	$1,586
(a) Represents the fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.

Our private placement notes and revolving credit facility contain financial covenants, including maximum Total Leverage Ratio and maximum Senior Leverage Ratio requirements. On December 24, 2025, these covenants were amended to permit higher leverage levels that step down over time from 4.25 to 1.00 for the four fiscal quarter period ended December 31, 2025 to 2.50 to 1.00 in the quarter ended December 31, 2027 and thereafter. The amendments also added restrictions on certain restricted payments, revised the definition of EBITDA to allow limited addbacks for efficiency‑initiative costs through 2026, and excluded swap obligations from the definition of debt for covenant calculations. At December 31, 2025, we were in compliance with all covenants.

The contractual maturity dates of the Company’s long-term borrowings as of December 31, 2025 were as follows:

(in millions)
2026	$228
2027	110
2028	177
2029	82
2030	832
2031 and beyond	847
$2,276

Interest expense, net includes interest income of $14 million, $20 million and $16 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income primarily relates to interest-bearing cash and cash equivalents.

NOTE 15 - EQUITY

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At December 31, 2025, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under the share repurchase program.

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

For the year ended December 31, 2025 the Company had no repurchases of shares of common stock. For the years ended December 31, 2024 and 2023, the Company repurchased outstanding shares of common stock at a cost of $250 million and $300 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, stock options exercised and the proceeds received at exercise were not significant. It is the Company’s practice to issue shares from treasury stock when stock options are exercised and RSUs vest. For the year ended December 31, 2024, the treasury stock transactions resulted in an excise tax of $2 million for public company stock repurchases established by the Inflation Reduction Act of 2022.

Total outstanding shares of common stock and treasury stock were as follows:

(in millions)	Shares of Common Stock	Shares of Treasury Stock	Outstanding Shares

Balance at December 31, 2022	264.5	(49.3)	215.2
Shares of treasury stock issued	—	0.8	0.8
Repurchase of common stock at an average cost of $34.20	—	(8.8)	(8.8)

Balance at December 31, 2023	264.5	(57.3)	207.2
Shares of treasury stock issued	—	1.0	1.0
Repurchase of common stock at an average cost of $26.65	—	(9.4)	(9.4)

Balance at December 31, 2024	264.5	(65.7)	198.8
Shares of treasury stock issued	—	0.8	0.8
Balance at December 31, 2025	264.5	(64.9)	199.6

NOTE 16 - INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

United States	$(120)	$(307)	$(6)
Foreign	(366)	(629)	(169)
Total loss before income taxes	$(486)	$(936)	$(175)

The components of the expense (benefit) for income taxes from operations were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Current:
U.S. federal	$(1)	$(6)	$1
U.S. state	2	1	—
Foreign	81	115	86
Total	$82	$110	$87

Deferred:
U.S. federal	$36	$(61)	$4
U.S. state	2	(1)	(3)
Foreign	(8)	(74)	(131)
Total	$30	$(136)	$(130)

Total expense (benefit) for income taxes	$112	$(26)	$(43)

For the year ended December 31, 2025, the reconciliation of the U.S. federal statutory tax rate to the effective rate was as follows:

	Year Ended December 31,
(in millions, except percentages)	2025

Statutory U.S. federal income tax rate	$(102)	21.0%
Effect of:
State income taxes, net of federal benefit(a)	3	(0.6)%
Foreign tax effects
Germany
Statutory income tax rate differential	16	(3.3)%
Trade tax	(18)	3.7%
Changes in valuation allowances	16	(3.3)%
Goodwill impairment	8	(1.6)%
Other	2	(0.4)%
Israel
Statutory income tax rate differential	16	(3.3)%
Goodwill impairment	18	(3.7)%
Other	(4)	0.8%
Luxembourg
Changes in valuation allowance	238	(48.9)%
Local impairment losses	(250)	51.3%
Foreign exchange differences	11	(2.3)%
Other	3	(0.6)%
Sweden
Goodwill impairment	26	(5.3)%
Other	2	(0.4)%
Switzerland
Statutory income tax rate differential	(21)	4.3%
Cantonal tax	28	(5.7)%
Changes in valuation allowances	55	(11.3)%
Foreign exchange differences	(4)	0.8%
Local impairment losses	(38)	7.8%
Other foreign jurisdictions and consolidated eliminations	39	(8.0)%
Effect of cross-border tax laws
Global Intangible Low Taxed Income (GILTI)	7	(1.5)%
Subpart F	8	(1.7)%
Other cross-border	2	(0.4)%
Tax credits	2	(0.4)%
Non-taxable or non-deductible items
Goodwill impairment	24	(4.9)%
Share-based payment awards	6	(1.2)%
Other non-taxable or non-deductible items	7	(1.5)%
Changes in unrecognized tax benefits	2	(0.4)%
Other	10	(2.1)%
Total tax provision and effective tax rate	$112	(23.1)%
(a) State taxes in California, New York, Minnesota, Texas, and Florida made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliations of the U.S. federal statutory tax rate to the effective rate were as follows:

	Year Ended December 31,
(in millions, except percentages)	2024		2023

Statutory U.S. federal income tax rate	$(197)	21.0%	$(37)	21.0%
Effect of:
State income taxes, net of federal benefit	—	—	(2)	1.4
Federal benefit of R&D and foreign tax credits	(7)	0.8	(17)	10.0
U.S. other permanent differences	3	(0.3)	5	(2.7)
Tax effect of international operations	42	(4.5)	(65)	37.2
Global Intangible Low Taxed Income (GILTI)	9	(1.0)	12	(7.0)
Foreign Derived Intangible Income (FDII)	—	—	(9)	5.2
Net effect of tax audit activity	23	(2.5)	(6)	3.2
Tax effect of enacted statutory rate changes on Non-U.S. jurisdictions	3	(0.3)	1	(0.4)
Federal tax on unremitted earnings of certain foreign subsidiaries	(1)	0.1	2	(0.9)
Valuation allowance adjustments	(13)	1.3	5	(3.2)
Tax effect of impairment of goodwill and intangibles	106	(11.3)	60	(34.6)
Other	6	(0.5)	8	(4.4)
Effective income tax rate on operations	$(26)	2.8%	$(43)	24.8%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes significant provisions, including tax cut extensions and modifications to the international tax framework. The Company evaluated the impact of the OBBBA and concluded that its effect was not material to the financial results of the year ended December 31, 2025.

The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Deferred tax assets
Employee benefit accruals	$38	$40
Inventory	12	19
Miscellaneous accruals	36	50
Other	35	44
Lease right-of-use liability	33	39
Net unrealized gains/losses included in AOCI	57	—
Foreign tax credit and R&D carryforward	11	41
Tax loss carryforwards and other tax attributes	2,132	1,554
Total deferred tax assets	$2,354	$1,787
Less: Valuation allowances	(2,103)	(1,503)
Total deferred tax assets, net	$251	$284

Deferred tax liabilities
Identifiable intangible assets	$(60)	$(110)
Property, plant and equipment	(35)	(28)
Lease right-of-use asset	(32)	(38)
Net unrealized gains/losses included in AOCI	—	(9)
Taxes on unremitted earnings of foreign subsidiaries	(7)	(6)
Total deferred tax liabilities	(134)	(191)
Net deferred tax assets (liabilities)	$117	$93

Deferred tax assets and liabilities included in the following Consolidated Balance Sheets line items at December 31 were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Assets
Other noncurrent assets	$211	$222
Liabilities
Deferred income taxes	$94	$129

The Company has $11 million of tax credit carryforwards at December 31, 2025 which will expire at various times from 2028 through 2045.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $10,187 million at December 31, 2025, of which $9,775 million expires at various times through 2045 and $412 million may be carried forward indefinitely. These are reflected as deferred income tax assets at December 31, 2025, and are comprised of future tax benefits of $2,015 million and $117 million, before valuation allowances, related to tax loss carryforwards and disallowed interest carryforwards, respectively. As of December 31, 2024 the Company’s deferred tax assets included $1,458 million of tax loss carryforwards and $96 million of disallowed interest carryforwards. The increase in tax loss carryforwards in 2025 is primarily the result of impairment losses.

At December 31, 2025, the Company has recorded $1,992 million of valuation allowance to offset the future tax benefit of net operating losses, $5 million to offset the future tax benefit of foreign tax credits, and $106 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future. The increase in the valuation allowance is attributable to the increase in the tax loss carryforwards as there is uncertainty that these assets can be realized in the future.

The Company has recorded $7 million of withholding taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated.

Tax Contingencies

The total amount of gross unrecognized tax benefits at December 31, 2025 is approximately $152 million, including interest, of which approximately $52 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements.

The total amount of accrued interest and penalties was $9 million at December 31, 2025 and 2024. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company. The Company recognized a tax expense of $2 million for the year ended December 31, 2025, and a tax expense of $5 million in 2024 related to interest and penalties.

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

The activity recorded for unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Unrecognized tax benefits at beginning of period	$128	$132	$49
Gross change for prior-period positions	1	18	1
Gross change for current year positions	1	1	95
Decrease due to settlements and payments	(1)	(13)	(9)
Decrease due to statute expirations	(1)	—	(4)
Increase due to effect of foreign currency translation	15	—	—
Decrease due to effect from foreign currency translation and other	—	(10)	—

Unrecognized tax benefits at end of period	$143	$128	$132

Cash Taxes

Cash paid for income taxes, net of refunds, for the years ended December 31, 2024 and 2023 prior to adoption of ASU 2023-09 was $74 million and $177 million, respectively. Cash paid during the year ended December 31, 2025 for income taxes, net of refunds after adoption of ASU 2023-09 is as follows:

Year Ended December 31,
(in millions)	2025

Federal	$(6)
State and local jurisdictions	—
Foreign:
Brazil	4
France	5
Germany	(6)
Italy	11
Russia	5
Sweden	30
Switzerland	10
Other	18
Total	$71

NOTE 17 - BENEFIT PLANS

Defined Contribution Plans

The Company maintains both U.S. and non-U.S. employee defined contribution plans. The primary U.S. plan, the Dentsply Sirona Inc. 401(k) Savings Plan (the “Plan”), allows eligible employees to contribute a portion of their cash compensation to the Plan on a tax-deferred basis, and the Company provides a matching contribution. The Plan includes various investment funds. Each eligible participant who elects to contribute to the Plan will receive a matching contribution of 100% on the first 4% contributed and 50% on the next 2% contributed for a total maximum matching contribution of 5%. At its discretion, the Company may make additional non-elective cash contributions based on a percentage of compensation to participant accounts. The Company did not make any additional non-elective cash contributions in connection with 2025 compensation. In addition to the Plan, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expenses, net of forfeitures, of these plans were $38 million, $34 million and $43 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2025 include a $34 million actuarial gain primarily attributable to the increase in discount rates in most of the countries with defined benefit pension plans. The changes also include a $13 million actuarial loss due to plan experience being different than anticipated.

Significant changes in the retirement plan benefit obligations for the year ended December 31, 2024 include a $9 million actuarial gain primarily attributable to the increase in discount rates for large defined benefit pension plans in Germany and Sweden, the effect of which is slightly offset by a $1 million loss due to a change in the lump sum withdrawal rate for the Swiss plan. The changes also include a $4 million actuarial loss due to plan experience being different than anticipated.

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

Reconciliation of changes in the defined benefit obligations, fair value of assets and statement of funded status were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Change in Benefit Obligation
Benefit obligation at beginning of year	$478	$511
Service cost	11	11
Interest cost	12	12
Participant contributions	5	5
Actuarial (gains) losses	(21)	(4)
Effect of exchange rate changes	70	(36)
Plan curtailments and settlements	(13)	—
Benefits paid	(12)	(21)
Benefit obligation at end of year	$530	$478

Change in Plan Assets
Fair value of plan assets at beginning of year	$208	$207
Actual return on assets	10	16
Plan settlements	(13)	—
Effect of exchange rate changes	30	(15)
Employer contributions	18	16
Participant contributions	5	5
Benefits paid	(12)	(21)
Fair value of plan assets at end of year	$246	$208

Funded status at end of year	$(284)	$(270)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, were as follows:

	Location In The	Year Ended December 31,
(in millions)	Consolidated Balance Sheets	2025	2024

Other noncurrent assets	Other noncurrent assets	$17	$4
Deferred tax asset	Other noncurrent assets	6	8
Total assets		$23	$12

Current liabilities	Accrued liabilities	$(13)	$(10)
Other noncurrent liabilities	Other noncurrent liabilities	(288)	(264)
Deferred tax liability	Deferred income taxes	(8)	(4)
Total liabilities		$(309)	$(278)

Accumulated other comprehensive income	Accumulated other comprehensive loss	5	23
Net amount recognized		$(281)	$(243)

Amounts recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2025	2024

Net actuarial loss	$5	$30
Net prior service cost	(2)	(3)
Before tax AOCI	$3	$27
Less: Deferred taxes (benefit)	(2)	4
Net of tax AOCI	$5	$23

Information for pension plans with a projected or accumulated benefit obligation in excess of plan assets was as follows:

	Year Ended December 31,
(in millions)	2025	2024

Projected benefit obligation	$300	$274
Accumulated benefit obligation	290	263

Components of net periodic benefit cost were as follows:

	Year Ended December 31,			Location in the Consolidated Statements of Operations
(in millions)	2025	2024	2023

Service cost	$4	$4	$4	Cost of products sold
Service cost	7	7	6	Selling, general and administrative expenses
Interest cost	12	12	14	Other (income) expense, net
Expected return on plan assets	(6)	(5)	(6)	Other (income) expense, net
Amortization of prior service credit	(1)	(1)	(1)	Other (income) expense, net
Amortization of net actuarial loss	1	2	—	Other (income) expense, net
Curtailment and settlement gains	2	—	—	Other (income) expense, net
Net periodic benefit cost	$19	$19	$17

Other changes in plan assets and benefit obligations recognized in AOCI were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Net actuarial (gains) losses	$(24)	$(17)	$37
Amortization	—	(1)	1
Total recognized in AOCI	$(24)	$(18)	$38
Total recognized in net periodic benefit cost and AOCI	$(5)	$1	$55

Assumptions

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, were as follows:

	Year Ended December 31,
	2025	2024	2023

Interest crediting rate	2.0%	2.0%	2.3%
Discount rate	3.0%	2.5%	2.6%
Rate of compensation increase	2.4%	2.4%	2.5%

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, were as follows:

	Year Ended December 31,
	2025	2024	2023

Interest crediting rate	2.0%	2.3%	2.5%
Discount rate	2.5%	2.6%	3.2%
Expected return on plan assets	2.8%	2.9%	3.2%
Rate of compensation increase	2.4%	2.5%	2.6%
Measurement date	12/31/2025	12/31/2024	12/31/2023

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

Fair Value Measurements of Plan Assets

The fair values of the Company’s pension plan assets at December 31, 2025 and 2024 are presented in the table below by asset category. Approximately 83% of the total plan assets are categorized as Level 1, as the values assigned to these pension assets are based on quoted prices available in active markets. For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$5	$5	$—	$—
Equity securities:
International	79	79	—	—
Fixed income securities:
Fixed rate bonds (a)	90	90	—	—
Other types of investments:
Mutual funds (b)	31	31	—	—
Insurance contracts	26	—	—	26
Hedge funds	14	—	—	14
Real estate	1	—	—	1
Total	$246	$205	$—	$41

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$6	$6	$—	$—
Equity securities:
International	67	67	—	—
Fixed income securities:
Fixed rate bonds (a)	79	79	—	—
Other types of investments:
Mutual funds (b)	21	21	—	—
Insurance contracts	24	—	—	24
Hedge funds	10	—	—	10
Real estate	1	—	—	1
Total	$208	$173	$—	$35
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

A reconciliation from December 31, 2023 to December 31, 2025 for the plan assets categorized as Level 3 was as follows:

(in millions)	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2023	$26	$7	$1	$34
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1	—	2
Purchases, sales and settlements, net	(1)	3	—	2
Effect of exchange rate changes	(2)	(1)	—	(3)
Balance at December 31, 2024	$24	$10	$1	$35
Actual return on plan assets:
Relating to assets still held at the reporting date	$—	$1	$—	$1
Purchases, sales and settlements, net	(1)	1	—	—
Effect of exchange rate changes	3	2	—	5
Balance at December 31, 2025	$26	$14	$1	$41

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

Cash Flows

In 2026, the Company expects to make employer contributions of $21 million to its defined benefit pension plans.

Estimated Future Benefit Payments

Total benefits expected to be paid from the plans in the future are as follows:

(in millions)	Pension Benefits

2026	$31
2027	31
2028	30
2029	30
2030	30
2031-2035	145

NOTE 18 - RESTRUCTURING AND OTHER COSTS

Restructuring and other costs for the years ended December 31, 2025, 2024 and 2023 were recorded in the Consolidated Statements of Operations as follows:

Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31,
(in millions)	2025	2024	2023

Cost of products sold	$—	$10	$4
Selling, general, and administrative expenses	1	32	3
Restructuring costs	24	53	67
Total Restructuring and other costs	$25	$95	$74

Restructuring and other costs of $25 million were recorded in the year ended December 31, 2025, which consisted primarily of employee severance benefits and other restructuring costs for various restructuring actions, including the continuation of the global supply chain transformation initiatives from prior years and the plan approved by the Board of Directors of the Company on July 29, 2024 (the “2024 Plan”).

Restructuring Plans

With the 2024 Plan, the Company sought to improve operational performance and drive stockholder value creation. The 2024 Plan was substantially completed by the end of 2025. As of December 31, 2025, the Company has incurred $29 million in restructuring charges under the 2024 Plan since its inception, primarily related to employee transition, severance payments and employee benefits. Remaining restructuring charges attributable to the 2024 Plan are not expected to be material.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at December 31, 2025 was as follows:

	Severance
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$13	$19	$—	$32
Provisions and adjustments	1	4	16	21
Amounts applied	(11)	(19)	(7)	(37)
Change in estimates	(2)	(2)	(2)	(6)
Balance at December 31, 2025	$1	$2	$7	$10

	Other Restructuring Costs
(in millions)	2023 and Prior Plans	2024 Plans	Other Actions	Total

Balance at December 31, 2024	$1	$—	$—	$1
Provisions and adjustments	1	1	2	4
Amounts applied	(2)	(1)	—	(3)
Balance at December 31, 2025	$—	$—	$2	$2

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2024	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2025

Connected Technology Solutions	$9	$6	$(10)	$(4)	$1
Essential Dental Solutions	11	3	(9)	(1)	4
Orthodontic and Implant Solutions	9	7	(12)	(1)	3
Wellspect Healthcare	3	1	(2)	—	2
All Other	1	8	(7)	—	2
Total	$33	$25	$(40)	$(6)	$12

The Company’s restructuring accruals at December 31, 2024 were as follows:

	Severances
(in millions)	2022 and Prior Plans	2023 Plans	2024 Plans	Total

Balance at December 31, 2023	$2	$37	$—	$39
Provisions and adjustments	1	23	30	54
Amounts applied	(2)	(44)	(11)	(57)
Change in estimates	—	(4)	—	(4)
Balance at December 31, 2024	$1	$12	$19	$32

	Other Restructuring Costs
(in millions)	2022 and Prior Plans	2023 Plans	2024 Plans	Total

Balance at December 31, 2023	$1	$—	$—	$1
Provisions and adjustments	—	3	—	3
Amounts applied	—	(3)	—	(3)
Change in estimates	—	—	—	—
Balance at December 31, 2024	$1	$—	$—	$1

The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2023	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2024

Connected Technology Solutions	$13	$23	$(25)	$(2)	$9
Essential Dental Solutions	17	15	(20)	(1)	11
Orthodontic and Implant Solutions	9	11	(11)	—	9
Wellspect Healthcare	1	5	(2)	(1)	3
All Other	—	3	(2)	—	1
Total	$40	$57	$(60)	$(4)	$33

Byte Developments

The changes to the Byte clear aligners business disclosed in Note 6, Segment and Geographic Information, resulted in significant reductions in revenue forecasts. The Company recorded long-term tangible asset charges, which include production equipment and capitalized software, as well as working capital for certain inventory and customer receivables specific to Byte. Additionally, the Company recorded a full impairment of the Byte trademark intangible asset.

In addition to these impairments, for the year ended December 31, 2024, the Company paid $13 million in refunds and recorded a full accrual for remaining expected customer refunds and other reimbursement payments stemming from the cessation of sales, which resulted in a $43 million accrual at December 31, 2024, with $35 million recorded as a reduction to net sales. During the year ended December 31, 2025, the Company paid $16 million of refunds and recorded adjustments resulting from refinements of its estimate of expected customer refunds that increased deferred income by $8 million and increased sales by $14 million. The remainder of the accrual is expected to be paid in 2026.

The impact of the 2024 charges related to changes to the Company’s Byte clear aligners business was as follows:

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

NOTE 19 - FINANCIAL INSTRUMENTS AND DERIVATIVES
Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert fixed rate debt into variable rate debt or vice versa. The Company does not hold derivative instruments for trading or speculative purposes.

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at December 31, 2025 and the notional amounts expected to mature during the next 12 months.

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Hedges of Net Investments
Foreign exchange forward contracts	$804	$299
Cross currency basis swaps	1,413	—
Total derivative instruments designated as hedges of net investments	$2,217	$299

Fair Value Hedges
Interest rate swaps	150	—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$1,026	$1,026
Total derivative instruments not designated as hedges	$1,026	$1,026

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency-denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time-value component of the fair value of the derivative instrument is amortized on a straight-line basis in Other (income) expense, net in the Consolidated Statements of Operations in the applicable period. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows, except for derivative instruments that include an other-than-insignificant financing element, for which all cash flows are classified as financing activities in the Consolidated Statements of Cash Flows.

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

On May 25, 2021, the Company re-established its euro net investment hedge portfolio by entering into eight foreign exchange forward contracts, each with a notional amount of 10 million euro. The original contracts have quarterly maturity dates through March 2023, and the Company entered into additional foreign exchange contracts as individual contracts within the portfolio matured. As of December 31, 2025, the euro net investment hedge portfolio has an aggregate notional value of 40 million euro with maturity dates through December 2026.

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

On July 1, 2025, the Company entered into a series of USD to CHF cross-currency basis swaps with a total notional amount of $1.1 billion. The cross-currency basis swaps were designated as a hedge of net investments at inception. The maturity dates are $550 million in 2030, $275 million in 2032, and $275 million in 2035.

Fair Value Hedges

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

Derivative Instrument Activity

The effects of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Consolidated Statements of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$1,840	$88	$(24)	$1,835	$69	$(12)	$1,879	$81	$9

Gain on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(23)	$—	$—	$(5)	$—	$—	$(5)
Foreign exchange forward contracts	—	—	(25)	—	—	(25)	—	—	(12)

Loss on Fair Value Hedges:
Interest rate swaps	$—	$6	$—	$—	$8	$—	$—	$11	$—
Foreign exchange forward contracts	—	—	—	—	—	—	—	—	—

Loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$12	$—	$—	$2	$—	$—	$8

	Amount of Gain or (Loss) Recognized in AOCI				Amount of Gain or (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Consolidated Statements of Operations Location	Year Ended December 31,
(in millions)	2025	2024	2023		2025	2024	2023

Hedges of Net Investments
Cross currency basis swaps	$(49)	$11	$(18)	Other (income) expense, net	$—	$—	$—
Foreign exchange forward contracts	(102)	37	(29)	Other (income) expense, net	—	—	—

Fair Value Hedges
Interest rate swaps	$—	$—	$—	Other (income) expense, net	$—	$—	$—
Foreign exchange forward contracts	—	—	2	Interest expense, net	—	—	—

Consolidated Balance Sheets Location of Derivative Fair Values
The fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$21	$40
Interest rate swaps	—	—	3	11
Cross currency basis swaps	42	—	—	73
Total	$42	$—	$24	$124

Not Designated as Hedges:
Foreign exchange forward contracts	$8	$—	$6	$—
Total	$8	$—	$6	$—

	Year Ended December 31, 2024
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$5	$9	$—	$1
Interest rate swaps	—	—	4	17
Cross currency basis swaps	4	14	—	—
Total	$9	$23	$4	$18

Not Designated as Hedges:
Foreign exchange forward contracts	$4	$—	$8	$—
Total	$4	$—	$8	$—

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2025 was as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(8)	$—	$—
Cross currency basis swaps	42	—	42	(42)	—	—
Total assets	$50	$—	$50	$(50)	$—	$—

Liabilities
Foreign exchange forward contracts	$67	$—	$67	$(18)	$—	$49
Interest rate swaps	14	—	14	—	—	14
Cross currency basis swaps	73	—	73	(32)	—	41
Total liabilities	$154	$—	$154	$(50)	$—	$104

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2024 were as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$18	$—	$18	$(5)	$—	$13
Cross currency basis swaps	18	—	18	(6)	—	12
Total assets	$36	$—	$36	$(11)	$—	$25

Liabilities
Foreign exchange forward contracts	$9	$—	$9	$(4)	$—	$5
Interest rate swaps	21	—	21	(7)	—	14
Total liabilities	$30	$—	$30	$(11)	$—	$19

NOTE 20 - FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company’s total debt were $2,217 million and $2,329 million, respectively, at December 31, 2025. At December 31, 2024, the estimated fair and carrying values were $2,037 million and $2,135 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at December 31, 2025 to companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	Year Ended December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset related to long-term debt	$14	$—	$14	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$22	$—	$22	$—

Liabilities
Interest rate swaps	$14	$—	$14	$—
Cross currency basis swaps	31	—	31	—
Foreign exchange forward contracts	67	—	67	—
Contingent considerations on acquisitions	—	—	—	—
Total liabilities	$112	$—	$112	$—

	Year Ended December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Cross currency interest rate swaps	$18	$—	$18	$—
Foreign exchange forward contracts	18	—	18	—
Total assets	$36	$—	$36	$—

Liabilities
Interest rate swaps	$21	$—	$21	$—
Foreign exchange forward contracts	9	—	9	—
Contingent considerations on acquisitions	4	—	—	4
Total liabilities	$34	$—	$30	$4

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3)

The Company’s Level 3 liabilities at December 31, 2024 are related to earn-out obligations from acquisitions and licensing arrangements.

For the year ended December 31, 2025, there was a gain of $4 million recorded to other income in relation to a release of contingent consideration related to a prior acquisition. There were no additional purchases or transfers of Level 3 financial instruments in 2025 and 2024.

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

et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs opposed the motion. On May 1, 2024, the SDNY Court granted the motion to dismiss as to Mr. Chadha and granted in part and denied in part the motion to dismiss as to the Company, Mr. Casey, and Mr. Gomez. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint class counsel. Defendants opposed the motion. On July 10, 2025, the SDNY Court granted Lead Plaintiffs’ motion for class certification, appointed the Lead Plaintiffs as class representatives, and appointed counsel for Lead Plaintiffs as class counsel. On November 3, 2025, Defendants and Lead Plaintiffs cross-moved for partial summary judgment. The motions for partial summary judgment were fully briefed on January 19, 2026. The Company has recognized a liability as of December 31, 2025, with an offsetting insurance receivable, resulting in no impact to the Consolidated Statements of Operations in the three and twelve months ended December 31, 2025.

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

On November 26, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned North Collier Fire Control and Rescue District Firefighters’ Retirement Plan v. Dentsply Sirona Inc., et al., No. 1:24-cv-09083 (the “North Collier Action”). On December 18, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Calvin v. Dentsply Sirona Inc., et al., No. 1:24-cv-09764 (the “Calvin Action”), and on December 19, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Key West Police & Fire Pension Fund v. Dentsply Sirona Inc., et al., No. 1:24-cv-09819 (the “Key West Action”). The complaints in these three cases allege that, for different alleged class periods over the period from May 6, 2021 through November 6, 2024, the Company and certain then-current and former officers violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the performance of the Company’s Byte aligners business, following the Company’s acquisition of Byte LLC in December 2020. On February 21, 2025, the SDNY Court entered an order consolidating the North Collier Action, the Calvin Action, and the Key West Action under the caption In re Dentsply Sirona, Inc. Securities Litigation, No. 24-cv-9083 (the “2024 Securities Litigation”), and appointed lead plaintiffs and lead counsel for the consolidated case. An amended complaint was filed on May 9, 2025. On July 8, 2025, the Company and certain then-current and former officers of the Company filed a motion to dismiss the amended complaint. On January 16, 2026, the SDNY Court granted the motion to dismiss as to Mr. Gomez and granted in part and denied in part the motions to dismiss as to the Company and all other defendants.

Separately, on March 18, 2025, Company stockholder Kevin O’Connor filed a stockholder derivative suit in the SDNY Court captioned Kevin O’Connor, derivatively on behalf of Dentsply Sirona Inc. v. Simon D. Campion, et al. and Dentsply Sirona Inc., No. 1:25-cv-02246 (the “O’Connor Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and then-current and former executive officers. The derivative complaint in this case contains allegations similar to those in the 2024 Securities Litigation, and it alleges that during the period from December 1, 2022 through November 6, 2024, various of the defendants breached fiduciary duties by, among other things, causing or allowing the Company to issue or make materially false and misleading statements concerning the Company’s financial condition and business operations as related to the acquisition of Byte LLC.

Additionally, on April 9, 2025, Company stockholder William Andreotti filed a stockholder derivative suit in the SDNY Court captioned William Andreotti, Derivatively on Behalf of Dentsply Sirona, Inc. v. Simon D. Campion, et al. and Dentsply Sirona, Inc., No. 1:25-cv-02931 (the “Andreotti Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and then-current and former executive officers. The derivative complaint in this case contains allegations similar to those in the O’Connor Derivative Litigation and the 2024 Securities Litigation, and it alleges that beginning on December 1, 2022, various of the defendants breached fiduciary duties and were unjustly enriched by disseminating or approving materially false and misleading statements or omissions related to the acquisition of Byte LLC.

On April 29, 2025, the SDNY Court issued an order consolidating and staying the O’Connor Derivative Litigation and the Andreotti Derivative Litigation.

Subsequent to December 31, 2025, on February 24, 2026, Company stockholder Derrick Chua filed a stockholder derivative suit in the U.S. District Court for the Western District of North Carolina captioned Derrick Chua, derivatively on behalf of Dentsply Sirona Inc. v. Simon D. Campion, et al. and Dentsply Sirona Inc., No. 3:26-cv-00148. The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and former executive officers. The derivative complaint in this case contains allegations similar to those in the O’Connor Derivative Litigation, the Andreotti Derivative Litigation, and the 2024 Securities Litigation, and it alleges that during the period from December 1, 2022 through November 6, 2024, various of the defendants violated federal securities laws and breached fiduciary duties by, among other things, causing the Company to repurchase its stock at prices that were artificially inflated due to alleged misrepresentations.

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

Mr. Gobbetti appealed the ruling of the arbitral tribunal on December 2, 2024 before the Court of Appeals of Milan, Italy (the “Court of Appeals”) arguing that the ruling is null and void. According to Mr. Gobbetti, the arbitral tribunal did not grant him appropriate defense rights under the Italian Civil Code and did not fully address the merits of his claims, despite acknowledging jurisdiction. Mr. Gobbetti asked the Court of Appeals to directly sentence DSI to pay the €7 million, plus damages of €21 million and interest accruing until the time of payment. On April 17, 2025, DSI filed its statement of defense, asking the Court of Appeals to reject Mr. Gobbetti’s appeal and confirm the arbitral award in its entirety. The first hearing in the appeal proceedings took place on May 7, 2025, and the Court of Appeals concluded that there was no need to take additional evidence. A final hearing was scheduled for February 11, 2026 and was moved by the Court of Appeals to March 4, 2026.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At December 31, 2025, non-cancelable purchase commitments were as follows:

(in millions)

2026	$141
2027	70
2028	35
2029	—
2030	—
Thereafter	—
Total	$246

The table above includes commitments under the Company’s agreement with a cloud services provider supporting the Company’s digital platform which requires minimum purchases totaling $69 million through 2028.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

NOTE 22 - SUBSEQUENT EVENTS

On February 23, 2026, the Company’s Board of Directors eliminated the declaration of quarterly dividends on the Company’s common stock starting in the quarter ending March 31, 2026.

On February 24, 2026, the Company’s Board of Directors approved a restructuring plan (the “2026 Plan”) to improve operational performance and drive stockholder value creation. In connection with the 2026 Plan, the Company expects to incur non-recurring charges in the approximate range of $55 million to $65 million, the majority of which will be expensed and paid in cash in 2026 and 2027.

SCHEDULE II

DENTSPLY SIRONA INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

		Additions
Description	Balance at Beginning of Period	Charged To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

(in millions)

Allowance for doubtful accounts:

For the Year Ended December 31,
2023	$14	$6	$(1)	$(3)	$1	$17
2024	17	14	(9)	(6)	(2)	14
2025	14	1	(2)	(3)	2	12

Inventory valuation reserve:

For the Year Ended December 31,
2023	$82	$39	$—	$(18)	$4	$107
2024	107	26	—	(22)	(13)	98
2025	98	17	—	(27)	7	95

Deferred tax asset valuation allowance:

For the Year Ended December 31,
2023	$645	$279	$4	$(70)	$5	$863
2024	863	691	—	(39)	(12)	1,503
2025	1,503	634	5	(61)	22	2,103

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as the Company’s principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

Except with respect to the continued implementation of the new ERP system, there have been no changes in our internal control over financial reporting during the quarter and year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Dividend Suspension

On February 23, 2026, the Company’s Board of Directors eliminated the declaration of quarterly dividends on the Company’s common stock starting in the quarter ending March 31, 2026.

Restructuring Plan

On February 24, 2026, the Company’s Board of Directors approved the 2026 Plan to improve operational performance and drive stockholder value creation. In connection with the 2026 Plan, the Company expects to incur non-recurring charges in the approximate range of $55 million to $65 million, the majority of which will be expensed and paid in cash in 2026 and 2027.

The 2026 Plan is anticipated to result in approximately $120 million in annualized cost savings. The Company intends to reinvest a portion of the anticipated savings in targeted return-to-growth initiatives, including investments in accelerated innovation, clinical education, and sales team education focused on connected dentistry.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be included under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics and Business Conduct that applies to the Chief Executive Officer, Chief Accounting Officer, the Board of Directors and substantially all of the Company’s management-level employees. A copy of the Code of Ethics and Business Conduct is available in the Investors section of the Company’s website at www.dentsplysirona.com. The Company intends to disclose any amendment to its Code of Ethics and Business Conduct that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Ethics and Business Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investors section of the Company’s website at www.dentsplysirona.com, within four business days following the date of such amendment or waiver.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, employees and independent contractors. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. It is the Company’s policy to comply with all applicable securities and state laws (including obtaining any required approvals by the Company’s Board of Directors or appropriate committee of the Board of Directors) when engaging in transactions in the Company’s securities. The foregoing summary of our insider trading policy does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as Exhibit 19.1 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 11. Executive Compensation

The information required under this item will be included under the captions “Directors’ Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement and is incorporated herein by reference except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be included under the caption “Principal Beneficial Owners of Shares” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item will be included under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule

a.Documents filed as part of this Report

1.Financial Statements:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)
Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report: Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024, and 2023.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (7)
2.2		Equity Purchase Agreement, dated as of December 31, 2020, by and among Dentsply Sirona Inc., Straight Smile, LLC, the members of Straight Smile, LLC and Member Representative SSB, LLC (18)
3.1	(a)	Second Amended and Restated Certificate of Incorporation (9)
	(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dentsply Sirona Inc., dated as of May 23, 2018 (12)
3.2		Seventh Amended and Restated By-laws of DENTSPLY SIRONA Inc. (24)
4.1	(a)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (formerly Exhibit 4.1(b)) (2)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (6)
4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (6)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (6)
4.3		Description of the Registrant’s Securities (16)
4.4		Form of Indenture (4)
4.5		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (5)
4.6		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (6)
4.7	(a)	Note Purchase Agreement, dated December 11, 2015, by and among the Company, Metropolitan Life Insurance Company, Prudential Retirement Insurance and Annuity Company, C.M. Life Insurance Company, The Northwestern Mutual Life Insurance Company, The Lincoln National Life Insurance Company, Manulife Life Insurance Company, Manufacturers Life Reinsurance Limited, Nationwide Life Insurance Company, United of Omaha Life Insurance Company and the other purchasers listed in Schedule A thereto (8)

Exhibit Number		Description
	(b)	Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein (21)
	(c)	Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among the Issuers and the holders of Notes set forth therein (21)
	(d)	Note Purchase Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among DENTSPLY SIRONA Inc. and the other parties thereto (32)
	(e)	Note Purchase Agreement Amendment No. 4, dated as of December 24, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among DENTSPLY SIRONA Inc. and the other parties thereto (38)
4.8	(a)	Note Purchase Agreement, dated October 27, 2016, by and among the Company, Metropolitan Life Insurance Company, New York Life Insurance Company, Nationwide Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Allianz Life Insurance Company of North America, Hartford Life and Accident Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, Great-West Life & Annuity Insurance Company, The Prudential Insurance Company of America, and the other purchasers listed in Schedule A thereto (9)
	(b)	Note Purchase and Guarantee Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein (21)
	(c)	Note Purchase and Guarantee Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc, Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement and Guarantee Agreement, dated October 27, 2016, by and among the Issuers and the holders of Notes set forth therein (21)
	(d)	Note Purchase and Guarantee Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and each of the holders of Notes parties thereto, with respect to that certain Note Purchase and Guarantee Agreement, dated October 27, 2016, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and the other parties thereto (32)
	(e)	Note Purchase and Guarantee Agreement Amendment No. 4, dated as of December 24, 2025, by and among DENTSPLY SIRONA Inc., DENTSPLY DENTAL B.V. (as successor by merger to Sirona Dental Services GmbH) and each of the holders of Notes parties thereto, with respect to that certain Note Purchase and Guarantee Agreement, dated October 27, 2016, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and the other parties thereto (38)
4.9	(a)	Note Purchase Agreement, dated June 24, 2019, by and among the Company and Brighthouse Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, Hartford Fire Insurance Company, and Hartford Life and Accident Insurance Company (14)
	(b)	Note Purchase Agreement Amendment and Consent, dated August 26, 2022, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein (21)
	(c)	Note Purchase Agreement Amendment No. 2 and Consent, dated November 5, 2022, by and among DENTSPLY SIRONA Inc and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among the Issuers and the holders of Notes set forth therein (21)
	(d)	Note Purchase Agreement Amendment No. 3, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among DENTSPLY SIRONA Inc. and the other parties thereto (32)
	(e)	Note Purchase Agreement Amendment No. 4, dated as of December 24, 2025, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among DENTSPLY SIRONA Inc. and the other parties thereto (38)

Exhibit Number	Description
4.10	Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association (17)
4.11	First Supplemental Indenture, dated as of May 26, 2020, between DENTSPLY SIRONA Inc. and Wells Fargo Bank, National Association (17)
4.12	Second Supplemental Indenture, dated as of June 12, 2025, between DENTSPLY SIRONA Inc. and Computershare Trust Company, N.A. (33)
4.13	Form of 3.250% Notes due 2030 (included in Exhibit 4.13) (17)
4.14	Form of 8.375% Junior Subordinated Notes due 2055 (33)
4.15	Consent Memorandum, dated August 11, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (21)
4.16	Consent Memorandum, dated September 14, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (21)
4.17	Consent Memorandum, dated November 4, 2022, by and among DENTSPLY SIRONA Inc., the Subsidiary Borrowers from time to time party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (21)

10.1	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (1)
10.2		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007* (3)
10.3		DENTSPLY SIRONA Inc. Directors’ Deferred Compensation Plan, as amended and restated January 1, 2019* (13)
10.4	(a)	DENTSPLY SIRONA Inc. Supplemental Executive Retirement Plan, as amended and restated January 1, 2019* (13)
	(b)	Amendment to the Dentsply Sirona Inc. Supplemental Executive Retirement Plan* (30)
10.5		2010 Equity Incentive Plan, amended and restated* (8)
10.6		DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan, as amended and restated effective February 14, 2018* (11)
10.7	(a)	Form of DENTSPLY SIRONA Inc. Indemnification Agreement* (10)
	(b)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 15, 2021* (19)
	(c)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 14, 2022* (22)
	(d)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of February 27, 2024* (25)
	(e)	Form of Amended and Restated DENTSPLY SIRONA Inc. Indemnification Agreement dated as of December 10, 2025* (Filed herewith)
10.8		Form of Option Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (10)
10.9		Form of Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (10)
10.10		Form of Performance Restricted Share Unit Grant Notice Under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (10)
10.11		Non-Employee Director Compensation Policy, effective May 21, 2024* (33)
10.12		Form of Restricted Share Unit Grant Notice for Directors under the DENTSPLY SIRONA Inc. 2016 Omnibus Incentive Plan as amended and restated* (15)
10.13		Amended and Restated Restricted Stock Unit Deferral Plan, effective July 31, 2019* (15)
10.14	(a)	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, dated September 22, 2022* (21)
	(b)	Dentsply Sirona Inc. Amended and Restated Key Employee Severance Benefits Plan, effective as of October 10, 2025* (Filed herewith)

Exhibit Number		Description
10.15		Employment Agreement between DENTSPLY SIRONA Inc. and Simon D. Campion, entered into as of August 22, 2022* (20)
10.16	(a)	Credit Agreement, dated as of May 12, 2023, among DENTSPLY SIRONA Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Commerzbank AG, New York Branch, PNC Bank, National Association, TD Bank, N.A., Truist Bank and Wells Fargo Bank, National Association as Co-Documentation Agents, JPMorgan Chase Bank, N.A., and Citibank N.A., as Joint Bookrunners and Joint Leader Arrangers, and the several lenders party thereto (23)
	(b)	Assignment and Assumption and Amendment to Credit Agreement, dated as of March 31, 2025, among Dentsply Sirona Inc., PNC Bank, National Association, Commerzbank AG, New York Branch, Truist Bank, and Goldman Sachs Bank USA (30)
	(c)	First Amendment to Credit Agreement, dated as of June 3, 2025, by and among DENTSPLY SIRONA Inc., the financial institutions listed on the signature pages thereof as Lenders and JPMorgan Chase Bank, N.A., as administrative agent (32)
	(d)	Second Amendment to Credit Agreement, dated as of December 24, 2025, by and among DENTSPLY SIRONA Inc., the financial institutions listed on the signature pages thereof as Lenders and JPMorgan Chase Bank, N.A., as administrative agent (38)
10.17	(a)	DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (26)
	(b)	Amendment No. 1 to the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (29)
10.18		DENTSPLY SIRONA Amended and Restated Employee Stock Purchase Plan, dated April 9, 2024* (26)
10.19		Form of Share-Settled Restricted Stock Unit Award Agreement (Director) under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (26)
10.20		Form of Share-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (27)
10.21		Form of Share-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (27)
10.22		Form of Cash-Settled Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (27)
10.23		Form of Cash-Settled Performance Restricted Stock Unit Award Agreement under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (27)
10.24		Form of Option Award Agreement under the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (7)
10.25		Form of Option Award Agreement (Director) under the Dentsply Sirona Inc. 2024 Omnibus Incentive Plan* (36)
10.26		Bridge Loan Agreement, dated as of March 19, 2025, among Dentsply Sirona Inc., the lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent and Goldman Sachs Bank USA, as Sole Bookrunner and Sole Lead Arranger (28)
10.27		Offer Letter between DENTSPLY SIRONA Inc. and Matthew E. Garth, entered into as of May 20, 2025* (31)
10.28		Employment Agreement by and between DENTSPLY SIRONA Inc. and Daniel Scavilla, dated July 18, 2025* (34)
10.29		Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Simon D. Campion, dated July 20, 2025* (34)
10.30		Transition, Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Richard C. Rosenzweig, dated October 2, 2025* (35)
10.31		Separation and Release of Claims Agreement by and between DENTSPLY SIRONA Inc. and Matthew E. Garth, dated November 7, 2025* (37)
19.1		Insider Trading Policy revised December 10, 2025 (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (Filed herewith)
23.2		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (Filed herewith)
31.1		Section 302 Certification Statements Chief Executive Officer (Filed herewith)
32		Section 906 Certification Statement (Furnished herewith)
97		Dodd-Frank Act Restatement Clawback Policy dated December 10, 2025 (Filed herewith)
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File 0-16211.

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(5)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, File no. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, File no. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated February 15, 2018, File no.0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 23, 2018, File no.0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, File no. 0-16211.

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated June 26, 2019, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2019, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 26, 2020, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated January 4, 2021, File no. 0-16211.

(19)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, File no. 0-16211.

(20)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated August 25, 2022, File no. 0-16211.

(21)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2022, File no. 0-16211.

(22)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, File no. 0-16211.

(23)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated May 12, 2023, File no. 0-16211.

(24)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated August 2, 2023, File no. 0-16211.

(25)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, File no. 0-16211.

(26)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated May 24, 2024 (No. 333-279714).

(27)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended June 30, 2024, File no. 0-16211.

(28)	Incorporated by reference to exhibit included in the Company’s Form 8-K, dated March 19, 2025, File no. 0-16211.

(29)	Incorporated by reference to Appendix A of the Company’s 2025 Proxy Statement dated April 9, 2025.

(30)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended March 31, 2025, File no. 0-16211.

(31)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated May 27, 2025, File no. 0-16211.

(32)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated June 3, 2025, File no. 0-16211.

(33)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated June 12, 2025, File no. 0-16211.

(34)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated July 18, 2025, File no. 0-16211.

(35)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated October 2, 2025, File no. 0-16211.

(36)	Incorporated by reference to exhibit included in the Company’s Form 10-Q for the quarterly period ended September 30, 2025, File no. 0-16211.

(37)	Incorporated by reference to exhibit included in the Company’s Form 8-K/A dated October 31, 2025, File no. 0-16211.

(38)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated December 24, 2025, File no. 0-16211.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY SIRONA Inc.

By:	/s/	Daniel T. Scavilla
Daniel T. Scavilla
President and
Chief Executive Officer

Date:		February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Daniel T. Scavilla	February 26, 2026
	Daniel T. Scavilla	Date
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer)

/s/	Kevin J. Czerney	February 26, 2026
	Kevin J. Czerney	Date
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Gregory T. Lucier	February 26, 2026
	Gregory T. Lucier	Date
Chairman of the Board of Directors

/s/	Michael J. Barber	February 26, 2026
	Michael J. Barber	Date
Director

/s/	Willie A. Deese	February 26, 2026
	Willie A. Deese	Date
Director

/s/	Brian T. Gladden	February 26, 2026
	Brian T. Gladden	Date
Director

/s/	Betsy D. Holden	February 26, 2026
	Betsy D. Holden	Date
Director

/s/	Clyde R. Hosein	February 26, 2026
	Clyde R. Hosein	Date
Director

/s/	Jonathan J. Mazelsky	February 26, 2026
	Jonathan J. Mazelsky	Date
Director

/s/	Leslie F. Varon	February 26, 2026
	Leslie F. Varon	Date
Director

/s/	Janet S. Vergis	February 26, 2026
	Janet S. Vergis	Date
Director

/s/	Donald J. Zurbay	February 26, 2026
	Donald J. Zurbay	Date
Director