Form 10-Q
period 2026-06-30
DENTSPLY SIRONA Inc.
filed 2026-08-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 24, 2026, DENTSPLY SIRONA Inc. had 199,353,876 shares of common stock outstanding.

DENTSPLY SIRONA Inc.

General

Unless otherwise stated herein or the context otherwise indicates, references throughout this Form 10-Q to “Dentsply Sirona,” or the “Company,” “we,” “us” or “our” refer to DENTSPLY SIRONA Inc., together with its subsidiaries on a consolidated basis.

Forward-Looking Statements and Associated Risks

All statements included or incorporated by reference in this Form 10-Q that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements represent current expectations and beliefs, and are subject to numerous assumptions, risks, uncertainties, and other factors that could cause actual results to differ materially from those described in such statements. Many of these factors are outside of our control, including those described in Part I, Item 1A, “Risk Factors” of the Company’s most recent Annual Report on Form 10-K, Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for any subsequent fiscal quarters, and any updating information or other factors which may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). No assurance can be given that any result, expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$898	$936	$1,778	$1,815
Cost of products sold	405	446	858	859

Gross profit	493	490	920	956

Selling, general, and administrative expenses	364	342	715	700
Research and development expenses	45	37	89	73
Goodwill and intangible asset impairments	—	235	—	235
Restructuring and other costs	2	4	69	13

Operating income (loss)	82	(128)	47	(65)

Other income and expenses:
Interest expense, net	22	24	46	43
Other (income) expense, net	(12)	1	(29)	1

Income (loss) before income taxes	72	(153)	30	(109)
Provision (benefit) for income taxes	36	(109)	4	(84)

Net income (loss)	36	(44)	26	(25)

Less: Net (loss) income attributable to noncontrolling interest	(1)	1	(1)	—

Net income (loss) attributable to Dentsply Sirona	$37	$(45)	$27	$(25)

Earnings (loss) per common share attributable to Dentsply Sirona:
Basic	$0.18	$(0.22)	$0.14	$(0.13)
Diluted	$0.18	$(0.22)	$0.14	$(0.13)

Weighted average common shares outstanding:
Basic	199.7	199.3	199.8	199.2
Diluted	200.5	199.3	200.8	199.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$36	$(44)	$26	$(25)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(6)	106	(23)	193
Net gain (loss) on derivative financial instruments	5	(88)	6	(104)
Total other comprehensive (loss) income, net of tax	(1)	18	(17)	89

Total comprehensive income (loss)	35	(26)	9	64

Less: Comprehensive (loss) income attributable to noncontrolling interests	(1)	1	(1)	—

Total comprehensive income (loss) attributable to Dentsply Sirona	$36	$(27)	$10	$64

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$239	$326
Accounts and notes receivable-trade, net	620	688
Inventories, net	665	642
Prepaid expenses and other current assets	404	367
Total Current Assets	1,928	2,023

Property, plant, and equipment, net	845	861
Operating lease right-of-use assets, net	129	139
Identifiable intangible assets, net	870	974
Goodwill	1,138	1,148
Other noncurrent assets	294	284
Total Assets	$5,204	$5,429

Liabilities and Equity
Current Liabilities:
Accounts payable	$260	$300
Accrued liabilities	664	700
Income taxes payable	33	30
Notes payable and current portion of long-term debt	228	313
Total Current Liabilities	1,185	1,343

Long-term debt	1,996	2,015
Operating lease liabilities	88	93
Deferred income taxes	79	94
Other noncurrent liabilities	505	544
Total Liabilities	3,853	4,089

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at June 30, 2026 and December 31, 2025
199.2 million and 199.6 million shares outstanding at June 30, 2026 and December 31, 2025
Capital in excess of par value	6,619	6,644
Accumulated deficit	(1,537)	(1,564)
Accumulated other comprehensive loss	(656)	(639)
Treasury stock, at cost, 65.3 million and 64.9 million shares at June 30, 2026 and December 31, 2025, respectively	(3,078)	(3,105)
Total Dentsply Sirona Equity	1,351	1,339

Noncontrolling interests	—	1
Total Equity	1,351	1,340
Total Liabilities and Equity	$5,204	$5,429
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2025	$3	$6,644	$(1,564)	$(639)	$(3,105)	$1,339	$1	$1,340
Net loss	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive (loss) income	—	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	8	—	—	—	8	—	8
Funding of employee stock purchase plan	—	(5)	—	—	6	1	—	1
Restricted stock unit distributions	—	(31)	—	—	27	(4)	—	(4)
Balance at March 31, 2026	$3	$6,616	$(1,574)	$(655)	$(3,072)	$1,318	$1	$1,319
Net income (loss)	—		37	—	—	37	(1)	36
Other comprehensive (loss) income	—	—	—	(1)	—	(1)	—	(1)
Stock-based compensation expense	—	9	—	—	—	9	—	9
Treasury shares purchased	—	—	—	—	(12)	(12)	—	(12)
Restricted stock unit distributions	—	(6)	—	—	6	—	—	—
Balance at June 30, 2026	$3	$6,619	$(1,537)	$(656)	$(3,078)	$1,351	$—	$1,351

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net income (loss)	—	—	20	—	—	20	(1)	19
Other comprehensive loss	—	—	—	71	—	71	—	71
Stock-based compensation expense	—	10	—	—	—	10	—	10
Funding of employee stock purchase plan	—	(3)	—	—	5	2	—	2
Restricted stock unit distributions	—	(17)	—	—	14	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at March 31, 2025	$3	$6,631	$(848)	$(659)	$(3,117)	$2,010	$—	$2,010
Net loss	—	—	(45)	—	—	(45)	1	(44)
Other comprehensive income	—	—	—	18	—	18	—	18
Stock-based compensation expense	—	9	—	—	—	9	—	9
Restricted stock unit distributions	—	(2)	—	—	2	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at June 30, 2025	$3	$6,638	$(925)	$(641)	$(3,115)	$1,960	$1	$1,961

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$26	$(25)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	74	68
Amortization of intangible assets	90	99
Goodwill asset impairment	—	156
Indefinite-lived intangible asset impairment	—	79
Deferred income taxes	(42)	(136)
Stock-based compensation expense	17	19
Other non-cash (income) expense	(13)	19
Gain on disposal of assets	(6)	—
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	56	(31)
Inventories, net	(32)	(47)
Prepaid expenses and other current assets	(11)	26
Other noncurrent assets	(2)	1
Accounts payable	16	(10)
Accrued liabilities	(38)	(35)
Income taxes	4	(55)
Other noncurrent liabilities	—	(73)
Net cash provided by operating activities	139	55

Cash flows from investing activities:
Capital expenditures	(96)	(51)
Cash received on derivative contracts	—	1
Cash paid on derivative contracts	—	(2)
Net investment hedge settlements	(8)	—
Proceeds from sale of property, plant, and equipment	5	1
Other investing activities	7	—
Net cash used in investing activities	(92)	(51)

Cash flows from financing activities:
Cash paid for treasury stock	(12)	—
Proceeds from 364-day bridge loan	—	435
Repayment of 364-day bridge loan	—	(435)
Repayments on short-term borrowings	(50)	(413)
Cash dividends paid	(32)	(64)
Proceeds from long-term borrowings	—	550
Repayments on long-term borrowings	(31)	(2)
Cash paid for deferred financing costs	—	(13)
Other financing activities, net	(5)	(3)
Net cash (used in) provided by financing activities	(130)	55
Effect of exchange rate changes on cash and cash equivalents	(4)	28
Net (decrease) increase in cash and cash equivalents	(87)	87
Cash and cash equivalents at beginning of period	326	272
Cash and cash equivalents at end of period	$239	$359

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$43	$43
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$19	$25
Exchange of inventory for naming and other rights	$—	$14

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Certain prior period amounts have been reclassified to conform to current year presentation. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “2025 Form 10-K”). All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). In January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified the effective date for ASU No. 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company does not expect to adopt this ASU before the required effective date. This ASU contains new disclosure requirements and will not impact results of operations, financial position, or cash flow.

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

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. Entities may apply the guidance prospectively or on a modified retrospective basis. As of

June 30, 2026, the Company is not party to any arrangements that fall within the scope of this ASU. Accordingly, adoption of the ASU is not expected to have an impact on the Company’s consolidated financial statements or related disclosures at this time. The Company will continue to monitor its arrangements for applicability of the ASU in future periods.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815),” which amends certain aspects of the hedge accounting guidance in ASC 815. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period after the ASU’s issuance. Entities should apply the guidance prospectively. As of June 30, 2026, the Company is not party to any arrangements that fall within the scope of this ASU. Accordingly, adoption of the ASU is not expected to have an impact on the Company’s consolidated financial statements or related disclosures at this time. The Company will continue to monitor its arrangements for applicability of the ASU in future periods.

Seasonality

The Company’s business is subject to quarterly fluctuations in demand due to seasonality, which can impact the timing of the Company’s consolidated net sales, net income, and cash flows. Demand can fluctuate based on the timing of dental trade shows and variability in dental patient traffic, which can be exacerbated by seasonal or severe weather patterns. Some dental practices in certain countries may also delay purchasing equipment and restocking consumable products until year-end due to income tax benefits or for other financial planning reasons. In addition, the timing of holidays and vacations, particularly throughout Europe, may shift demand across quarters. Sales for the industry and the Company are generally stronger in the second and fourth quarters and weaker in the first and third quarters, due to the effects of the items noted above. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.

NOTE 2 - REVENUE RECOGNITION

Revenues are derived primarily from the sale of dental equipment and dental and healthcare consumable products. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

Net sales disaggregated by product category were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Equipment & Instruments	$137	$136	$272	$270
CAD/CAM	102	107	213	208
Connected Technology Solutions	239	243	$485	$478

Essential Dental Solutions	376	387	$726	$740

Orthodontics	40	63	$85	$122
Implants & Prosthetics	157	163	311	321
Orthodontic and Implant Solutions	197	226	$396	$443

Wellspect Healthcare	86	80	$171	$154

Total net sales	$898	$936	$1,778	$1,815

The Company’s geographic regions for reporting net sales consist of countries in (i) North and South America (“Americas”), (ii) Europe, the Middle East, and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Prior period net sales amounts have been recast to conform to the current period presentation, reflecting a shift to a regional geographic presentation, which aligns with how the Company manages commercial activities and reports net sales internally. The change in regional geographic presentation was effective as of January 1, 2026. This change did not impact the Company’s consolidated financial statements.
Net sales disaggregated by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Americas	$316	$354	$646	$718
EMEA	452	450	887	857
APAC	130	132	245	240
Total net sales	$898	$936	$1,778	$1,815

Contract Assets and Liabilities

The Company does not typically have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to deferred revenue associated with advanced billings for customer orthodontic treatments where the performance obligation has not yet been satisfied. The Company recorded deferred revenue of $71 million and $31 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at June 30, 2026. The Company recorded deferred revenue of $74 million and $33 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2025. During the three and six months ended June 30, 2026, the Company recognized approximately $14 million and $50 million of net sales, respectively, which were previously deferred as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized approximately $29 million and $70 million of net sales, respectively, which were previously deferred as of December 31, 2024. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12 million at June 30, 2026 and $12 million at December 31, 2025. For the three and six months ended June 30, 2026 and 2025, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK-BASED COMPENSATION

The amounts of stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Cost of products sold	$—	$—	$1	$1
Selling, general, and administrative expense	8	8	15	17
Research and development expense	1	1	1	1
Total stock-based compensation expense	$9	$9	$17	$19

NOTE 4 – COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2026 and 2025 were as follows:

(in millions)	Foreign Currency Translation Loss	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Loss	Total

Balance, net of tax, at December 31, 2025	$(434)	$(7)	$(188)	$(10)	$(639)
Other comprehensive (loss) income before reclassifications and tax impact	(15)	—	8	—	(7)
Tax expense	(2)	—	(8)	—	(10)
Other comprehensive loss, net of tax, before reclassifications	(17)	—	—	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	—	1
Net (decrease) increase in other comprehensive loss	(17)	1	—	—	(16)
Balance, net of tax, at March 31, 2026	$(451)	$(6)	$(188)	$(10)	$(655)
Other comprehensive income (loss) before reclassifications and tax impact	(1)	—	7	—	6
Tax expense	(5)	—	(2)	—	(7)
Other comprehensive income (loss) before reclassifications and tax impact	(6)	—	5	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive loss	(6)	—	5	—	(1)
Balance, net of tax, at June 30, 2026	$(457)	$(6)	$(183)	$(10)	$(656)

(in millions)	Foreign Currency Translation Gain (Loss)	Loss on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Loss	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(21)	—	54
Tax benefit	12	—	5	—	17
Other comprehensive income (loss), net of tax, before reclassifications	87	—	(16)	—	71
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	87	—	(16)	—	71
Balance, net of tax, at March 31, 2025	$(532)	$(10)	$(86)	$(31)	$(659)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(115)	—	(40)
Tax benefit	31	—	27	—	58
Other comprehensive income (loss), net of tax, before reclassifications	106	—	(88)	—	18
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	106	—	(88)	—	18
Balance, net of tax, at June 30, 2025	$(426)	$(10)	$(174)	$(31)	$(641)
At June 30, 2026 and December 31, 2025, the cumulative tax adjustments were $161 million and $178 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $325 million and $289 million at June 30, 2026 and December 31, 2025, respectively, and cumulative losses on loans designated as hedges of net investments of $132 million and $145 million at June 30, 2026 and December 31, 2025, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 were not significant.

NOTE 5 – EARNINGS (LOSS) PER COMMON SHARE

The computations of basic and diluted earnings (loss) per common share were as follows:

Basic earnings (loss) per common share	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Net income (loss) attributable to Dentsply Sirona	$37	$(45)	$27	$(25)

Weighted average common shares outstanding	199.7	199.3	199.8	199.2

Basic earnings (loss) per common share	$0.18	$(0.22)	$0.14	$(0.13)

Diluted earnings (loss) per common share	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Net income (loss) attributable to Dentsply Sirona	$37	$(45)	$27	$(25)

Weighted average common shares outstanding	199.7	199.3	199.8	199.2
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	0.8	—	1.0	—
Total weighted average diluted shares outstanding	200.5	199.3	200.8	199.2

Diluted earnings (loss) per common share	$0.18	$(0.22)	$0.14	$(0.13)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	—	0.5	—	0.7

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	11.9	5.7	10.3	4.6

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At June 30, 2026, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under the share repurchase program.

For the three and six months ended June 30, 2026, the Company repurchased approximately 1.3 million shares of common stock outstanding through open market purchases at a cost of $12 million.

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

The Company’s reportable segment information was as follows:

	Three Months Ended June 30,
(in millions)	2026

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$239	$376	$197	$86	$898

Adjusted cost of products sold (a)	148	119	86	36
Adjusted selling expenses (b)	53	72	59	15
Adjusted general and administrative (“G&A”) expenses (b)	20	20	18	8
Adjusted research and development (“R&D”) expenses (c)	20	7	13	3

Segment adjusted operating income	$(2)	$158	$21	$24	$201

Reconciling items (income) expense:
Unallocated corporate costs (d)					$68
Interest expense, net					22
Other income					(12)
Restructuring and other costs					2
Amortization of intangibles					48
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Income before income taxes					$72

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

	Three Months Ended June 30,
(in millions)	2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$243	$387	$226	$80	$936

Adjusted cost of products sold (a)	140	138	98	33
Adjusted selling expenses (b)	54	72	54	13
Adjusted G&A expenses (b)	20	20	17	7
Adjusted R&D expenses (c)	17	6	12	2

Segment adjusted operating income	$12	$151	$45	$25	$233

Reconciling items (income) expense:
Unallocated corporate costs (d)					$68
Interest expense, net					24
Other income					1
Goodwill and intangible asset impairments					235
Restructuring and other costs					4
Amortization of intangibles					54
Loss before income taxes					$(153)

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

	Six Months Ended June 30,
(in millions)	2026

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$485	$726	$396	$171	$1,778

Adjusted cost of products sold (a)	304	251	190	73
Adjusted selling expenses (b)	106	141	113	29
Adjusted G&A expenses (b)	43	40	39	16
Adjusted R&D expenses (c)	40	15	25	6

Segment adjusted operating income	$(8)	$279	$29	$47	$347

Reconciling items (income) expense:
Unallocated corporate costs (d)					$140
Interest expense, net					46
Other income					(29)
Restructuring and other costs					69
Amortization of intangibles					90
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Income before income taxes					$30

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

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Connected Technology Solutions	$30	$46	$67	$89
Essential Dental Solutions	8	8	16	17
Orthodontic and Implant Solutions	36	23	58	42
Wellspect Healthcare	5	5	11	7
All other (a)	6	6	12	12
Total	$85	$88	$164	$167
(a) Includes unallocated corporate costs for depreciation and amortization.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	June 30, 2026	December 31, 2025

Raw materials and supplies	$177	$199
Work-in-process	96	82
Finished goods	392	361
Inventories, net	$665	$642

The Company’s inventory reserve for excess and obsolete inventory was $91 million and $95 million at June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other costs were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Selling, general, and administrative expenses	—	—	—	1
Restructuring and other costs	2	4	69	13
Total restructuring and other costs	$2	$4	$69	$14

Restructuring and other costs of $69 million recorded in the first six months of 2026 consisted primarily of employee severance benefits and other restructuring costs for various restructuring actions, including for the plan approved by the Board of Directors of the Company on February 24, 2026 (the “2026 Plan”).

With the 2026 Plan, the Company seeks to improve operational performance and drive stockholder value creation. As of June 30, 2026, the Company has incurred $57 million in non-recurring restructuring charges under the 2026 Plan, primarily related to severance payments, employee benefits, and employee transition. In total, the Company expects to incur non-recurring charges in the approximate range of $60 million to $65 million related to the 2026 Plan, the majority of which will be expensed and paid in cash in 2026 and 2027.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at June 30, 2026 was as follows:

	Severance
(in millions)	2024 and Prior Plans	2026 Plan	Other Actions	Total

Balance at December 31, 2025	$3	$—	$7	$10
Provisions	—	59	10	69
Amounts applied	(2)	(15)	(4)	(21)
Change in estimates	—	(3)	(2)	(5)
Balance at June 30, 2026	$1	$41	$11	$53

	Other Restructuring Costs
(in millions)	2024 and Prior Plans	2026 Plan	Other Actions	Total

Balance at December 31, 2025	$—	$—	$2	$2
Provisions	—	1	4	5
Amounts applied	—	(1)	(3)	(4)
Balance at June 30, 2026	$—	$—	$3	$3
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2025	Provisions	Amounts Applied	Change in Estimates	June 30, 2026

Connected Technology Solutions	$1	$24	$(4)	$(2)	$19
Essential Dental Solutions	4	19	(10)	(3)	10
Orthodontic and Implant Solutions	3	20	(7)	1	17
Wellspect Healthcare	2	5	—	(1)	6
All Other	2	6	(4)	—	4
Total	$12	$74	$(25)	$(5)	$56

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

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at June 30, 2026 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Hedges of Net Investments
Foreign exchange forward contracts	$765	$147
Cross currency basis swaps	1,405	—
Total derivative instruments designated as hedges of net investments	$2,170	$147

Fair Value Hedges
Interest rate swaps	$150	$—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$980	$980
Total derivative instruments not designated as hedges	$980	$980

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency-denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded on AOCI, net of tax effects. The time value component of the derivative instrument’s fair value is amortized on a straight-line basis and recognized in Other (income) expense, net in the Consolidated Statements of Operations over the term of the hedge. Cash flows associated with these instruments are generally presented within investing activities in the Consolidated Statements of Cash Flows. However, cash flows attributable to other-than-insignificant financing elements are presented within financing activities.

The fair value of the foreign currency exchange forward contracts and cross-currency basis swaps is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.
In January 2026, the Company settled Swiss franc foreign exchange forward contracts designated as net investment hedges with an aggregate notional amount of 100 million Swiss francs, resulting in a net cash payment of approximately $7 million. The effective portion of the hedge was recognized in AOCI. The Company subsequently entered into Swiss franc foreign exchange forward contracts with an aggregate notional amount of 200 million Swiss francs that are designated as net investment hedges and mature through October 2029. These contracts include excluded components, primarily forward points, for which gains and losses are recognized in earnings as incurred and presented within the operating activities section of the Consolidated Statement of Cash Flows.

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

Derivative Instrument Activity

The effects of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Three Months Ended June 30,
	2026			2025
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$405	$22	$(12)	$446	$24	$1

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(10)	$—	$—	$(2)
Foreign exchange forward contracts	—	—	(7)	—	—	(6)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$2	$—	$—	$2	$—
Foreign exchange forward contracts	—	—	—	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$(3)	$—	$—	$13

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,		Consolidated Statements of Operations Location	Three Months Ended June 30,
(in millions)	2026	2025		2026	2025

Hedges of Net Investments
Cross currency basis swaps	$2	$(24)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	5	(91)	Other expense (income), net	—	—

	Six Months Ended
	2026			2025
(in millions)	Cost of products sold	Interest expense, net	Other expense (income), net	Cost of products sold	Interest expense, net	Other expense (income), net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$858	$46	$(29)	$859	$43	$1

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(21)	$—	$—	$(2)
Foreign exchange forward contracts	—	—	(12)	—	—	(12)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$3	$—	$—	$3	$—
Foreign exchange forward contracts	—	—	—	—	—	—
(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$(5)	$—	$—	$12

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended		Consolidated Statements of Operations Location	Six Months Ended
(in millions)	2026	2025		2026	2025

Hedges of Net Investments
Cross currency basis swaps	$4	$(29)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	11	(107)	Other expense (income), net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	June 30, 2026
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$5	$7	$20
Interest rate swaps	—	—	4	11
Cross currency basis swaps	43	—	—	70
Total	$43	$5	$11	$101

Not Designated as Hedges:
Foreign exchange forward contracts	$12	$—	$22	$—
Total	$12	$—	$22	$—

	December 31, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$21	$40
Interest rate swaps	—	—	3	11
Cross currency basis swaps	42	—	—	73
Total	$42	$—	$24	$124

Not Designated as Hedges:
Foreign exchange forward contracts	$8	$—	$6	$—
Total	$8	$—	$6	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2026 was as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$17	$—	$17	$(17)	$—	$—
Cross currency basis swaps	43	—	43	(43)	—	—
Total assets	$60	$—	$60	$(60)	$—	$—

Liabilities
Foreign exchange forward contracts	$49	$—	$49	$(20)	$—	$29
Interest rate swaps	15	—	15	(3)	—	12
Cross currency basis swaps	70	—	70	(37)	—	33
Total liabilities	$134	$—	$134	$(60)	$—	$74

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2025 was as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(8)	$—	$—
Cross currency basis swaps	42	—	42	(42)	—	—
Total assets	$50	$—	$50	$(50)	$—	$—

Liabilities
Foreign exchange forward contracts	$67	$—	$67	$(18)	$—	$49
Commodity contracts
Interest rate swaps	14	—	14	—	—	14
Cross currency basis swaps	73	—	73	(32)	—	41
Total liabilities	$154	$—	$154	$(50)	$—	$104

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company’s total debt were $2,159 million and $2,224 million, respectively, at June 30, 2026. At December 31, 2025, the estimated fair and carrying values were $2,217 million and $2,329 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at June 30, 2026 and December 31, 2025 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	June 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap asset related to long-term debt	$15	$—	$15	$—
Cross currency basis swaps	$43	$—	$43	$—
Foreign exchange forward contracts	$17	$—	$17	$—
Total assets	$75	$—	$75	$—

Liabilities
Interest rate swaps	$15	$—	$15	$—
Cross currency basis swaps	70	—	70	—
Foreign exchange forward contracts	49	—	49	—
Total liabilities	$134	$—	$134	$—

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset related to long-term debt	$14	$—	$14	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$22	$—	$22	$—

Liabilities
Interest rate swaps	$14	$—	$14	$—
Cross currency basis swaps	31	—	31	—
Foreign exchange forward contracts	67	—	67	—
Total liabilities	$112	$—	$112	$—

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the six months ended June 30, 2026.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2026 and 2025 were 50.0% and 71.2%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 13.8% and 76.9%, respectively. The decrease in the effective tax rate is primarily driven by impairments which were recorded in the three and six months ended June 30, 2025, as well as changes in valuation allowances in 2025 and 2026.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had $35 million in outstanding borrowings under the commercial paper facility at June 30, 2026 and $82 million in outstanding borrowings under the commercial paper facility at December 31, 2025, and the Company had no outstanding borrowings under the multi-currency revolving credit facility at June 30, 2026 and December 31, 2025. The Company also has access to $18 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of less than $1 million.

At June 30, 2026, the weighted-average interest rate for short-term debt was 4.6%.

At June 30, 2026, the Company had $683 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

In February 2026, the Company repaid in full €26 million aggregate principal amount of its 2.1% private placement notes upon their scheduled maturity. The repayment was funded with available cash. No amounts were outstanding under these notes at June 30, 2026. The repayment is reflected in cash flows used in financing activities for the six months ended June 30, 2026.

The Company’s private placement notes and revolving credit facility contain financial covenants, including maximum Total Leverage Ratio and maximum Senior Leverage Ratio requirements. At June 30, 2026, the Company was in compliance with all of its covenants.

Interest expense, net includes interest income of $4 million and $3 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense, net includes interest income of $6 million and $7 million for the six months ended June 30, 2026 and 2025, respectively. Interest income primarily relates to interest-bearing cash and cash equivalents and, for the three and six months ended June 30, 2026, includes approximately $2 million worth of interest associated with tariff refunds.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company’s policy is to assess goodwill and indefinite-lived intangible assets for impairment annually as of April 1, with more frequent assessments if events or changes in circumstances indicate a given asset might be impaired. For the April 1, 2026 annual goodwill impairment assessment, the Company performed a qualitative assessment for Essential Dental Solutions and Wellspect Healthcare, the two reporting units with goodwill balances. Based on the totality of the factors considered, the Company concluded that the fair value of each reporting unit was expected to exceed its carrying amount and no goodwill impairment charges were recognized.

Indefinite-lived intangible assets were assessed either through a computation of fair value using an income approach, specifically a relief from royalty method for acquired trade names and trademarks, or through a qualitative assessment for in-process research and development (“R&D”). The Company’s significant assumptions in the relief from royalty method include, but were not limited to, discount rates (ranging from 12% to 16%), revenue growth rates (including perpetual growth rates) and royalty rates, all of which were determined using the judgment of management. These assumptions for indefinite-lived intangible asset tests were developed in consideration of current market conditions and future expectations which include, but are not limited to, impact from competition and new product developments. Based on these assessments, the Company concluded that the fair values of its indefinite-lived intangible assets exceeded their respective carrying values, and therefore no impairment charges were recognized as a result of the annual impairment testing performed as of April 1, 2026.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2025
Goodwill	$291	$860	$1,298	$288	$2,737
Accumulated impairment losses	(291)	—	(1,298)	—	(1,589)
Goodwill, net at December 31, 2025	—	860	—	288	1,148
Translation	—	(6)	—	(4)	(10)
Impairment	—	—	—	—	—
Goodwill, net at June 30, 2026	$—	$854	$—	$284	$1,138

Accumulated impairment losses at June 30, 2026	(291)	—	(1,298)	—	(1,589)

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,749	$(1,359)	$390	$1,783	$(1,334)	$449
Trade names and trademarks	83	(78)	5	84	(79)	5
Licensing agreements	40	(27)	13	42	(29)	13
Customer relationships	1,082	(868)	214	1,098	(847)	251
Total definite-lived	2,954	(2,332)	622	3,007	(2,289)	718

Indefinite-lived trade names and trademarks	$243	$—	$243	$251	$—	$251
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	248	—	248	256	—	256

Total identifiable intangible assets	$3,202	$(2,332)	$870	$3,263	$(2,289)	$974

During the second quarter of 2026, following updates to the Company’s technology strategy made during the quarter, management reassessed the remaining useful life of the developed technology intangible asset associated with the Byte acquisition. Based on the expected migration of certain functionality to the DS Core platform, management concluded that the remaining period over which the asset is expected to provide economic benefit had shortened. Accordingly, the Company revised the asset’s remaining useful life, and its remaining carrying value is being amortized through February 2028. The revision was accounted for prospectively as a change in accounting estimate and increased amortization expense by approximately $14 million during the quarter ended June 30, 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “Securities Litigation”). The complaints in the Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs opposed the motion. On May 1, 2024, the SDNY Court granted the motion to dismiss as to Mr. Chadha and granted in part and denied in part the motion to dismiss as to the Company, Mr. Casey, and Mr. Gomez. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint class counsel. Defendants opposed the motion. On July 10, 2025, the SDNY Court granted Lead Plaintiffs’ motion for class certification, appointed the Lead Plaintiffs as class representatives, and appointed counsel for Lead Plaintiffs as class counsel. On November 3, 2025, Defendants and Lead Plaintiffs cross-moved for partial summary judgment. The motions for partial summary judgment were fully briefed on January 19, 2026. The Company has recognized a liability as of June 30, 2026, with an offsetting insurance receivable, resulting in no impact to the Consolidated Statements of Operations in the three and six months ended June 30, 2026.

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

On November 26, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned North Collier Fire Control and Rescue District Firefighters’ Retirement Plan v. Dentsply Sirona Inc., et al., No. 1:24-cv-09083 (the “North Collier Action”). On December 18, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Calvin v. Dentsply Sirona Inc., et al., No. 1:24-cv-09764 (the “Calvin Action”), and on December 19, 2024, the Company was named as a defendant in a putative class action filed in the SDNY Court captioned Key West Police & Fire Pension Fund v. Dentsply Sirona Inc., et al., No. 1:24-cv-09819 (the “Key West Action”). The complaints in these three cases allege that, for different alleged class periods over the period from May 6, 2021 through November 6, 2024, the Company and certain then-current and former officers violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the performance of the Company’s Byte aligners business, following the Company’s acquisition of Byte LLC in December 2020. On February 21, 2025, the SDNY Court entered an order consolidating the North Collier Action, the Calvin Action, and the Key West Action under the caption In re Dentsply Sirona, Inc. Securities Litigation, No. 24-cv-9083 (the “2024 Securities Litigation”), and appointed lead plaintiffs and lead counsel for the consolidated case. An amended complaint was filed on May 9, 2025 naming the Company and Simon Campion, Glenn Coleman, Andreas Frank, Erania Brackett, Neeraj Gunsagar, Donald Casey, and Jorge Gomez as defendants and alleging a class period that runs from January 4, 2021 through February 26, 2025. On July 8, 2025, the Company and the individual defendants filed motions to dismiss the amended complaint. On January 16, 2026, the SDNY Court granted the motion to dismiss as to Mr. Gomez and granted in part and denied in part the motions to dismiss as to the Company and all other defendants.

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

Mr. Gobbetti appealed the ruling of the arbitral tribunal on December 2, 2024 before the Court of Appeals of Milan, Italy (the “Court of Appeals”) arguing that the ruling is null and void. According to Mr. Gobbetti, the arbitral tribunal did not grant him appropriate defense rights under the Italian Civil Code and did not fully address the merits of his claims, despite acknowledging jurisdiction. Mr. Gobbetti asked the Court of Appeals to directly sentence DSI to pay the €7 million, plus damages of €21 million and interest accruing until the time of payment. On April 17, 2025, DSI filed its statement of defense, asking the Court of Appeals to reject Mr. Gobbetti’s appeal and confirm the arbitral award in its entirety. A final discussion hearing took place before the Court of Appeals on March 4, 2026, and on May 26, 2026, the Court of Appeals announced its decision in which it rejected Mr. Gobbetti’s appeal and ordered him to pay legal costs to DSI based on an official Italian legal tariff. On July 28, 2026, DSI served the decision of the Court of Appeals on Gobbetti, who will have until October 27, 2026 to appeal to the Supreme Court of Cassation, the highest court of appeal.

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

The General Public Prosecutor’s Office Frankfurt am Main is investigating a series of intercompany loans implemented in 2016 and 2017 as part of the post-merger integration activities of DENTSPLY International Inc. and Sirona Dental Systems, Inc. The Company is cooperating with the investigation. The Company believes that the transactions at issue complied with all applicable German laws. No charges have been filed against the Company or any individuals. Concurrent with the investigation, the Company is also under audit in Germany for fiscal years 2014 through 2021, a portion of which overlaps with the period and subject of investigation. The final resolution of these matters remains uncertain. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials. At June 30, 2026, non-cancelable purchase commitments were as follows:

(in millions)

2026	$68
2027	69
2028	40
2029	—
2030	—
Thereafter	—
Total	$177
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the 2025 Form 10-K.

The table above includes commitments with a cloud services provider supporting the Company’s digital platform which requires minimum cumulative purchases totaling $58 million through 2028.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States and other countries. The U.S. government has implemented and could further implement various tariffs on the importation of certain goods from certain countries, a number of which are or may be applicable to the Company’s supply chain, operations, and sales. Tariffs enacted or proposed by the Trump Administration, together with retaliatory tariffs imposed by other countries, could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Further, these tariffs remain subject to evolving modifications and court challenges. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant number of dental technology and equipment products that we sell in the United States are manufactured in Europe. Europe is also a significant market for sales of our products, including certain consumable products made in the United States, while sales in China represent less than 5% of the Company’s global sales on an annual basis. During the second quarter of 2026, the Company received approximately $44 million of refunds for its prior payment of U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. following legal and regulatory developments affecting the administration of those tariffs. While these refunds favorably impacted the Company’s results of operations and cash flows during the quarter, the future effect of tariffs and trade policies on the Company’s business remains uncertain. We continue to monitor and evaluate the ongoing and potential impacts on our supply chain, costs, net sales, and profitability of the tariffs, changes in trade policy, whether implemented or proposed, and court rulings on the legality of certain tariffs. We have executed actions and continue to evaluate additional strategies to mitigate such impacts, including competitive pricing strategies to offset tariffs and evaluating alternative sourcing options to minimize products sourced from high tariff rate countries, both for existing products and to support new product development. It is difficult to predict with reasonable certainty the impact on our results of operations and customers’ demand for our products from incremental tariffs, changes in trade policy, and related court rulings. For additional information, see Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

The impact of geopolitical conflicts

Geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from the conflicts in the Middle East and the Russia-Ukraine conflict. Overall, the Company’s operations in Israel, Russia, and Ukraine have not been materially impacted by these conflicts.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the six months ended June 30, 2026, net sales of products produced at these sites comprised approximately 3% of our consolidated net sales and approximately 15% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $130 million as of June 30, 2026, consisting primarily of acquired technology, property, plant and equipment, inventory, and cash associated with our operations in the country.

In February 2022, because of the invasion of Ukraine by Russia, the United States, the European Union, and certain other countries imposed economic sanctions on certain Russian financial institutions and businesses and export controls on the export of certain products to Russia. Due to the medical nature of our products, the current sanctions and export controls have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the six months ended June 30, 2026, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $99 million as of June 30, 2026. These net assets include $57 million of cash and cash equivalents held within Russia as of June 30, 2026, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes.

Distribution arrangements
We expect changes in the Company’s distribution model, including a reduced emphasis on distributor-held inventory, will likely increase variability in ordering patterns and contribute to fluctuations in net sales and operating income.

RESULTS OF OPERATIONS, THREE AND SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

The Company’s geographic regions for reporting net sales consist of countries in (i) North and South America (“Americas”), (ii) Europe, the Middle East, and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Prior period net sales amounts have been recast to conform to the current period presentation, reflecting a shift to a regional geographic presentation, which aligns with how the Company manages commercial activities and reports net sales internally. The change in regional geographic presentation was effective as of January 1, 2026. This change did not impact the Company’s consolidated financial statements.

Net Sales by Segment

Net sales by segment and percentage changes in net sales as reported and on a constant currency basis were as follows:

			Percentage Change
Net Sales by Segment	(in millions, except percentages)		Three Months Ended June 30, 2026 vs. 2025
					Americas		EMEA		APAC

	2026	2025	As Reported[1]	Constant Currency[1]	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	Constant Currency

Connected Technology Solutions	$239	$243	(1.5)%	(3.8)%	(7.5)%	(9.4)%	(2.1)%	(5.7)%	8.8%	9.5%
Essential Dental Solutions	376	387	(2.7)%	(5.0)%	(2.2)%	(3.0)%	(3.9)%	(8.0)%	0.2%	(0.8)%
Orthodontic and Implant Solutions	197	226	(13.2)%	(14.9)%	(27.1)%	(27.6)%	2.0%	(1.5)%	(14.9)%	(15.6)%
Wellspect Healthcare	86	80	7.1%	3.8%	(22.5)%	(20.9)%	11.9%	7.8%	9.6%	15.2%
Total	$898	$936	(4.1)%	(6.3)%	(10.7)%	(11.6)%	0.2%	(3.6)%	(1.0)%	(1.2)%
(1) Constant currency sales are a Non-GAAP measure in which the reported net sales are adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates. The foreign currency impact is the only reconciling item between as reported and constant currency sales.

			Percentage Change
Net Sales by Segment	(in millions, except percentages)		Six Months Ended June 30, 2026 vs. 2025
					Americas		EMEA		APAC

	2026	2025	As Reported[1]	Constant Currency[1]	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	Constant Currency

Connected Technology Solutions	$485	$478	1.4%	(3.3)%	(2.5)%	(4.9)%	2.3%	(5.6)%	6.2%	5.3%
Essential Dental Solutions	726	740	(1.8)%	(6.0)%	(4.7)%	(5.8)%	(1.2)%	(9.1)%	7.9%	5.2%
Orthodontic and Implant Solutions	396	443	(10.7)%	(14.2)%	(25.4)%	(25.9)%	4.5%	(3.0)%	(9.3)%	(11.1)%
Wellspect Healthcare	171	154	10.8%	3.6%	(13.1)%	(11.0)%	14.9%	6.0%	10.8%	13.0%
Total	$1,778	$1,815	(2.1)%	(6.5)%	(10.0)%	(11.1)%	3.4%	(4.6)%	2.3%	0.5%
(1) Constant currency sales are a Non-GAAP measure in which the reported net sales are adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates. The foreign currency impact is the only reconciling item between as reported and constant currency sales.

Total net sales

The net sales decrease on a constant currency basis for the three months ended June 30, 2026 was driven by lower volumes of OIS products in all regions primarily due to the absence of the Byte business in the Americas, lower volumes of CTS products in the Americas, lower volumes of EDS products in EMEA, and unfavorable pricing in EMEA and APAC across all segments. The decrease was partially offset by favorable pricing in the Americas, higher volumes of CTS products in APAC, and higher volumes of Wellspect products driven by new product introductions.

The net sales decrease on a constant currency basis for the six months ended June 30, 2026 was driven by lower volumes in the Americas across all products, including the absence of the Bye business, lower volumes of EDS and OIS products in EMEA, and unfavorable pricing of CTS products in EMEA. The decrease was partially offset by favorable pricing in the Americas and higher volumes of Wellspect products primarily driven by new product introductions.

Connected Technology Solutions

The net sales decrease on a constant currency basis for the three months ended June 30, 2026 was driven by lower volumes of CAD/CAM products in the Americas and unfavorable pricing in EMEA. The decrease was partially offset by higher volumes of CAD/CAM products in APAC. CAD/CAM products held by distributors in the three months ended June 30, 2026 decreased approximately $20 million from March 31, 2026, compared to a decrease of approximately $19 million in the three months ended June 30, 2025 from March 31, 2025. Imaging products held by distributors in the three months ended June 30, 2026 decreased approximately $8 million from March 31, 2026, compared to a decrease of approximately $5 million in the three months ended June 30, 2025 from March 31, 2025.

The net sales decrease on a constant currency basis for the six months ended June 30, 2026 was driven by lower volumes in the Americas and unfavorable pricing in EMEA. The decrease was partially offset by higher volumes in EMEA and CAD/CAM products in APAC. CAD/CAM products held by distributors in the six months ended June 30, 2026 decreased approximately $11 million from December 31, 2025, compared to a decrease of approximately $16 million in the six months ended June 30, 2025 from December 31, 2024. Imaging products held by distributors in the six months ended June 30, 2026 decreased approximately $7 million from December 31, 2025, compared to an increase of approximately $1 million in the six months ended June 30, 2025 compared to December 31, 2024.

Distributor inventory levels for both CAD/CAM and imaging products at June 30, 2026 remain below historical averages.

Essential Dental Solutions

The net sales decrease on a constant currency basis for the three months ended June 30, 2026 was driven by increased promotional activity in the Americas and lower volumes in restorative products. The decrease was partially offset by higher volumes of preventative products in the Americas and higher volumes of endodontic products in APAC. The decrease in volumes in EMEA was, in part, a result of volumes of products sold by distributors to retail customers exceeding volumes of products sold to distributors. We are unable to quantify the impact to net sales for the three months ended June 30, 2026. Changes in inventory levels held by EMEA distributors are expected to impact the amount and timing of net sales in future periods.

The net sales decrease on a constant currency basis for the six months ended June 30, 2026 was driven by lower volumes in EMEA and the Americas. The decrease was partially offset by favorable pricing in the Americas and higher volumes in APAC. The decrease in volumes in EMEA was, in part, a result of volumes of products sold to retail customers exceeding inventory volumes of products sold to distributors. We are unable to quantify the impact to net sales for the six months ended June 30, 2026. Changes in inventory levels held by EMEA distributors are expected to impact the amount and timing of net sales in future periods.

Orthodontic and Implant Solutions

The net sales decrease on a constant currency basis for the three and six months ended June 30, 2026 was driven by the absence of net sales of Byte products in 2026 and lower volumes of implant products.

Wellspect Healthcare

The net sales increase on a constant currency basis for the three and six months ended June 30, 2026 was driven by higher product volumes in EMEA and the benefit from new product introductions.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Gross profit	$493	$490	$3	0.6%	$920	$956	$(36)	(3.8%)

Gross profit as a percentage of net sales	54.9%	52.4%	250 bps		51.7%	52.7%	(100) bps

Percentages are based on actual values and may not reconcile due to rounding.

The increase in gross profit as a percentage of net sales for the three months ended June 30, 2026 was driven by tariff refunds and favorable foreign currency impacts. The increase was partially offset by lower volumes in the OIS and EDS segments, unfavorable product mix, higher expenses related to tariffs, and the unfavorable pricing as noted in the Net Sales by Segment section.

The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2026 was driven by lower volumes as noted in the Net Sales by Segment section and unfavorable product mix. The decrease was partially offset by favorable foreign currency impacts and tariff refunds.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Selling, general, and administrative (“SG&A”) expenses	$364	$342	$22	6.7%	$715	$700	$15	2.2%
Research and development (“R&D”) expenses	45	37	8	20.3%	89	73	16	21.1%
Goodwill and intangible asset impairments	—	235	(235)	NM	—	235	(235)	NM
Restructuring and other costs	2	4	(2)	NM	69	13	56	NM

SG&A as a percentage of net sales	40.6%	36.5%	410 bps		40.2%	38.6%	160 bps
R&D as a percentage of net sales	5.0%	4.0%	100 bps		5.0%	4.0%	100 bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Selling, General, and Administrative Expenses

The increase in SG&A expenses for both the three and six months ended June 30, 2026 was primarily driven by unfavorable foreign currency impacts. The increase was partially offset by the benefits of restructuring actions, as well as lower professional services and advertising costs.

Research and Development Expenses

For the three and six months ended June 30, 2026, R&D expenses increased as the Company is increasing allocation of capital to R&D, primarily focused on expanding DS Core to support digital workflows across the Company’s product portfolio and accelerating key projects in all segments. The Company expects a level of investment in R&D of approximately 5% of annual net sales in 2026.

Restructuring and Other Costs

The Company recorded restructuring and other costs of $2 million and $69 million for the three and six months ended June 30, 2026, and $4 million and $13 million for the three and six months ended June 30, 2025. The expenses in 2026 consisted primarily of severance costs in conjunction with the restructuring plan announced on February 26, 2026. The expenses in 2025 primarily consisted of costs in connection with furthering the execution of various restructuring initiatives announced in prior years.

Segment Adjusted Operating Income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)(a)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Connected Technology Solutions	$(2)	$12	$(14)	(120.8)%	$(8)	$19	$(27)	(142.1%)

Essential Dental Solutions	158	151	7	4.1%	279	287	$(8)	(2.5%)

Orthodontic and Implant Solutions	21	45	(24)	(53.1%)	29	82	$(53)	(64.9%)

Wellspect Healthcare	24	25	(1)	(1.7%)	47	50	$(3)	(7.3%)
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income for the three months ended June 30, 2026 is due to lower net sales volumes, unfavorable product mix and unfavorable pricing, partially offset by tariff refunds and lower warranty costs.

The decrease in segment adjusted operating income for the six months ended June 30, 2026 is due to unfavorable product mix, lower volumes, and unfavorable pricing. The decrease was partially offset by tariff refunds.

Essential Dental Solutions

The increase in segment adjusted operating income for the three months ended June 30, 2026 is due to tariff refunds, favorable pricing, and favorable headcount costs. The increase was partially offset by lower net sales volumes.

The decrease in segment adjusted operating income for the six months ended June 30, 2026 is due to lower net sales volumes. The decrease was partially offset by tariff refunds and favorable pricing.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for the three months ended June 30, 2026 is due to lower net sales volumes, unfavorable pricing, and unfavorable product mix. The decrease was partially offset by tariff refunds and lower professional service costs.

The decrease in segment adjusted operating income for the six months ended June 30, 2026 is due to lower net sales volumes and unfavorable product mix. The decrease was partially offset by lower professional services costs, tariff refunds, and favorable foreign currency impacts.

Wellspect Healthcare

The decrease in segment adjusted operating income for the three months ended June 30, 2026 is due to a one time write-off resulting from a change in manufacturing process. The decrease was partially offset by new products and favorable foreign currency impacts.

The decrease in segment adjusted operating income for the six months ended June 30, 2026 is due to unfavorable product mix and a one time write-off resulting from a change in manufacturing process. The decrease was partially offset by new products and favorable foreign currency impacts.

Other Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Interest expense, net	$22	$24	$(2)	(6.2%)	$46	$43	$3	8.0%
Other (income) expense, net	(12)	1	(13)	NM	(29)	1	(30)	NM
Net interest and other expense (income)	$10	$25	$(15)		$17	$44	$(27)
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025 primarily due to lower average debt balances and higher interest income, primarily attributable to the interest income related to tariff refunds.

Interest expense, net for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to higher borrowing costs experienced during the first quarter of 2026.

Other (income) expense, net

Other (income) expense, net for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2026	2025	$ Change	2026	2025	$ Change

Foreign exchange (loss) gains	$(13)	$1	$(14)	$(26)	$—	$(26)
Defined benefit pension plan expenses	1	2	(1)	3	3	—
Other non-operating (income) expense	—	(2)	2	(6)	(2)	(4)
Other (income) expense, net	$(12)	$1	$(13)	$(29)	$1	$(30)

Income Taxes and Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2026	2025	$ Change	2026	2025	$ Change

(Benefit) provision for income taxes	$36	$(109)	$145	$4	$(84)	$88

Effective income tax rate	50.0%	71.2%		13.8%	76.9%

Net income (loss) attributable to Dentsply Sirona	$37	$(45)	$82	$27	$(25)	$52

Diluted earnings (loss) per common share	$0.18	$(0.22)		$0.14	$(0.13)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended June 30, 2026 and 2025 were 50.0% and 71.2%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 13.8% and 76.9%, respectively. The decrease in the effective tax rate is primarily driven by impairments recorded in the three and six months ended June 30, 2025, along with associated changes in valuation allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in the 2025 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change

Cash provided by (used in):
Operating activities	$139	$55	$84
Investing activities	(92)	(51)	(41)
Financing activities	(130)	55	(185)
Effect of exchange rate changes on cash and cash equivalents	(4)	28	(32)
Net increase (decrease) in cash and cash equivalents	$(87)	$87	$(174)

Cash provided by operating activities increased compared to the six months ended June 30, 2025, driven by higher net income, which included $44 million related to tariff refunds received from the U.S. government, lower accounts receivable, and higher accounts payable. At June 30, 2026, the number of days for sales outstanding in accounts receivable decreased by 1 day to 61 days as compared to 62 days at December 31, 2025, and the number of days of sales in inventory increased by 5 days to 136 days at June 30, 2026 as compared to 131 days at December 31, 2025. Cash provided by operating activities was favorably impacted by the receipt of tariff refunds during the six months ended June 30, 2026.

Cash used in investing activities increased compared to the six months ended June 30, 2025, primarily driven by higher capital expenditures. The Company estimates capital expenditures to be in the range of approximately $140 million to $160 million for the full year 2026 and expects these investments to include expenses for supply chain equipment upgrades and capacity expansion to support product innovation, expenses associated with DS Core enhancements, and expenses for the new global ERP system.

Cash used in financing activities increased compared to the six months ended June 30, 2025 as the prior‑year period included cash inflows provided by the issuance of $550 million of long-term borrowings, a portion of which was used to repay the 364-day bridge loan and other short-term borrowings. The increase is also driven by repayments on long-term borrowings and share repurchases, partially offset by lower dividends paid.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2026, $1.2 billion of authorization remains available for future share repurchases. For the three and six months ended June 30, 2026, the Company repurchased approximately 1.3 million outstanding shares of common stock through open market purchases at a cost of approximately $12 million. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors.

On February 23, 2026, the Company’s Board of Directors eliminated the declaration of quarterly dividends on the Company’s common stock starting in the quarter ending March 31, 2026.

At June 30, 2026, the Company had $683 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $35 million in outstanding borrowings under the commercial paper facility at June 30, 2026, resulting in $665 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $18 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2026, the Company had less than $1 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility and senior notes contain certain covenants relating to the Company’s operations and financial condition. At June 30, 2026, the Company was in compliance with these covenants.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At June 30, 2026, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Restructuring Plans

On February 24, 2026, the Company’s Board of Directors approved a new restructuring plan (the “2026 Plan”) to improve operational performance and drive stockholder value creation. As of June 30, 2026, the Company has incurred $57 million in non-recurring restructuring charges and paid out approximately $16 million under the 2026 Plan since its inception, primarily related to employee severance payments, benefits, and other transition costs. In total, the Company expects to incur non-recurring charges in the approximate range of $60 million to $65 million related to the 2026 Plan, the majority of which will be expensed and paid in cash in 2026 and 2027. The 2026 Plan is anticipated to result in approximately $120 million in annualized cost savings. The Company intends to reinvest a portion of the anticipated savings in targeted return-to-growth initiatives, including investments in accelerated innovation, clinical education, and sales team education focused on connected dentistry.

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

Item 4 – Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except with respect to the continued implementation of the new ERP system, there have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At June 30, 2026, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under the share repurchase program.
During the three months ended June 30, 2026, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Share Repurchase Program (a)
Period

April 1, 2026 to April 30, 2026	—	—	—	$1,190
May 1, 2026 to May 31, 2026	1.3	$9.94	1.3	$1,177
June 1, 2026 to June 30, 2026	—	—	—	$1,177

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
10.1	Amendment No. 2 to the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (1)
10.2	Offer Letter between DENTSPLY SIRONA Inc. and John C. Fortson, entered into as of May 30, 2026* (2)
10.3	Non-Employee Director Compensation Policy, effective June 3, 2026* (Filed herewith)
10.4	Form of Share-Settled Restricted Share Unit Agreement (Director) under the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
10.5	Form of Option Agreement (Director) under the DENTSPLY SIRONA Inc. 2024 Omnibus Incentive Plan* (Filed herewith)
31.1	Section 302 Certification Statement of the Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statement of the Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statements (Furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan.
(1) Incorporated by reference to Appendix A of the Company’s 2026 Proxy Statement dated April 23, 2026, File no. 0-16211.
(2) Incorporated by reference to exhibit included in the Company’s Form 8-K dated June 11, 2026, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Daniel T. Scavilla	August 6, 2026
	Daniel T. Scavilla	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/	John C. Fortson	August 6, 2026
	John C. Fortson	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)