Form 10-Q
period 2026-09-30
DENTSPLY SIRONA Inc.
filed 2026-11-05
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 23, 2026, DENTSPLY SIRONA Inc. had 198,153,678 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$836	$904	$2,614	$2,719
Cost of products sold	393	463	1,251	1,322

Gross profit	443	441	1,363	1,397

Selling, general, and administrative expenses	363	355	1,078	1,055
Research and development expenses	42	37	131	110
Goodwill and intangible asset impairments	3	262	3	497
Restructuring and other (income) expenses	(2)	5	67	18

Operating income (loss)	37	(218)	84	(283)

Other income and expenses:
Interest expense, net	25	23	71	66
Other income, net	(14)	(11)	(43)	(10)

Income (loss) before income taxes	26	(230)	56	(339)
Provision for income taxes	29	198	33	114

Net (loss) income	(3)	(428)	23	(453)

Less: Net loss attributable to noncontrolling interest	(1)	(1)	(2)	(1)

Net (loss) income attributable to Dentsply Sirona	$(2)	$(427)	$25	$(452)

(Loss) earnings per common share attributable to Dentsply Sirona:
Basic	$(0.01)	$(2.14)	$0.12	$(2.27)
Diluted	$(0.01)	$(2.14)	$0.12	$(2.27)

Weighted average common shares outstanding:
Basic	199.2	199.5	199.6	199.3
Diluted	199.2	199.5	200.6	199.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (loss) income	$(3)	$(428)	$23	$(453)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(17)	(8)	(40)	185
Net gain (loss) on derivative financial instruments	26	(23)	32	(127)
Total other comprehensive income (loss), net of tax	9	(31)	(8)	58

Total comprehensive income (loss)	6	(459)	15	(395)

Less: Comprehensive loss attributable to noncontrolling interest	(1)	(1)	(2)	(1)

Total comprehensive income (loss) attributable to Dentsply Sirona	$7	$(458)	$17	$(394)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$195	$326
Accounts and notes receivable-trade, net	605	688
Inventories, net	707	642
Prepaid expenses and other current assets	471	367
Total Current Assets	1,978	2,023

Property, plant, and equipment, net	845	861
Operating lease right-of-use assets, net	126	139
Identifiable intangible assets, net	815	974
Goodwill	1,136	1,148
Other noncurrent assets	290	284
Total Assets	$5,190	$5,429

Liabilities and Equity
Current Liabilities:
Accounts payable	$238	$300
Accrued liabilities	706	700
Income taxes payable	58	30
Notes payable and current portion of long-term debt	215	313
Total Current Liabilities	1,217	1,343

Long-term debt	1,985	2,015
Operating lease liabilities	87	93
Deferred income taxes	74	94
Other noncurrent liabilities	473	544
Total Liabilities	3,836	4,089

Contingencies and commitments (Note 14)

Equity:
Preferred stock, $1.00 par value; 0.25 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value;	3	3
400.0 million shares authorized, and 264.5 million shares issued at September 30, 2026 and December 31, 2025
198.2 million and 199.6 million shares outstanding at September 30, 2026 and December 31, 2025, respectively
Capital in excess of par value	6,619	6,644
Accumulated deficit	(1,539)	(1,564)
Accumulated other comprehensive loss	(647)	(639)
Treasury stock, at cost, 66.3 million and 64.9 million shares at September 30, 2026 and December 31, 2025, respectively	(3,081)	(3,105)
Total Dentsply Sirona Equity	1,355	1,339

Noncontrolling interest	(1)	1
Total Equity	1,354	1,340
Total Liabilities and Equity	$5,190	$5,429
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2025	$3	$6,644	$(1,564)	$(639)	$(3,105)	$1,339	$1	$1,340
Net loss	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive (loss) income	—	—	—	(16)	—	(16)	—	(16)
Stock-based compensation expense	—	8	—	—	—	8	—	8
Funding of employee stock purchase plan	—	(5)	—	—	6	1	—	1
Restricted stock unit distributions	—	(31)	—	—	27	(4)	—	(4)
Balance at March 31, 2026	$3	$6,616	$(1,574)	$(655)	$(3,072)	$1,318	$1	$1,319
Net income (loss)	—	—	37	—	—	37	(1)	36
Other comprehensive (loss) income	—	—	—	(1)	—	(1)	—	(1)
Stock-based compensation expense	—	9	—	—	—	9	—	9
Treasury shares purchased	—	—	—	—	(12)	(12)	—	(12)
Restricted stock unit distributions	—	(6)	—	—	6	—	—	—
Balance at June 30, 2026	$3	$6,619	$(1,537)	$(656)	$(3,078)	$1,351	$—	$1,351
Net loss	—	—	(2)	—	—	(2)	(1)	(3)
Other comprehensive income	—	—	—	9	—	9	—	9
Exercise of stock options	—	(1)	—	—	1	—	—	—
Stock-based compensation expense	—	8	—	—	—	8	—	8
Funding of employee stock purchase plan	—	(5)	—	—	7	2	—	2
Treasury shares purchased	—	—	—	—	(13)	(13)	—	(13)
Restricted stock unit distributions	—	(2)	—	—	2	—	—	—
Balance at September 30, 2026	$3	$6,619	$(1,539)	$(647)	$(3,081)	$1,355	$(1)	$1,354

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2024	$3	$6,640	$(835)	$(730)	$(3,136)	$1,942	$1	$1,943
Net income (loss)	—	—	20	—	—	20	(1)	19
Other comprehensive loss	—	—	—	71	—	71	—	71
Stock-based compensation expense	—	10	—	—	—	10	—	10
Funding of employee stock purchase plan	—	(3)	—	—	5	2	—	2
Restricted stock unit distributions	—	(17)	—	—	14	(3)	—	(3)
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at March 31, 2025	$3	$6,631	$(848)	$(659)	$(3,117)	$2,010	$—	$2,010
Net (loss) income	—	—	(45)	—	—	(45)	1	(44)
Other comprehensive income	—	—	—	18	—	18	—	18
Stock-based compensation expense	—	9	—	—	—	9	—	9
Restricted stock unit distributions	—	(2)	—	—	2	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at June 30, 2025	$3	$6,638	$(925)	$(641)	$(3,115)	$1,960	$1	$1,961
Net loss	—		(427)	—	—	(427)	(1)	(428)
Other comprehensive loss	—	—	—	(31)	—	(31)	—	(31)
Stock-based compensation expense	—	6	—	—	—	6	—	6
Funding of employee stock purchase plan	—	(4)	—	—	6	2	—	2
Restricted stock unit distributions	—	(3)	—	—	3	—	—	—
Restricted stock unit dividends	—	1	(1)	—	—	—	—	—
Cash dividends declared ($0.16 per share)	—	—	(32)	—	—	(32)	—	(32)
Balance at September 30, 2025	$3	$6,638	$(1,385)	$(672)	$(3,106)	$1,478	$—	$1,478

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$23	$(453)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	110	104
Amortization of intangible assets	136	155
Goodwill asset impairment	—	409
Indefinite-lived intangible asset impairment	3	88
Deferred income taxes	(50)	44
Stock-based compensation expense	25	25
Other non-cash expense	3	13
(Gain) loss on disposal of assets	(7)	—
Changes in operating assets and liabilities:
Accounts and notes receivable-trade, net	67	(56)
Inventories, net	(78)	(61)
Prepaid expenses and other current assets	(5)	(10)
Other noncurrent assets	(2)	—
Accounts payable	(21)	(9)
Accrued liabilities	(61)	(66)
Income taxes	30	(45)
Other noncurrent liabilities	(2)	(4)
Net cash provided by operating activities	171	134

Cash flows from investing activities:
Capital expenditures	(128)	(90)
Cash received on derivative contracts	—	10
Cash paid on derivative contracts	—	(9)
Net investment hedge settlements	(17)	—
Proceeds from sale of property, plant, and equipment	4	—
Other investing activities	6	2
Net cash used in investing activities	(135)	(87)

Cash flows from financing activities:
Cash paid for treasury stock	(25)	—
Proceeds from 364-day bridge loan	—	435
Repayment of 364-day bridge loan	—	(435)
Proceeds (repayments) on short-term borrowings, net	130	(416)
Cash dividends paid	(32)	(96)
Proceeds from long-term borrowings	—	551
Repayments on long-term borrowings	(225)	(3)
Cash paid for deferred financing costs	—	(13)
Other financing activities, net	(6)	(4)
Net cash (used in) provided by financing activities	(158)	19
Effect of exchange rate changes on cash and cash equivalents	(9)	25
Net (decrease) increase in cash and cash equivalents	(131)	91
Cash and cash equivalents at beginning of period	326	272
Cash and cash equivalents at end of period	$195	$363

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$78	$65
Non-cash investing activities:
Property, plant and equipment in accounts payable at end of period	$37	$25
Exchange of inventory for naming and other rights	$—	$14

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Certain prior period amounts have been reclassified to conform to current-year presentation. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “2025 Form 10-K”). All significant intercompany accounts and transactions are eliminated in consolidation.

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

The Company revised its methodology utilized to determine profit in intercompany inventory for elimination, resulting in increased net income by approximately $30 million, equivalent to $0.15 per basic and diluted share for the three and nine months ended September 30, 2026. The revised methodology utilizes information that was not previously readily available and can now be captured using the new system that the Company is implementing to consolidate its financial results. In connection with this implementation, the Company is enhancing the extent of detailed financial data readily and systematically available, improving the Company’s ability to analyze and estimate the unrealized profit in inventory associated with intercompany transactions. The change was accounted for prospectively as a change in accounting estimate and represents the cumulative impact of the revised estimate. Equivalent impacts are not expected in future periods.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). In January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified the effective date for ASU No. 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently undertaking implementation activities in preparation for adopting the guidance at the required effective dates. Adoption will result in additional disclosures but will not impact the Company's results of operations, financial position, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” which amends certain aspects of ASC 350-40 related to the accounting and disclosure of internally developed software costs. This amendment is intended to provide further guidance on how to evaluate whether the probable-to-complete recognition threshold has been met to capitalize costs for internal-use software. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures, as well as the method of adoption.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not been issued or made available for issuance. Entities may apply the guidance prospectively or on a modified retrospective basis. As of September 30, 2026, the Company is not party to any arrangements that fall within the scope of this ASU. Accordingly, adoption of the ASU is not expected to have an impact on the Company’s consolidated financial statements or related disclosures at this time. The Company will continue to monitor its arrangements for applicability of the ASU in future periods.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815),” which amends certain aspects of the hedge accounting guidance in ASC 815. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period after the ASU’s issuance. Entities should apply the guidance prospectively. As of September 30, 2026, the Company is not party to any arrangements that fall within the scope of this ASU. Accordingly, adoption of the ASU is not expected to have an impact on the Company’s consolidated financial statements or related disclosures at this time. The Company will continue to monitor its arrangements for applicability of the ASU in future periods.

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

Net sales disaggregated by product category were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Equipment & Instruments	$137	$148	$409	$418
CAD/CAM	93	111	306	319
Connected Technology Solutions	230	259	$715	$737

Essential Dental Solutions	343	357	$1,069	$1,097

Orthodontics	39	53	$124	$175
Implants & Prosthetics	132	152	443	473
Orthodontic and Implant Solutions	171	205	$567	$648

Wellspect Healthcare	92	83	$263	$237

Total net sales	$836	$904	$2,614	$2,719

The Company’s geographic regions for reporting net sales consist of countries in (i) North and South America (“Americas”), (ii) Europe, the Middle East, and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Effective January 1, 2026, the Company changed its geographic regions for reporting net sales to align with how it manages commercial activities and reports net sales internally. Prior period net sales amounts have been recast to conform to the current period presentation. This change did not impact the Company’s consolidated financial statements.
Net sales disaggregated by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Americas	$319	$352	$965	$1,070
EMEA	397	426	1,284	1,283
APAC	120	126	365	366
Total net sales	$836	$904	$2,614	$2,719

Contract Assets and Liabilities

The Company does not typically have contract assets in the course of its business. Contract liabilities, which represent billings in excess of revenue recognized, are primarily related to deferred revenue associated with advanced billings for customer orthodontic treatments where the performance obligation has not yet been satisfied. The Company recorded deferred revenue of $69 million and $30 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at September 30, 2026. The Company recorded deferred revenue of $74 million and $33 million in Accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2025. During the three and nine months ended September 30, 2026, the Company recognized approximately $9 million and $59 million of net sales, respectively, which were previously deferred as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized approximately $30 million and $88 million of net sales, respectively, which were previously deferred as of December 31, 2024. The Company expects to recognize most of the remaining deferred revenue in net sales within the next twelve months.

Allowance for Doubtful Accounts

Accounts and notes receivable-trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12 million at September 30, 2026 and $12 million at December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, changes to the provision for doubtful accounts, including write-offs of accounts receivable that were previously reserved, were not significant. Changes to this provision are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

NOTE 3 – STOCK-BASED COMPENSATION

The amounts of stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Cost of products sold	$1	$1	$2	$2
Selling, general, and administrative expense	8	5	23	22
Research and development expense	—	—	1	1
Restructuring and other costs	(1)	—	(1)	—
Total stock-based compensation expense	$8	$6	$25	$25

NOTE 4 – COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the nine months ended September 30, 2026 and 2025 were as follows:

(in millions)	Foreign Currency Translation Loss	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Loss	Total

Balance, net of tax, at December 31, 2025	$(434)	$(7)	$(188)	$(10)	$(639)
Other comprehensive income (loss) before reclassifications and tax impact	(15)	—	8	—	(7)
Tax expense	(2)	—	(8)	—	(10)
Other comprehensive income (loss), net of tax, before reclassifications	(17)	—	—	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	—	1
Net (decrease) increase in other comprehensive loss	(17)	1	—	—	(16)
Balance, net of tax, at March 31, 2026	$(451)	$(6)	$(188)	$(10)	$(655)
Other comprehensive income (loss) before reclassifications and tax impact	(1)	—	7	—	6
Tax expense	(5)	—	(2)	—	(7)
Other comprehensive income (loss), net of tax, before reclassifications	(6)	—	5	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net (decrease) increase in other comprehensive loss	(6)	—	5	—	(1)
Balance, net of tax, at June 30, 2026	$(457)	$(6)	$(183)	$(10)	$(656)
Other comprehensive income (loss), net of tax, before reclassifications	(8)	—	32	—	24
Tax expense	(9)	—	(7)	—	(16)
Other comprehensive income (loss), net of tax, before reclassifications	(17)	—	25	—	8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1	—	—	1
Net increase (decrease) in other comprehensive loss	(17)	1	25	—	9
Balance, net of tax, at September 30, 2026	$(474)	$(5)	$(158)	$(10)	$(647)

(in millions)	Foreign Currency Translation Gain (Loss)	Loss on Cash Flow Hedges	Gain (Loss) on Net Investment and Fair Value Hedges	Pension Liability Loss	Total

Balance, net of tax, at December 31, 2024	$(619)	$(10)	$(70)	$(31)	$(730)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(21)	—	54
Tax benefit	12	—	5	—	17
Other comprehensive income (loss), net of tax, before reclassifications	87	—	(16)	—	71
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	87	—	(16)	—	71
Balance, net of tax, at March 31, 2025	$(532)	$(10)	$(86)	$(31)	$(659)
Other comprehensive income (loss) before reclassifications and tax impact	75	—	(115)	—	(40)
Tax benefit	31	—	27	—	58
Other comprehensive income (loss), net of tax, before reclassifications	106	—	(88)	—	18
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net increase (decrease) in other comprehensive loss	106	—	(88)	—	18
Balance, net of tax, at June 30, 2025	$(426)	$(10)	$(174)	$(31)	$(641)
Other comprehensive income (loss) before reclassifications and tax impact	(6)	—	(29)		(35)
Tax benefit	(2)	—	6		4
Other comprehensive income (loss), net of tax, before reclassifications	(8)	—	(23)	—	(31)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—	—
Net decrease in other comprehensive income	(8)	—	(23)	—	(31)
Balance, net of tax, at September 30, 2025	$(434)	$(10)	$(197)	$(31)	$(672)
At September 30, 2026 and December 31, 2025, the cumulative tax adjustments were $145 million and $178 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $344 million and $289 million at September 30, 2026 and December 31, 2025, respectively, and cumulative losses on loans designated as hedges of net investments of $130 million and $145 million at September 30, 2026 and December 31, 2025, respectively.

Reclassifications out of AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 were not significant.

NOTE 5 – (LOSS) EARNINGS PER COMMON SHARE

The computations of basic and diluted (loss) earnings per common share were as follows:

Basic (Loss) Earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Net (loss) income attributable to Dentsply Sirona	$(2)	$(427)	$25	$(452)

Weighted average common shares outstanding	199.2	199.5	199.6	199.3

Basic (loss) earnings per common share	$(0.01)	$(2.14)	$0.12	$(2.27)

Diluted (loss) earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Net (loss) income attributable to Dentsply Sirona	$(2)	$(427)	$25	$(452)

Weighted average common shares outstanding	199.2	199.5	199.6	199.3
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	—	—	1.0	—
Total weighted average diluted shares outstanding	199.2	199.5	200.6	199.3

Diluted (loss) earnings per common share	$(0.01)	$(2.14)	$0.12	$(2.27)

Weighted average shares excluded from diluted common shares outstanding due to reported net loss for the period	1.0	0.8	—	0.7

Weighted average shares excluded from diluted common shares outstanding due to antidilutive nature	9.4	5.1	10.5	4.6

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. Share repurchases may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors. At September 30, 2026, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under the share repurchase program.

For the three and nine months ended September 30, 2026, the Company repurchased approximately 1.2 million and 2.5 million shares of outstanding common stock, respectively, through open market purchases at a cost of $13 million and $25 million, respectively.

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

The Company’s reportable segment information was as follows:

(in millions)	Three Months Ended September 30, 2026

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$230	$343	$171	$92	$836

Adjusted cost of products sold (a)	142	107	88	41
Adjusted selling expenses (b)	53	71	56	16
Adjusted general and administrative (“G&A”) expenses (b)	19	18	16	7
Adjusted research and development (“R&D”) expenses (c)	19	6	12	3

Segment adjusted operating income	$(3)	$141	$(1)	$25	$162

Reconciling items (income) expense:
Unallocated corporate costs (d)					$78
Interest expense, net					25
Other income					(14)
Goodwill and intangible asset impairments					3
Restructuring and other costs					(2)
Amortization of intangibles					46
Income before income taxes					$26

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

(in millions)	Three Months Ended September 30, 2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$259	$357	$205	$83	$904

Adjusted cost of products sold (a)	157	140	95	33
Adjusted selling expenses (b)	55	77	56	13
Adjusted G&A expenses (b)	20	18	20	7
Adjusted R&D expenses (c)	17	6	12	2

Segment adjusted operating income	$10	$116	$22	$28	$176

Reconciling items (income) expense:
Unallocated corporate costs (d)					$70
Interest expense, net					23
Other income					(11)
Goodwill and intangible asset impairments					262
Restructuring and other costs					5
Amortization of intangibles					56
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Loss before income taxes					$(230)

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

(in millions)	Nine Months Ended September 30, 2026

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$715	$1,069	$567	$263	$2,614

Adjusted cost of products sold (a)	446	358	278	114
Adjusted selling expenses (b)	159	212	169	45
Adjusted G&A expenses (b)	62	58	55	23
Adjusted R&D expenses (c)	59	21	37	9

Segment adjusted operating (loss) income	$(11)	$420	$28	$72	$509

Reconciling items (income) expense:
Unallocated corporate costs (d)					$218
Interest expense, net					71
Other income					(43)
Goodwill and intangible asset impairments					3
Restructuring and other costs					67
Amortization of intangibles					136
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					1
Income before income taxes					$56

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

(in millions)	Nine Months Ended September 30, 2025

	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Net sales	$737	$1,097	$648	$237	$2,719

Adjusted cost of products sold (a)	432	402	286	93
Adjusted selling expenses (b)	167	220	164	39
Adjusted G&A expenses (b)	58	55	59	20
Adjusted R&D expenses (c)	51	17	35	7

Segment adjusted operating income	$29	$403	$104	$78	$614

Reconciling items (income) expense:
Unallocated corporate costs (d)					$225
Interest expense, net					66
Other expense (income), net					(10)
Goodwill and intangible asset impairments					497
Restructuring and other costs					18
Amortization of intangibles					155
Depreciation resulting from the fair value step-up of property, plant, and equipment from business combinations					2
Loss before income taxes					$(339)

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

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Connected Technology Solutions	$28	$48	$95	$137
Essential Dental Solutions	8	9	24	26
Orthodontic and Implant Solutions	35	24	93	66
Wellspect Healthcare	5	5	16	13
All other (a)	6	6	18	17
Total	$82	$92	$246	$259
(a) Includes unallocated corporate costs for depreciation and amortization.

NOTE 7 – INVENTORIES

Inventories, net were as follows:

(in millions)	September 30, 2026	December 31, 2025
Raw materials and supplies	$173	$199
Work-in-process	91	82
Finished goods	443	361
Inventories, net	$707	$642

The Company’s inventory reserve for excess and obsolete inventory was $85 million and $95 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 8 – RESTRUCTURING AND OTHER COSTS

Restructuring and other (income) expenses were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Selling, general, and administrative expenses	—	—	—	1
Restructuring and other costs	(2)	5	67	18
Total restructuring and other costs	$(2)	$5	$67	$19

Restructuring and other costs of $67 million recorded in the first nine months of 2026 consisted primarily of employee severance benefits and other restructuring costs for various restructuring actions, including for the plan approved by the Board of Directors of the Company on February 24, 2026 (the “2026 Plan”). In the three months ended September 30, 2026, there was a reversal of previously booked expenses for the 2026 Plan as severance costs were lower than the Company’s initial estimates.

With the 2026 Plan, the Company seeks to improve operational performance and drive stockholder value creation. As of September 30, 2026, the Company has incurred $54 million in non-recurring restructuring charges under the 2026 Plan, primarily related to severance payments, employee benefits, and employee transition. In total, the Company expects to incur non-recurring charges in the approximate range of $60 million to $65 million related to the 2026 Plan, the majority of which will be expensed and paid in cash in 2026 and 2027.

The liabilities associated with the Company’s restructuring plans are recorded in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Activity in the Company’s restructuring accruals at September 30, 2026 was as follows:

	Severance
(in millions)	2024 and Prior Plans	2026 Plan	Other Actions	Total

Balance at December 31, 2025	$3	$—	$7	$10
Provisions	—	62	10	72
Amounts applied	(2)	(25)	(6)	(33)
Change in estimates	—	(9)	(1)	(10)
Balance at September 30, 2026	$1	$28	$10	$39

	Other Restructuring Costs
(in millions)	2024 and Prior Plans	2026 Plan	Other Actions	Total

Balance at December 31, 2025	$—	$—	$2	$2
Provisions	—	1	4	5
Amounts applied	—	(1)	(4)	(5)
Balance at September 30, 2026	$—	$—	$2	$2
The cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment were as follows:

(in millions)	December 31, 2025	Provisions	Amounts Applied	Change in Estimates	September 30, 2026

Connected Technology Solutions	$1	$25	$(9)	$(4)	$13
Essential Dental Solutions	4	21	(14)	(5)	6
Orthodontic and Implant Solutions	3	20	(9)	—	14
Wellspect Healthcare	2	5	(1)	—	6
All Other	2	6	(5)	(1)	2
Total	$12	$77	$(38)	$(10)	$41

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

The following summarizes the notional amounts of hedges of net investments, fair value hedges, and derivative instruments not designated as hedges for accounting purposes by derivative instrument type at September 30, 2026 and the notional amounts expected to mature during the next 12 months.

(in millions)	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

Hedges of Net Investments
Foreign exchange forward contracts	$741	$262
Cross currency basis swaps	1,402	—
Total derivative instruments designated as hedges of net investments	$2,143	$262

Fair Value Hedges
Interest rate swaps	$150	$—
Total derivative instruments designated as fair value hedges	$150	$—

Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$768	$768
Total derivative instruments not designated as hedges	$768	$768

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of these exposures. The derivative instruments consist of foreign exchange forward contracts and cross-currency basis swaps. The non-derivative instruments consist of foreign currency-denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the aforementioned instruments, which are designated as hedges of net investments, and the intrinsic value changes in these instruments are recorded in AOCI, net of tax effects. The time value component of the derivative instrument’s fair value is amortized on a straight-line basis and recognized in Other (income) expense, net in the Consolidated Statements of Operations over the term of the hedge. Cash flows associated with these instruments are generally presented within investing activities in the Consolidated Statements of Cash Flows. However, cash flows attributable to other-than-insignificant financing elements are presented within financing activities.

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

In October 2026, the Company settled and re-established its Swiss franc-denominated net investment hedge portfolio. See Note 15, Subsequent Events, for additional information.

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The Company primarily uses foreign exchange forward contracts to hedge these risks. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other income, net in the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

Derivative Instrument Activity

The effects of derivative hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss were as follows:

	Three Months Ended September 30,
	2026			2025
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$393	$25	$(14)	$463	$23	$(11)

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(12)	$—	$—	$(11)
Foreign exchange forward contracts	—	—	(6)	—	—	(7)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$1	$—	$—	$3	$—
Foreign exchange forward contracts	—	—	—	—	—	—

(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$3	$—	$—	$1

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Consolidated Statements of Operations Location	Three Months Ended September 30,
(in millions)	2026	2025		2026	2025

Hedges of Net Investments
Cross currency basis swaps	$12	$(36)	Other expense (income), net	$—	$—
Foreign exchange forward contracts	20	7	Other expense (income), net	—	—

	Nine Months Ended September 30,
	2026			2025
(in millions)	Cost of products sold	Interest expense, net	Other (income) expense, net	Cost of products sold	Interest expense, net	Other (income) expense, net

Total amounts of line items presented in the Statement of Operations in which the effects of cash flow, net investment or fair value hedges are recorded	$1,251	$71	$(43)	$1,322	$66	$(10)

(Gain) loss on Hedges of Net Investment
Cross currency basis swaps	$—	$—	$(33)	$—	$—	$(13)
Foreign exchange forward contracts	—	—	(18)	—	—	(19)

(Gain) loss on Fair Value Hedges:
Interest rate swaps	$—	$4	$—	$—	$5	$—
Foreign exchange forward contracts	—	—	—	—	—	—
(Gain) loss on Derivative Instruments not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$(2)	$—	$—	$13

	Amount of Gain or (Loss) Recognized in AOCI			Amount of Gain or (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Consolidated Statements of Operations Location	Nine Months Ended September 30,
(in millions)	2026	2025		2026	2025

Hedges of Net Investments
Cross currency basis swaps	$16	$(65)	Other income, net	$—	$—
Foreign exchange forward contracts	31	(100)	Other income, net	—	—

Consolidated Balance Sheets Location of Derivative Fair Values

The fair value and the financial statement presentation of the Company’s derivatives in the Consolidated Balance Sheets were as follows:

	September 30, 2026
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$12	$3	$5
Interest rate swaps	—	—	6	12
Cross currency basis swaps	44	—	—	59
Total	$44	$12	$9	$76

Not Designated as Hedges:
Foreign exchange forward contracts	$8	$—	$10	$—
Total	$8	$—	$10	$—

	December 31, 2025
(in millions)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities

Designated as Hedges:
Foreign exchange forward contracts	$—	$—	$21	$40
Interest rate swaps	—	—	3	11
Cross currency basis swaps	42	—	—	73
Total	$42	$—	$24	$124

Not Designated as Hedges:
Foreign exchange forward contracts	$8	$—	$6	$—
Total	$8	$—	$6	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2026 was as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$20	$—	$20	$(16)	$—	$4
Cross currency basis swaps	44	—	44	(41)	—	3
Total assets	$64	$—	$64	$(57)	$—	$7

Liabilities
Foreign exchange forward contracts	$18	$—	$18	$(12)	$—	$6
Interest rate swaps	18	—	18	(7)	—	11
Cross currency basis swaps	59	—	59	(38)	—	21
Total liabilities	$95	$—	$95	$(57)	$—	$38

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2025 was as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$8	$—	$8	$(8)	$—	$—
Cross currency basis swaps	42	—	42	(42)	—	—
Total assets	$50	$—	$50	$(50)	$—	$—

Liabilities
Foreign exchange forward contracts	$67	$—	$67	$(18)	$—	$49
Interest rate swaps	14	—	14	—	—	14
Cross currency basis swaps	73	—	73	(32)	—	41
Total liabilities	$154	$—	$154	$(50)	$—	$104

NOTE 10 – FAIR VALUE MEASUREMENT

The estimated fair and carrying values of the Company’s total debt were $2,100 million and $2,200 million, respectively, at September 30, 2026. At December 31, 2025, the estimated fair and carrying values were $2,217 million and $2,329 million, respectively. The fair value of long-term debt is determined by discounting future cash flows using interest rates available at September 30, 2026 and December 31, 2025 and interest rates for companies with similar credit ratings for issuances with similar terms and maturities. It is considered a Level 2 fair value measurement for disclosure purposes.

Assets and liabilities measured at fair value on a recurring basis

The Company’s financial assets and liabilities set forth by level within the fair value hierarchy that were accounted for at fair value on a recurring basis were as follows:

	September 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap asset related to long-term debt	$18	$—	$18	$—
Cross currency basis swaps	$44	$—	$44	$—
Foreign exchange forward contracts	$20	$—	$20	$—
Total assets	$82	$—	$82	$—

Liabilities
Interest rate swaps	$18	$—	$18	$—
Cross currency basis swaps	59	—	59	—
Foreign exchange forward contracts	18	—	18	—
Total liabilities	$95	$—	$95	$—

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset related to long-term debt	$14	$—	$14	$—
Foreign exchange forward contracts	8	—	8	—
Total assets	$22	$—	$22	$—

Liabilities
Interest rate swaps	$14	$—	$14	$—
Cross currency basis swaps	31	—	31	—
Foreign exchange forward contracts	67	—	67	—
Total liabilities	$112	$—	$112	$—

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and credit risks.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2026.

NOTE 11 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2026 and 2025 were 112.4% and (86.5%), respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 58.3% and (33.6%), respectively. The increase in the effective tax rate is primarily driven by prior-year impairments, which were recorded in the three and nine months ended September 30, 2025, along with associated changes in valuation allowances.

NOTE 12 – FINANCING ARRANGEMENTS

The Company has a five-year senior unsecured multi-currency revolving facility, for an aggregate principal amount of $700 million, that expires on May 12, 2028. The Company also has a $700 million commercial paper program. The $700 million multi-currency revolving credit facility serves as a back-up to the commercial paper facility, resulting in an aggregate of $700 million as the total available credit under the commercial paper facility and the multi-currency revolving credit facility. The Company had $215 million in outstanding borrowings under the commercial paper facility at September 30, 2026 and $82 million in outstanding borrowings under the commercial paper facility at December 31, 2025, and the Company had no outstanding borrowings under the multi-currency revolving credit facility at September 30, 2026 and December 31, 2025. The Company also has access to $18 million in uncommitted short-term financing available under lines of credit from various financial institutions, which is reduced by other outstanding short-term borrowings of less than $1 million.

At September 30, 2026, the weighted-average interest rate for short-term debt was 4.6%.

At September 30, 2026, the Company had $503 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility.

In February 2026, the Company repaid in full €26 million aggregate principal amount of its 2.1% private placement notes upon their scheduled maturity. The repayment was funded with available cash. No amounts were outstanding under these notes at September 30, 2026. The repayment is reflected in cash flows used in financing activities for the nine months ended September 30, 2026.

In August 2026, the Company repaid in full CHF 58 million aggregate principal amount of its 1.0% private placement notes and €106 million aggregate principal amount of its 2.3% private placement notes upon their scheduled maturities. The repayments were funded through the issuance of commercial paper under the Company’s commercial paper program. No amounts were outstanding under these notes at September 30, 2026. The repayments are reflected in cash flows used in financing activities for the nine months ended September 30, 2026.

The Company’s private placement notes and revolving credit facility contain financial covenants, including maximum Total Leverage Ratio and maximum Senior Leverage Ratio requirements. At September 30, 2026, the Company was in compliance with all of its covenants, as of the prior amendment and as amended in October 2026 as described below.

On October 8, 2026, the Company obtained the requisite lender consents and entered into amendments, each dated as of September 30, 2026, to its May 12, 2023 revolving credit facility and its 2015, 2016 and 2019 note purchase agreements (collectively, the “Debt Amendments”). The Debt Amendments, among other things, increased the maximum permitted leverage ratios and permitted additional EBITDA adjustments for certain cash charges and expenses for the fiscal quarters ending September 30, 2026 and December 31, 2026. The Debt Amendments also temporarily restricted the incurrence of certain new liens and subsidiary debt and the making of certain restricted payments, subject to specified exceptions; added quarterly reporting requirements relating to certain initiatives and the related costs and savings; modified pricing under the revolving credit facility; and increased the incremental interest payable under the note purchase arrangements at specified leverage levels. The Company incurred approximately $4 million in fees in connection with the Debt Amendments. The revised terms provide the Company with additional flexibility to maintain compliance with its debt covenants.

Interest expense, net includes interest income of $2 million and $3 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense, net includes interest income of $8 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income primarily relates to interest-bearing cash and cash equivalents, and for the nine months ended September 30, 2026, includes approximately $2 million worth of interest associated with tariff refunds.

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

For the three months ended September 30, 2026, the Company considered additional qualitative and quantitative factors to determine whether events or changes in circumstances indicated potential impairment of goodwill or indefinite-lived intangible assets. Based on this assessment, the Company concluded that no interim quantitative goodwill impairment testing was required for the reporting units with remaining goodwill. Due to lower-than-expected results and reduced revenue forecasts for certain product lines, the Company identified indicators of impairment for certain indefinite-lived intangible assets. Quantitative impairment testing performed as of September 30, 2026, using the relief-from-royalty method consistent with the annual impairment assessment, indicated that the carrying values of certain trade names exceeded their estimated fair values. As a result, the Company recorded indefinite-lived intangible asset pre-tax impairment charges of $2 million and $1 million for the Orthodontic and Implant Solutions and Essential Dental Solutions segments, respectively, for the three months ended September 30, 2026.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Connected Technology Solutions	Essential Dental Solutions	Orthodontic and Implant Solutions	Wellspect Healthcare	Total

Balance at December 31, 2025
Goodwill	$291	$860	$1,298	$288	$2,737
Accumulated impairment losses	(291)	—	(1,298)	—	(1,589)
Goodwill, net at December 31, 2025	—	860	—	288	1,148
Translation	—	(9)	—	(3)	(12)
Impairment	—	—	—	—	—
Goodwill, net at September 30, 2026	$—	$851	$—	$285	$1,136

Accumulated impairment losses at September 30, 2026	(291)	—	(1,298)	—	(1,589)

Identifiable definite-lived and indefinite-lived intangible assets were as follows:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology and patents	$1,739	$(1,381)	$358	$1,783	$(1,334)	$449
Trade names and trademarks	82	(78)	4	84	(79)	5
Licensing agreements	39	(27)	12	42	(29)	13
Customer relationships	1,078	(878)	200	1,098	(847)	251
Total definite-lived	2,938	(2,364)	574	3,007	(2,289)	718

Indefinite-lived trade names and trademarks	$236	$—	$236	$251	$—	$251
In-process R&D	5	—	5	5	—	5
Total indefinite-lived	241	—	241	256	—	256

Total identifiable intangible assets	$3,179	$(2,364)	$815	$3,263	$(2,289)	$974

During the second quarter of 2026, following updates to the Company’s technology strategy made during the quarter, management reassessed the remaining useful life of the developed technology intangible asset associated with the Byte acquisition. Based on the expected migration of certain functionality to the DS Core platform, management concluded that the remaining period over which the asset is expected to provide economic benefit had shortened. Accordingly, the Company revised the asset’s remaining useful life, and its remaining carrying value is being amortized through February 2028. The revision was accounted for prospectively as a change in accounting estimate. The change increased amortization expense by approximately $15 million and $29 million for the three and nine months ended September 30, 2026, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

Contingencies

2022 Securities Class Action

On June 2, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of Ohio captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust v. Casey, Jr. et al., No. 2:22-cv-02371, and on July 28, 2022, the Company was named as a defendant in a putative class action filed in the U.S. District Court for the Southern District of New York (the “SDNY Court”) captioned San Antonio Fire and Police Pension Fund v. Dentsply Sirona Inc. et al., No. 1:22-cv-06339 (together, the “2022 Securities Litigation”). The complaints in the 2022 Securities Litigation are substantially similar and both allege that, during the period from June 9, 2021 through May 9, 2022, the Company, Mr. Donald M. Casey Jr., the Company’s former Chief Executive Officer, and Mr. Jorge Gomez, the Company’s former Chief Financial Officer, violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including regarding the manner in which the Company recognized revenue tied to distributor rebate and incentive programs. On March 27, 2023, the Court in the Southern District of Ohio ordered the transfer of the putative class action to the SDNY Court. On June 1, 2023, the SDNY Court consolidated the two separate actions under case No. 1:22-cv-06339 and appointed as lead plaintiffs for the putative class the City of Birmingham Retirement and Relief System, the El Paso Firemen & Policemen’s Pension Fund, and the Wayne County Employees’ Retirement System (collectively, the “Lead Plaintiffs”). Lead Plaintiffs filed an amended class action complaint on July 28, 2023 (the “Amended Complaint”). In addition to asserting the same claims against the Company, Mr. Casey, and Mr. Gomez, the Amended Complaint added the Company’s former Chief Accounting Officer, Mr. Ranjit S. Chadha, as a defendant (collectively, “Defendants”). On October 10, 2023, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiffs opposed the motion. On May 1, 2024, the SDNY Court granted the motion to dismiss as to Mr. Chadha and granted in part and denied in part the motion to dismiss as to the Company, Mr. Casey, and Mr. Gomez. The Company’s answer to the Amended Complaint was filed on May 21, 2024. On November 15, 2024, Lead Plaintiffs filed a motion to certify the matter as a class action, to appoint Lead Plaintiffs as class representatives, and to appoint class counsel. Defendants opposed the motion. On July 10, 2025, the SDNY Court granted Lead Plaintiffs’ motion for class certification, appointed the Lead Plaintiffs as class representatives, and appointed counsel for Lead Plaintiffs as class counsel. On November 3, 2025, Defendants and Lead Plaintiffs cross-moved for partial summary judgment. On September 4, 2026, the SDNY Court granted in part and denied in part Defendants’ motion for partial summary judgment and denied in its entirety Lead Plaintiffs’ motion for partial summary judgment. The Company has recorded a liability in an immaterial amount as of September 30, 2026, with an offsetting insurance receivable, resulting in no impact to the Consolidated Statements of Operations in the three and nine months ended September 30, 2026.

2023-2024 Derivative Litigation

Separately, on July 13, 2023, Company stockholder George Presura filed a stockholder derivative suit in the Delaware Court of Chancery captioned George Presura, Derivatively on Behalf of Nominal Defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona, Inc., No. 2023-0708-NAC (the “Presura Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the 2022 Securities Litigation, and it alleges that during the period from June 9, 2021 through July 13, 2023, various of the defendants breached fiduciary duties, committed corporate waste, and misappropriated information to conduct insider trading by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels. On August 4, 2023, the Delaware Court of Chancery stayed the Presura Derivative Litigation until the earlier of public announcement of a settlement of the 2022 Securities Litigation or resolution of the pending motion to dismiss in the 2022 Securities Litigation.

Additionally, on March 26, 2024, Company stockholder Calvin Snee filed a stockholder derivative suit in the Delaware Court of Chancery captioned Calvin Snee, derivatively on behalf of Dentsply Sirona Inc. v. Donald M. Casey Jr., et al. and Dentsply Sirona Inc, No. 2024-0308 (the “Snee Derivative Litigation”). The complaint, filed derivatively on behalf of the Company, asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The derivative complaint in this case contains allegations similar to those in the Presura Derivative Litigation and the 2022 Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On May 2, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Presura Derivative Litigation and Snee Derivative Litigation.

On July 19, 2024, Company stockholder Frank Manfre filed a stockholder derivative suit in the Delaware Court of Chancery captioned Frank Manfre, derivatively on behalf of nominal defendant Dentsply Sirona Inc. v. Donald M. Casey Jr. et al. and Dentsply Sirona Inc., No. 2024-0763 (the “Manfre Derivative Litigation”). The complaint asserts claims against current and former members of the Company’s Board of Directors and current and former executive officers, including Messrs. Casey and Gomez. The complaint in this case contains allegations similar to those in the Presura Derivative Litigation, the Snee Derivative Litigation, and the 2022 Securities Litigation, and it alleges that beginning in 2021, various of the defendants breached fiduciary duties, misappropriated information to conduct insider trading, and were unjustly enriched by making materially false and misleading statements or omissions regarding the Company’s recognition of revenue tied to distributor rebate and incentive programs and distributor inventory levels.

On September 19, 2024, the Delaware Court of Chancery issued an order consolidating and staying the Presura Derivative Litigation, Snee Derivative Litigation, and Manfre Derivative Litigation.

On September 24, 2026, the Delaware Court of Chancery issued an order extending the stay of the Presura Derivative Litigation, Snee Derivative Litigation, and Manfre Derivative Litigation.

2024 Securities Class Action

In November and December 2024, three putative securities class actions were filed against the Company and certain of its then-current and former officers in the U.S. District Court for the Southern District of New York (the “SDNY Court”). On February 21, 2025, the SDNY Court consolidated the three cases under the caption In re Dentsply Sirona, Inc. Securities Litigation, No. 24-cv-9083 (the “2024 Securities Litigation”). The amended complaint filed May 9, 2025 covers a class period from January 4, 2021 through February 26, 2025 and alleges that the defendants violated U.S. securities laws by, among other things, making materially false and misleading statements or omissions, including about the performance of the Company’s Byte aligners business after the Company acquired Byte LLC in December 2020. On January 16, 2026, the SDNY Court granted the motion to dismiss as to Mr. Gomez and granted in part and denied in part the motions to dismiss as to the Company and all other defendants. On April 7, 2026, the Company and most of the remaining individual defendants answered the amended complaint. Thereafter, the parties took part in fact discovery.

On October 20, 2026, after engaging in mediation, the Company and the individual defendants entered into a Memorandum of Understanding (the “MOU”) with plaintiffs containing the material terms of a settlement resolving the 2024 Securities Litigation. The parties intend to negotiate and execute a formal stipulation of settlement describing the terms of the proposed settlement, which will be subject to approval by the SDNY Court and notice to the class. The MOU provides that the Company will pay or cause its insurers to pay $75 million to settle the 2024 Securities Litigation and that the final settlement will contain no admission of liability, fault, or wrongdoing. This amount will be funded by the Company’s insurers under its directors’ and officers’ liability insurance policies. For the proposed settlement of the 2024 Securities Litigation, the Company has recognized a liability of $75 million as of September 30, 2026, with an offsetting insurance receivable, resulting in no impact to the Consolidated Statements of Operations in the three and nine months ended September 30, 2026.

The defendants agreed to the proposed settlement solely to avoid the cost, distraction, and uncertainty of continued litigation. There can be no assurance that the parties will execute a definitive stipulation of settlement or that the SDNY Court will approve the proposed settlement. If the proposed settlement does not become effective, the Company intends to continue to vigorously defend the 2024 Securities Litigation.

2025-2026 Derivative Litigation

Between March 2025 and September 2026, Company stockholders filed four stockholder derivative suits (the “Derivative Matters”) on behalf of the Company. The defendants are certain current and former members of the Company’s Board of Directors and certain current and former executive officers. The suits are:

•O'Connor v. Campion, et al., No. 1:25-cv-02246, in the SDNY Court;
•Andreotti v. Campion, et al., No. 1:25-cv-02931, in the SDNY Court;
•Davis v. Campion, et al., No. 1:26-cv-07882, in the SDNY Court; and
•Chua v. Campion, et al., No. 3:26-cv-00148, in the U.S. District Court for the Western District of North Carolina.

On April 29, 2025, the SDNY Court consolidated the O’Connor and Andreotti actions under the caption In re Dentsply Sirona Inc. Stockholder Derivative Litigation (the “Consolidated Derivative Action”). On October 1, 2026, the SDNY Court consolidated the Davis action into the Consolidated Derivative Action. The Derivative Matters are currently stayed.

The derivative complaints make allegations similar to those in the 2024 Securities Litigation, generally covering a period beginning December 1, 2022. They claim that the defendants breached fiduciary duties by, among other things, causing or allowing the Company to make materially false and misleading statements related to the Byte LLC acquisition. Certain of the complaints also assert unjust enrichment and violations of federal securities laws, including in connection with the Company’s repurchases of its stock at allegedly inflated prices.

Gobbetti Matter

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

Mr. Gobbetti appealed the ruling of the arbitral tribunal on December 2, 2024 before the Court of Appeals of Milan, Italy (the “Court of Appeals”) arguing that the ruling is null and void. According to Mr. Gobbetti, the arbitral tribunal did not grant him appropriate defense rights under the Italian Civil Code and did not fully address the merits of his claims, despite acknowledging jurisdiction. Mr. Gobbetti asked the Court of Appeals to directly sentence DSI to pay the €7 million, plus damages of €21 million and interest accruing until the time of payment. On April 17, 2025, DSI filed its statement of defense, asking the Court of Appeals to reject Mr. Gobbetti’s appeal and confirm the arbitral award in its entirety. A final discussion hearing took place before the Court of Appeals on March 4, 2026, and on May 26, 2026, the Court of Appeals announced its decision in which it rejected Mr. Gobbetti’s appeal and ordered him to pay legal costs to DSI based on an official Italian legal tariff. On July 28, 2026, DSI served the decision of the Court of Appeals on Mr. Gobbetti, who appealed to the Supreme Court of Cassation, the highest court of appeal, on October 26, 2026. DSI has until December 7, 2026 to file its response to Mr. Gobbetti’s appeal.

Except as noted above, no specific amounts of damages have been alleged in these lawsuits. The Company will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to defend these lawsuits vigorously, although the Company may elect to settle certain litigation matters, but there can be no assurance that the Company will be successful in any defense or that matters can be settled on terms favorable to the Company. If any of the lawsuits are decided adversely, the Company may be liable for significant damages directly or under its indemnification obligations, which could adversely affect the Company’s business, results of operations and cash flows. At this stage, the Company has accrued losses which are deemed probable, along with related insurance receivables, but the Company is unable to assess whether any material loss or adverse effect incremental to the liabilities disclosed above is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

IRS Examination

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

German Tax Matter

The General Public Prosecutor’s Office Frankfurt am Main is investigating a series of intercompany loans implemented in 2016 and 2017 as part of the post-merger integration activities of DENTSPLY International Inc. and Sirona Dental Systems, Inc. The Company is cooperating with the investigation. The Company believes that the transactions at issue complied with all applicable German laws. No charges have been filed against the Company or any individuals. Concurrently with the investigation, the Company is under audit in Germany for fiscal years 2014 through 2021, a portion of which overlaps with the period and subject of investigation. The final resolution of these matters remains uncertain. An unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

Commitments

Purchase Commitments

The Company has certain non-cancelable future commitments primarily related to long-term supply contracts for key components and raw materials and cloud-services agreements supporting the Company’s digital platform. At September 30, 2026, non-cancelable purchase commitments were as follows:

(in millions)

2026	$57
2027	95
2028	44
2029	47
2030	41
Thereafter	24
Total	$308
The above information should be read in conjunction with Part II, Item 7 “Contractual Obligations” and Part II, Item 8, Note 21, Commitments and Contingencies, in the 2025 Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Company had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the sections above.

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

NOTE 15 – SUBSEQUENT EVENTS

In October 2026, the Company settled and then re-established its Swiss franc-denominated net investment hedge portfolio to continue hedging its exposure to changes in the U.S. dollar value of its Swiss franc-denominated net assets. The new Swiss franc-denominated net investment hedges have a total notional value of $1.8 billion. The Company paid a net amount of approximately $12 million to settle the existing portfolio. The instruments are designated as hedges of the Company's Swiss franc-denominated net assets.

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

Recent tariff policies

As disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States and other countries. The U.S. government has implemented and could further implement various tariffs on the importation of certain goods from certain countries, a number of which are or may be applicable to the Company’s supply chain, operations, and sales. Tariffs enacted or proposed by the Trump Administration, together with retaliatory tariffs imposed by other countries, could make it significantly more difficult or costly for the Company to import certain products or materials to the United States, or export products or materials from the United States to other countries. Further, these tariffs remain subject to evolving modifications and court challenges. Currently, a small portion of the products, materials, and components used in our products are imported from China, and a significant number of dental technology and equipment products that we sell in the United States are manufactured in Europe. Europe is also a significant market for sales of our products, including certain consumable products made in the United States, while sales in China represent less than 5% of the Company’s global sales on an annual basis. The Company received approximately $44 million of refunds in the second quarter of 2026 and approximately $3 million of refunds in the third quarter of 2026 for its prior payment of U.S. tariffs imposed under the International Emergency Economic Powers Act on goods imported into the United States following legal and regulatory developments affecting the administration of those tariffs. While these refunds favorably impacted the Company’s results of operations and cash flows during the second and third quarters of 2026 and the nine months ended September 30, 2026, the future effect of tariffs and trade policies on the Company’s business remains uncertain. We continue to monitor and evaluate the ongoing and potential impacts on our supply chain, costs, net sales, and profitability of the tariffs, changes in trade policy, whether implemented or proposed, and court rulings on the legality of certain tariffs. We have executed actions and continue to evaluate additional strategies to mitigate such impacts, including competitive pricing strategies to offset tariffs and evaluating alternative sourcing options to minimize products sourced from high tariff rate countries, both for existing products and to support new product development. It is difficult to predict with reasonable certainty the impact on our results of operations and customers’ demand for our products from incremental tariffs, changes in trade policy, and related court rulings. For additional information, see Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

The impact of geopolitical conflicts

Geopolitical conflicts are expected to continue to shape market dynamics and pose general threats to financial stability in affected regions, including ongoing tensions from the conflicts in the Middle East and the Russia-Ukraine conflict. Overall, the Company’s operations in the Middle East, Russia, and Ukraine have not been materially impacted by these conflicts.

Geopolitical conditions in the Middle East have adversely impacted our business, including by contributing to lower revenue in certain markets in the region. The Company’s operations have not been materially impacted by these geopolitical conditions, but such conditions may result in future disruptions to our operations. We continue to monitor these developments and take actions to mitigate their impact on our operations.

The Company’s operations in Israel consist of two manufacturing facilities for implants products, with one site in northern Israel and one site in southern Israel, both of which remain open and continue to operate normally. For the nine months ended September 30, 2026, net sales of products produced at these sites comprised approximately 3% of our consolidated net sales and approximately 15% of the net sales of the Orthodontic and Implant Solutions segment. Net assets within Israel totaled $130 million as of September 30, 2026, consisting primarily of acquired technology, property, plant and equipment, inventory, and cash associated with our operations in the country.

In February 2022, because of the invasion of Ukraine by Russia, the United States, the European Union, and certain other countries imposed economic sanctions on certain Russian financial institutions and businesses and export controls on the export of certain products to Russia. Due to the medical nature of our products, the current sanctions and export controls have not materially restricted our ability to continue selling many of our products to customers located in Russia. For the nine months ended September 30, 2026, net sales in Russia and Ukraine were approximately 3% of our consolidated net sales, and net assets in these countries were $93 million as of September 30, 2026. These net assets include $51 million of cash and cash equivalents held within Russia as of September 30, 2026, as well as inventory and trade accounts receivable. Due to currency control measures imposed by the Russian government, which include restrictions on the ability of companies to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, we continue to be limited in our ability to transfer this cash balance out of Russia without incurring substantial costs. Additionally, beginning in September 2024, as a result of further restrictions by European financial institutions on receiving payments from Russia, our capacity to receive intercompany payments for the delivery of our products into Russia has been partially reduced, which further limits our ability to use cash received from sales in Russia for our general purposes.

Distribution arrangements
Following a strategic shift in inventory management in partnership with distributors, changes in the Company’s distribution model, including a reduced emphasis on distributor-held inventory, will likely increase variability in ordering patterns and contribute to fluctuations in net sales and operating income.

RESULTS OF OPERATIONS, THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Net Sales

The Company presents net sales comparing the current-year periods to the prior-year periods. In addition, the Company also presents changes in net sales on a constant currency basis, which is a Non-GAAP measure. The Company defines “constant currency” as the reported net sales adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates.

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

Net Sales by Segment

Net sales by segment and percentage changes in net sales as reported and on a constant currency basis were as follows:

			Percentage Change
Net Sales by Segment	(in millions, except percentages)		Three Months Ended September 30, 2026 vs. 2025
					Americas		EMEA		APAC

	2026	2025	As Reported[1]	Constant Currency[1]	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	Constant Currency

Connected Technology Solutions	$230	$259	(11.0)%	(10.1)%	(21.6)%	(21.9)%	(5.5)%	(4.2)%	(4.7)%	(2.5)%
Essential Dental Solutions	343	357	(4.0)%	(3.6)%	(0.6)%	(0.8)%	(7.7)%	(6.5)%	(4.4)%	(4.2)%
Orthodontic and Implant Solutions	171	205	(16.6)%	(16.2)%	(22.9)%	(23.1)%	(13.5)%	(12.3)%	(7.3)%	(7.2)%
Wellspect Healthcare	92	83	10.1%	11.0%	77.3%	78.6%	1.2%	2.0%	(1.0)%	4.1%
Total	$836	$904	(7.6)%	(7.0)%	(9.4)%	(9.6)%	(6.7)%	(5.6)%	(5.2)%	(4.3)%
(1) Constant currency sales are a Non-GAAP measure in which the reported net sales are adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates. The foreign currency impact is the only reconciling item between as reported and constant currency sales.

			Percentage Change
Net Sales by Segment	(in millions, except percentages)		Nine Months Ended September 30, 2026 vs. 2025
					Americas		EMEA		APAC

	2026	2025	As Reported[1]	Constant Currency[1]	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	Constant Currency

Connected Technology Solutions	$715	$737	(2.9)%	(5.7)%	(9.3)%	(11.0)%	(0.4)%	(5.1)%	2.3%	2.5%
Essential Dental Solutions	1,069	1,097	(2.5)%	(5.2)%	(3.4)%	(4.2)%	(3.2)%	(8.3)%	3.5%	1.9%
Orthodontic and Implant Solutions	567	648	(12.5)%	(14.8)%	(24.6)%	(25.0)%	(1.3)%	(6.0)%	(8.7)%	(9.9)%
Wellspect Healthcare	263	237	10.6%	6.2%	14.7%	16.6%	10.0%	4.6%	6.3%	9.6%
Total	$2,614	$2,719	(3.9)%	(6.6)%	(9.8)%	(10.6)%	—%	(4.9)%	(0.3)%	(1.1)%
(1) Constant currency sales are a Non-GAAP measure in which the reported net sales are adjusted for the impact of foreign currency changes, which is calculated by translating current period net sales using the comparable prior period’s currency exchange rates. The foreign currency impact is the only reconciling item between as reported and constant currency sales.

Total net sales

The net sales decrease on a constant currency basis for the three months ended September 30, 2026 was driven by lower volumes of OIS products in all regions, primarily implant products and the absence of the Byte business, lower volumes of CTS products in the Americas following a strategic shift in inventory management in partnership with distributors, and lower volumes of endodontic products in EMEA. The decrease was partially offset by higher volumes of Wellspect products.

The net sales decrease on a constant currency basis for the nine months ended September 30, 2026 was driven by lower volumes of EDS and OIS products, the absence of the Byte business, and lower volumes of CTS products in the Americas and EMEA. The lower volumes of CTS products in the Americas were driven by a strategic shift in inventory management in partnership with distributors. The decrease was partially offset by higher volumes of Wellspect products.

Connected Technology Solutions

The net sales decrease on a constant currency basis for the three months ended September 30, 2026 was driven by lower volumes of CAD/CAM products in the Americas. The decrease was partially offset by higher volumes of CAD/CAM products in APAC. CAD/CAM products held by distributors in the three months ended September 30, 2026 decreased approximately $9 million from June 30, 2026, compared to an increase of approximately $20 million in the three months ended September 30, 2025 from June 30, 2025. Imaging products held by distributors in the three months ended September 30, 2026 decreased approximately $3 million from June 30, 2026, compared to a decrease of approximately $1 million in the three months ended September 30, 2025 from June 30, 2025.

The net sales decrease on a constant currency basis for the nine months ended September 30, 2026 was driven by lower volumes in the Americas and EMEA. The decrease was partially offset by higher volumes of CAD/CAM products in APAC. CAD/CAM products held by distributors in the nine months ended September 30, 2026 decreased approximately $20 million from December 31, 2025, compared to an increase of approximately $4 million in the nine months ended September 30, 2025 from December 31, 2024. Imaging products held by distributors in the nine months ended September 30, 2026 decreased approximately $10 million from December 31, 2025 compared to no change in the nine months ended September 30, 2025 compared to December 31, 2024.

Distributor inventory levels for both CAD/CAM and imaging products at September 30, 2026 remain below historical averages following a strategic shift in inventory management in partnership with distributors.

Essential Dental Solutions

The net sales decrease on a constant currency basis for the three months ended September 30, 2026 was driven by lower volumes of endodontics products in EMEA and unfavorable pricing, partially offset by higher volumes of endodontics products in the Americas. The decrease in volumes in EMEA was, in part, a result of volumes of products sold by distributors to retail customers exceeding volumes of products sold to distributors. We are unable to quantify the impact to net sales of the decrease in volumes in EMEA for the three months ended September 30, 2026. Changes in inventory levels held by EMEA distributors are expected to impact the amount and timing of net sales in future periods.

The net sales decrease on a constant currency basis for the nine months ended September 30, 2026 was driven by lower volumes in EMEA and the Americas. The decrease was partially offset by favorable pricing in EMEA and higher volumes in APAC. The decrease in volumes in EMEA was, in part, a result of volumes of products sold to retail customers exceeding inventory volumes of products sold to distributors. We are unable to quantify the impact to net sales of the decrease in volumes in EMEA for the nine months ended September 30, 2026. Changes in inventory levels held by EMEA distributors are expected to impact the amount and timing of net sales in future periods.

Orthodontic and Implant Solutions

The net sales decrease on a constant currency basis for the three and nine months ended September 30, 2026 was driven by lower volumes of implant products and the absence of the Byte business.

Wellspect Healthcare

The net sales increase on a constant currency basis for the three and nine months ended September 30, 2026 was driven by higher product volumes, partially due to new product introductions.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Gross profit	$443	$441	$2	0.3%	$1,363	$1,397	$(34)	(2.5%)

Gross profit as a percentage of net sales	52.9%	48.8%	410 bps		52.1%	51.4%	70 bps

Percentages are based on actual values and may not reconcile due to rounding.

The increase in gross profit as a percentage of net sales for the three months ended September 30, 2026 was driven by a $39 million reduction to cost of products sold related to the cumulative change in estimate to eliminate profit in inventory associated with intercompany transactions, favorable manufacturing absorption, and favorable manufacturing scrap. The increase was partially offset by lower volumes in the OIS, CTS, and EDS segments and unfavorable distribution costs.

The increase in gross profit as a percentage of net sales for the nine months ended September 30, 2026 was driven by tariff refunds, favorable foreign currency impacts, and a $39 million reduction to cost of products sold related to the cumulative change in estimate to eliminate profit in inventory associated with intercompany transactions. The increase was partially offset by lower net sales volumes in the OIS, CTS, and EDS segments.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Selling, general, and administrative (“SG&A”) expenses	$363	$355	$8	2.3%	$1,078	$1,055	$23	2.1%
Research and development (“R&D”) expenses	42	37	5	14.9%	131	110	21	19.0%
Goodwill and intangible asset impairments	3	262	(259)	NM	3	497	(494)	NM
Restructuring and other (income) expenses	(2)	5	(7)	NM	67	18	49	NM

SG&A as a percentage of net sales	43.4%	39.4%	400 bps		41.2%	38.8%	240 bps
R&D as a percentage of net sales	5.0%	4.1%	90 bps		5.0%	4.0%	100 bps
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Selling, General, and Administrative Expenses

The increase in SG&A expenses for the three months ended September 30, 2026 was driven by training expense from clinical education investments and bad debt expense, partially offset by lower professional service costs.

The increase in SG&A expenses for the nine months ended September 30, 2026 was due to unfavorable foreign currency impacts and bad debt expense, partially offset by lower headcount and professional service costs.

Research and Development Expenses

For the three and nine months ended September 30, 2026, R&D expenses increased consistent with the Company’s stated plan to increase allocation of capital to R&D, primarily focused on expanding DS Core to support digital workflows across the Company’s product portfolio and accelerating key projects in all segments. The Company expects a level of investment in R&D of approximately 5% of annual net sales in 2026.

Goodwill and Intangible Asset Impairments

For the three and nine months ended September 30, 2026, the Company recorded indefinite-lived intangible asset pre-tax impairment charges of $2 million and $1 million for the Orthodontic and Implant Solutions and Essential Dental Solutions segments, respectively.

Restructuring and Other (Income) Expenses

The Company recorded restructuring and other (income) expenses of $(2) million and $67 million for the three and nine months ended September 30, 2026, and $5 million and $18 million for the three and nine months ended September 30, 2025. The expenses in 2026 consisted primarily of severance costs in conjunction with the restructuring plan announced on February 26, 2026. The expenses in 2025 primarily consisted of costs in connection with furthering the execution of various restructuring initiatives announced in prior years.

Segment Adjusted Operating Income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)(a)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Connected Technology Solutions	$(3)	$10	$(13)	(130.0%)	$(11)	$29	$(40)	(138.5%)

Essential Dental Solutions	141	116	25	21.6%	420	403	$17	4.1%

Orthodontic and Implant Solutions	(1)	22	(23)	(104.5%)	28	104	$(76)	(73.0%)

Wellspect Healthcare	25	28	(3)	(10.7%)	72	78	$(6)	(8.9%)
Percentages are based on actual values and may not reconcile due to rounding.
(a) See Note 6, Segment Information, in the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a reconciliation from segment adjusted operating income to consolidated US GAAP income.

Connected Technology Solutions

The decrease in segment adjusted operating income for the three and nine months ended September 30, 2026 is due to lower sales volumes and mix, as well as unfavorable pricing, partially offset by lower customer incentives.

Essential Dental Solutions

The increase in segment adjusted operating income for the three months ended September 30, 2026 is due to favorable pricing, tariff refunds, and lower headcount and professional service costs, partially offset by lower sales volumes and unfavorable product mix.

The increase in segment adjusted operating income for the nine months ended September 30, 2026 is due to favorable pricing, tariff refunds, lower headcount and professional service costs, and favorable foreign currency impacts, partially offset by lower sales volumes and unfavorable product mix.

Orthodontic and Implant Solutions

The decrease in segment adjusted operating income for the three months ended September 30, 2026 is due to lower sales volumes, unfavorable product mix, and the absence of net sales of Byte products in 2026. The decrease was partially offset by lower professional service costs.

The decrease in segment adjusted operating income for the nine months ended September 30, 2026 is due to lower sales volumes, unfavorable product mix, and the absence of net sales of Byte products in 2026. The decrease was partially offset by favorable headcount costs and lower tariff expenses.

Wellspect Healthcare

The decrease in segment adjusted operating income for the three months ended September 30, 2026 is due to higher headcount and advertising costs, partially offset by higher sales volumes.

The decrease in segment adjusted operating income for the nine months ended September 30, 2026 is due to higher headcount and advertising costs, as well as additional promotional activity, partially offset by higher sales volumes, favorable product mix and the benefit of foreign currency.

Other Income and Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Interest expense, net	$25	$23	$2	7.1%	$71	$66	$5	7.6%
Other income, net	(14)	(11)	(3)	NM	(43)	(10)	(33)	NM
Net interest and other expense (income)	$11	$12	$(1)		$28	$56	$(28)
Percentages are based on actual values and may not reconcile due to rounding.
NM - Not meaningful

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2026 increased compared to the three and nine months ended September 30, 2025, primarily due to higher commercial paper balances.

Other income, net

Other income, net for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	$ Change	2026	2025	$ Change

Foreign exchange (loss)	$(15)	$(13)	$(2)	$(40)	$(13)	$(27)
Defined benefit pension plan expenses	1	3	(2)	4	5	(1)
Other non-operating (income) expense	—	(1)	1	(7)	(2)	(5)
Other income, net	$(14)	$(11)	$(3)	$(43)	$(10)	$(33)

Income Taxes and Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	$ Change	2026	2025	$ Change

(Benefit) provision for income taxes	$29	$198	$(169)	$33	$114	$(81)

Effective income tax rate	112.4%	(86.5%)		58.3%	(33.6%)

Net income (loss) attributable to Dentsply Sirona	$(2)	$(427)	$425	$25	$(452)	$477

Diluted (loss) earnings per common share	$(0.01)	$(2.14)		$0.12	$(2.27)
Percentages are based on actual values and may not reconcile due to rounding.

Provision for income taxes

The effective tax rates for the three months ended September 30, 2026 and 2025 were 112.4% and (86.5%), respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 58.3% and (33.6%), respectively. The increase in the effective tax rate for both the three and nine month periods is primarily driven by increases in valuation allowances on certain deferred tax assets in the United States, Germany, Switzerland, and Luxembourg, the loss of certain U.S. tax benefits, and limitations on the utilization of foreign tax credits, as well as the impact of prior-year impairments and associated valuation allowance changes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to the critical accounting policies and estimates as disclosed in the 2025 Form 10-K, except as follows:

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names, trademarks, and in-process R&D. Indefinite-lived intangible assets are tested for impairment annually at April 1 or more frequently if events or circumstances indicate that the carrying value may be impaired, or if a decision is made to sell, discontinue, or divest a business. Judgment is involved in determining if an indicator of impairment has occurred during the year. Such indicators may include a decline in expected cash flows, unanticipated competition, increased interest rates, or slower growth rates, among others.

Impairment Test Results

For the three months ended September 30, 2026, the Company considered qualitative and quantitative factors to determine whether any events or changes in circumstances had resulted in indicators of impairment of goodwill or indefinite-lived intangible assets. Due to the lower-than-expected results for the product lines associated with various intangible assets, review of the indefinite-lived intangible assets using a consistent methodology as that which was used for the annual test, indicated a decline in fair value as of September 30, 2026 due to lower volumes for the Company’s equipment and implant products. As a result, the Company recorded indefinite-lived intangible asset pre-tax impairment charges of $2 million and $1 million for the Orthodontic and Implant Solutions and Essential Dental Solutions segments, respectively, for the three months ended September 30, 2026.

For further information see Note 13, Goodwill and Intangible Assets, in the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$171	$134	$37
Investing activities	(135)	(87)	(48)
Financing activities	(158)	19	(177)
Effect of exchange rate changes on cash and cash equivalents	(9)	25	(34)
Net (decrease) increase in cash and cash equivalents	$(131)	$91	$(222)

Cash provided by operating activities increased compared to the nine months ended September 30, 2025, driven by higher net income, which included $47 million related to tariff refunds received from the U.S. government and lower accounts receivable. At September 30, 2026, the number of days for sales outstanding in accounts receivable increased by 2 days to 64 days as compared to 62 days at December 31, 2025, and the number of days of sales in inventory increased by 21 days to 152 days at September 30, 2026 as compared to 131 days at December 31, 2025.

Cash used in investing activities increased compared to the nine months ended September 30, 2025, primarily driven by higher capital expenditures. The Company estimates capital expenditures to be in the range of approximately $165 million to $185 million for the full year 2026 and expects these investments to include expenditures for supply chain equipment upgrades and capacity expansion to support product innovation, DS Core enhancements, and the global Enterprise Resource Planning system implementation.

Cash used in financing activities increased compared to the nine months ended September 30, 2025 as the prior‑year period included cash inflows provided by the issuance of $550 million of long-term borrowings, a portion of which was used to repay the 364-day bridge loan and other short-term borrowings. The increase is also driven by repayments on long-term borrowings and share repurchases, partially offset by lower dividends paid.

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2026, $1.2 billion of authorization remains available for future share repurchases. For the three and nine months ended September 30, 2026, the Company repurchased approximately 1.2 million and 2.5 million outstanding shares of common stock through open market purchases at a cost of approximately $13 million and $25 million. Additional share repurchases, if any, may be made through open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions, or other transactions in such amounts and at such times as the Company considers appropriate based upon prevailing market and business conditions and other factors.

On February 23, 2026, the Company’s Board of Directors eliminated the declaration of quarterly dividends on the Company’s common stock starting in the quarter ending March 31, 2026.

At September 30, 2026, the Company had $503 million of borrowings available under lines of credit, including lines available under its short-term arrangements and revolving credit facility. The Company’s borrowing capacity includes a $700 million multi-currency credit facility which expires in May 2028. The Company also has access to an aggregate $700 million under a U.S. dollar commercial paper facility. The $700 million revolver serves as a back-up to the commercial paper facility. Thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $700 million. The Company had $215 million in outstanding borrowings under the commercial paper facility at September 30, 2026, resulting in $485 million remaining available under the revolving credit and commercial paper facilities. The Company also has access to $18 million in uncommitted short-term financing under lines of credit from various financial institutions, the availability of which is reduced by other short-term borrowings. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2026, the Company had less than $1 million outstanding under short-term borrowing arrangements.

The Company’s revolving credit facility and senior notes contain certain covenants relating to the Company’s operations and financial condition. As of September 30, 2026, the Company entered into an amendment to its credit agreement, which is intended to provide the Company with additional flexibility to maintain compliance with its debt covenants. At September 30, 2026, the Company was in compliance with these covenants, as amended. See Note 12, Financing Arrangements, in the Notes to the Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

The Company expects on an ongoing basis to be able to finance operating cash requirements, capital expenditures, and debt service from the current cash, cash equivalents, cash flows from operations and amounts available under its existing borrowing facilities.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. The Company has the ability to repatriate cash to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements. At September 30, 2026, management believed that sufficient liquidity was available in the United States and expects this to continue for the next twelve months. The Company has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations. Repatriation activities both performed and contemplated to date have not resulted in, and are not expected to result in, any significant incremental tax liability to the Company.

The Company continues to review its debt portfolio and may refinance additional debt or add debt in the near term based on strategic capital management. The Company believes there is sufficient liquidity available for the next twelve months.

Restructuring Plans

On February 24, 2026, the Company’s Board of Directors approved a new restructuring plan (the “2026 Plan”) to improve operational performance and drive stockholder value creation. As of September 30, 2026, the Company has incurred $54 million in non-recurring restructuring charges and paid out approximately $26 million under the 2026 Plan since its inception, primarily related to employee severance payments, benefits, and other transition costs. In total, the Company expects to incur non-recurring charges in the approximate range of $60 million to $65 million related to the 2026 Plan, the majority of which will be expensed and paid in cash in 2026 and 2027. The 2026 Plan is anticipated to result in approximately $100 million in annualized cost savings. The Company intends to reinvest a portion of the anticipated savings in targeted return-to-growth initiatives, including investments in accelerated innovation, clinical education, and sales team education focused on connected dentistry.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 1, Business and Basis of Presentation, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Except with respect to the continued implementation of the new ERP and consolidations systems, there have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate any further changes that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting over the course of the implementation of the new ERP system and other related systems.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Refer to Part I, Item 1, Note 14 Contingencies and Commitments, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, “Risk Factors” in the Company’s 2025 Form 10-K.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On November 7, 2023, the Board of Directors approved an increase to the authorized share repurchase program of $1.0 billion. At September 30, 2026, the Company had authorization to repurchase $1.2 billion in shares of common stock remaining under the share repurchase program.
During the three months ended September 30, 2026, the Company had the following activity with respect to the share repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Share Repurchase Program
Period

July 1, 2026 to July 31, 2026	—	—	—	$1,177
August 1, 2026 to August 31, 2026	—	—	—	$1,177
September 1, 2026 to September 30, 2026	1.2	$9.75	1.2	$1,165

Item 5 - Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description
4.1	Note Purchase Agreement Amendment No. 5, dated as of September 30, 2026, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated December 11, 2015, by and among DENTSPLY SIRONA Inc. and the other parties thereto (1)
4.2	Note Purchase and Guarantee Agreement Amendment No. 5, dated as of September 30, 2026, by and among DENTSPLY SIRONA Inc., DENTSPLY DENTAL B.V. (as successor by merger to Sirona Dental Services GmbH) and each of the holders of Notes parties thereto, with respect to that certain Note Purchase and Guarantee Agreement, dated October 27, 2016, by and among DENTSPLY SIRONA Inc., Sirona Dental Services GmbH and the other parties thereto (1)
4.3	Note Purchase Agreement Amendment No. 5, dated as of September 30, 2026, by and among DENTSPLY SIRONA Inc. and each of the holders of Notes parties thereto, with respect to that certain Note Purchase Agreement, dated June 24, 2019, by and among DENTSPLY SIRONA Inc. and the other parties thereto (1)
10.1	Third Amendment to Credit Agreement, dated as of September 30, 2026, by and among DENTSPLY SIRONA Inc., the financial institutions listed on the signature pages thereof as Lenders and JPMorgan Chase Bank, N.A., as administrative agent (1)
31.1	Section 302 Certification Statement of the Chief Executive Officer (Filed herewith)
31.2	Section 302 Certification Statement of the Chief Financial Officer (Filed herewith)
32	Section 906 Certification Statements (Furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to exhibit included in the Company’s Form 8-K dated October 8, 2026, File no. 0-16211.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Daniel T. Scavilla	November 5, 2026
	Daniel T. Scavilla	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/	John C. Fortson	November 5, 2026
	John C. Fortson	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)